Form 10-Q
period 2012-06-24
CHUY'S HOLDINGS, INC.
filed 2012-08-30
CIK 1524931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)	F O R M 1 0-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-35603

CHUY’S HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5717693
(State of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

1623 TOOMEY ROAD
AUSTIN, TEXAS	78704
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (512) 473-2783

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [    ]  No [✓]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [    ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.     See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[✓] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [✓]

The number of shares of the registrant’s common stock outstanding at July 31, 2012 was 15,918,427.

Part I - Financial Information

Item1. Financial Statements

Chuy’s Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 24, 2012	December 25, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,621	$2,827
Accounts receivable	467	447
Lease incentives receivable	3,268	2,100
Inventories	585	617
Prepaid expenses and other current assets	1,450	1,034

Total current assets	10,391	7,025

Property and equipment, net	58,652	48,114
Other assets and intangible assets, net	3,558	3,192
Deferred offering costs	2,323	1,638
Tradename	21,900	21,900
Goodwill	24,069	24,069

Total assets	$120,893	$105,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,603	$2,082
Accrued liabilities	10,158	7,740
Deferred tax liability	25	25
Deferred lease incentives	901	723
Current maturities of long-term debt	775	713

Total current liabilities	14,462	11,283

Deferred tax liability, less current portion	3,349	2,676
Accrued deferred rent	1,509	1,045
Deferred lease incentives, less current portion	12,102	10,388
Long-term debt, less current maturities	83,600	54,487

Total liabilities	115,022	79,879

Commitments and contingencies

Temporary equity
Common stock subject to put options, 30,209 shares	438	432

Stockholders’ equity
Common stock, $0.01 par value; 11,818,345 shares authorized and, 208,505 and 192,878 shares issued and outstanding at December 25, 2011 and June 24, 2012, respectively	2	2
Convertible preferred stock, $0.01 par value; 10,657,252 shares authorized, issued and outstanding at December 25, 2011 and 9,017,217 shares authorized, issued and outstanding at June 24, 2012; liquidation preference of $15,799 and $13,714 at December 25, 2011 and June 24, 2012, respectively	90	107
Paid-in capital	1,690	23,978
Retained earnings	3,651	1,540

Total stockholders’ equity	5,433	25,627

Total liabilities and stockholders’ equity	$120,893	$105,938

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy’s Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements

(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenue	$43,545	$32,997	$81,021	$62,206

Costs and expenses
Cost of sales	11,622	9,238	21,570	17,342
Labor	13,740	10,221	25,683	19,412
Operating	6,069	4,765	11,321	9,023
Occupancy	2,530	1,816	4,810	3,503
General and administrative	2,137	2,544	3,922	3,997
Advisory agreement termination fee	-	-	2,000	-
Settlement with former director	-	245	-	245
Marketing	326	248	609	468
Restaurant pre-opening	1,224	990	1,980	1,659
Depreciation and amortization	1,543	1,042	2,947	1,967

Total costs and expenses	39,191	31,109	74,842	57,616

Income from operations	4,354	1,888	6,179	4,590
Interest expense	1,884	1,031	3,166	1,920

Income before income taxes	2,470	857	3,013	2,670
Income tax expense	739	183	902	732

Net Income	1,731	674	2,111	1,938
Undistributed earnings allocated to participating interests	1,700	666	2,079	1,915

Net income available to common stockholders	$31	$8	$32	$23

Net income per common share:
Basic	$0.16	$0.05	$0.16	$0.13

Diluted	$0.15	$0.04	$0.15	$0.12

Weighted-average shares outstanding:
Basic	194,766	173,456	201,634	176,111

Diluted	9,538,093	10,840,301	10,219,778	10,821,860

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy’s Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Convertible Preferred Stock		Paid-in Capital	Retained Earnings	Total

	Shares	Amount	Shares	Amount

Balance, December 25, 2011	208,505	$2	10,657,252	107	$23,978	$1,540	$25,627
Stock-based compensation	-	-	-	-	175	-	175
Purchase of stock	(15,627)	-	(1,640,035)	(17)	(22,457)	-	(22,474)
Temporary equity related to put option	-	-	-	-	(6)	-	(6)
Net income	-	-	-	-	-	2,111	2,111

Balance, June 24, 2012	192,878	$2	9,017,217	90	$1,690	$3,651	$5,433

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy’s Holdings, Inc. and Subsidaries

Unaudited Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share and per share data)

	Twenty-Six Weeks Ended
	June 24, 2012	June 26, 2011
Cash flows from operating activities:
Net income	$2,111	$1,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,947	1,967
Amortization of loan origination costs	200	186
Stock-based compensation	175	175
Deferred compensation contributed by shareholder	-	24
Non-cash settlement with former director	-	70
Loss on disposal of property and equipment	12	15
Amortization of deferred lease incentives	(396)	(292)
Deferred income taxes	673	572
Changes in operating assets and liabilities:
Accounts receivable	(20)	64
Inventories	32	(17)
Prepaid expenses and other current assets	(416)	(311)
Lease incentives receivable	(1,168)	1,812
Lease origination costs	(38)	(85)
Accounts payable	521	76
Accrued liabilities	2,474	1,617
Deferred lease incentives	2,288	1,325

Net cash provided by operating activities	9,395	9,136
Cash flows from investing activities:
Acquistion of property and equipment	(13,473)	(9,749)
Acquisition of other assets	(224)	(170)
Net proceeds on note receivable	-	115

Net cash used in investing activities	(13,697)	(9,804)
Cash flows from financing activities:
Payments on long-term debt	(325)	(28,107)
Borrowings on long-term debt	29,500	52,500
Dividend payments	-	(19,010)
Purchase of stock	(22,474)	-
Proceeds from sale of stock	-	83
Deferred offering costs	(277)	-
Borrowings under revolving line of credit	2,250	-
Payments under revolving line of credit	(2,250)	(2,250)
Loan origination costs	(328)	(1,800)

Net proceeds provided by financing activities	6,096	1,416
Net increase in cash and cash equivilents	1,794	748
Cash and cash equivalents, beginning of period	2,827	3,337

Cash and cash equivalents, end of period	$4,621	$4,085

Supplemental cash flow disclosures:
Interest paid	$2,292	$1,651

Income taxes paid	$286	$243

Deferred offering costs not yet paid	$1,185	$-

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy’s Holdings, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.	BASIS OF PRESENTATION

Chuy’s Holdings, Inc. (the “Company” or “Chuys”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of June 24, 2012, the Company operated 35 restaurants in seven states.

On July 27, 2012, the Company closed its initial public offering (the “IPO”) of 6,708,332 shares of common stock at a price to the public of $13.00 per share. The 6,708,332 shares include the 874,999 shares sold to the underwriters in the IPO pursuant to their overallotment option, which was exercised on July 24, 2012. All share and per share data have been retroactively restated in the accompanying financial statements to give effect to a reverse stock split. See Note 8 “Subsequent Events” for more information.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The financial statements have been prepared in accordance with GAAP, except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 25, 2011 included in our Registration Statement on Form S-1, as amended (Registration No. 333-176097) (the “Registration Statement”), which was declared effective on July 23, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (the Company’s 2012 fiscal year). The adoption of this new guidance has no impact on the Company’s consolidated financial position, results of operations or cash flow.

3.	EARNINGS PER SHARE

The number of shares and earnings per share data (“EPS”) for all periods presented are based on the historical weighted-average shares of common stock outstanding. EPS is computed using the two-class method. The two-class method determines EPS for common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings. The Company’s convertible preferred stockholders are entitled to receive dividends in the event dividends on the Company’s common stock are declared. As a result, the shares of the Company’s convertible preferred stock are deemed to be participating securities.

Chuy’s Holdings, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements–(Continued)

(Amounts in thousands, except share and per share data)

Basic EPS of common stock is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted EPS of common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and the if converted method for convertible preferred stock. For the thirteen weeks ended June 26, 2011, options to purchase 63,797 shares of common stock were outstanding but not included in the computation of diluted net EPS because their inclusion would be anti-dilutive.

The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

BASIC
Numerator:
Net income	$1,731	$674	$2,111	$1,938
Less liquidation preference and preferred return on series X preferred stock	234	256	491	518
Less undistributed earnings allocated to participating interest	1,466	410	1,588	1,397

Net income available to common stockholders	$31	$8	$32	$23

Denominator:
Weighted-average common shares outstanding	194,766	173,456	201,634	176,111

Basic earnings per common share	$0.16	$0.05	$0.16	$0.13

DILUTED

Numerator:
Net income	$1,731	$674	$2,111	$1,938
Less liquidation preference and preferred return on series X preferred stock	234	256	491	518
Less undistributed earnings allocated to participating interest	84	22	91	80

Net income available to common and participating stockholders	$1,413	$396	$1,529	$1,340

Denominator:
Weighted-average common shares outstanding	194,766	173,456	201,634	176,111
Dilutive effect of preferred stock conversion	8,689,686	10,049,572	9,369,629	10,049,572
Dilutive effect of stock options	653,641	617,273	648,515	596,177

Weighted-average of diluted shares	9,538,093	10,840,301	10,219,778	10,821,860

Diluted earnings per common share	$0.15	$0.04	$0.15	$0.12

Chuy’s Holdings, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements–(Continued)

(Amounts in thousands, except share and per share data)

4.	CONVERTIBLE PREFERRED STOCK

On April 6, 2012, the Company repurchased 15,627 and 1,640,035 shares of common and preferred stock, respectively, totaling $22,425. As of June 24, 2012, the Company’s three series of convertible preferred stock and the related liquidation preferences, after giving effect to the stock repurchase, are as follows:

Series	Number of Shares	Date of Issuance	Original Issuance	Liquidation Preference

Series A	7,667,768	November 2006	$21,152	$7,725
Series B	834,934	November 2006	2,303	841
Series X	514,515	May 2010	4,233	5,148

Total Preferred	9,017,217		$27,688	$13,714

There are no mandatory dividends on the convertible preferred stock.

Each share of preferred stock is convertible at the option of the holder, at any time, without the payment of additional consideration into one share of common stock.

Immediately before any underwritten offering pursuant to an effective registration statement resulting in at least $25,000 in net proceeds to the Company, each share of convertible preferred stock will be converted on a mandatory basis into one share of common stock. However, in the event that the fair market value of the series X convertible preferred stock, as determined by the board of directors of the Company, is less than the required liquidation preference, the Company will redeem those shares by making cash payments to those stockholders to satisfy the liquidation preference.

As of June 24, 2012, the Company’s liquidation preference on the series X preferred stock was $10.01 per share. Effective upon the closing of the IPO on July 27, 2012, all preferred stock mandatorily converted into common stock on a 1:1 basis and no cash payment was required.

5.	STOCK-BASED COMPENSATION

The Company maintains the Chuy’s Holdings, Inc. Amended and Restated 2006 Stock Option Plan (the “2006 Plan”). On April 6, 2012, the Company amended the 2006 Plan to increase the shares available for the issuance of options under the Plan from 1,004,957 to 1,070,209 shares of the Company’s common stock. Options granted have a maximum term of 10 years. Subject to an optionee’s continued employment, options granted on December 6, 2006 vested 60% on the third anniversary of the date of grant and 20% on each of the fourth and fifth anniversaries of the date of the grant. Options granted after December 6, 2006 vest 20% on each of the first five anniversaries of the date of grant as long as the optionee remains in the continuous employment of the Company through such dates. In addition, under the 2006 Plan, all employee options would immediately vest upon a change in control. In connection with the IPO, the Company terminated the 2006 Plan, and no further awards will be granted under the 2006 Plan. The termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern outstanding awards granted under the 2006 Plan.

Prior to the IPO, the Company adopted the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”). A total of 1,250,000 shares of common stock are reserved and available for issuance under the 2012 Plan.

Stock-based compensation cost recognized in the accompanying consolidated statements of income was $61,000 and $114,000 for the thirteen weeks and $175,000 and $175,000 for the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively.

Chuy’s Holdings, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements–(Continued)

(Amounts in thousands, except share and per share data)

A summary of stock-based compensation activity and changes for the twenty-six weeks ended June 24, 2012 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value

Outstanding and expected to vest at December 25, 2011	970,273	$4.36
Granted	63,797	13.54
Exercised	-	-
Forfeited	(4,350)	8.88

Outstanding and expected to vest at June 24, 2012	1,029,720	$4.90	5.61	$8,589

Exercisable at June 24, 2012	738,824	$3.72	5.02	$6,882

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of June 24, 2012 and multiplying this result by the related number of options outstanding and exercisable at June 24, 2012. The estimated fair value of the common stock as of June 24, 2012 used in the above calculation was $13.00 per share, the price at which we sold our common stock in the IPO.

The Company assumed zero forfeitures as options have been granted to senior management level employees for which the Company has experienced historically low turnover. The expected term was calculated based upon similar grants of comparable companies.

The weighted-average grant date fair value of options granted during the twenty-six weeks ended June 24, 2012 was $5.28 per share, as estimated at the date of grant using the Black-Scholes pricing model. Expected volatility was based on competitors within the industry with the following weighted-average assumptions:

Dividend yield	0%
Expected volatility	44%
Risk-free rate of return	0.90%
Expected life	5 years

There was $755 of total unrecognized compensation costs related to options granted under the Plan as of June 24, 2012. These costs will be recognized through the year 2016. In the event of a change of control, all of the Company’s unrecognized compensation costs would be immediately recognized.

6.	LONG-TERM DEBT

On March 21, 2012, the Company entered into a credit facility amendment (the “Amendment”). The Amendment provides for an additional draw on its Term A Loan of $25,000 such that the outstanding principal amount of the Term A Loan was increased from $52,369 to $77,369. The incremental loan has the same terms and covenants as the existing senior credit facility. The Company is required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. At June 24, 2012, the Company was in compliance with its applicable financial covenants. Quarterly principal payments were increased from $131 to $194.

Chuy’s Holdings, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements–(Continued)

(Amounts in thousands, except share and per share data)

On March 21, 2012, the Company used the proceeds of the loan to pay a $2,000 termination payment to Goode Partners LLC (the “Sponsor”) to terminate its advisory agreement with the Company, $575 in estimated fees and expenses related to the incremental loan, and $22,474 to repurchase shares of the Company’s common and preferred stock. The shares were repurchased in a repurchase offer made to all stockholders of record of the Company as of March 8, 2012. Each stockholder was entitled to sell their pro rata share of the 1,655,662 shares being repurchased based on their percentage ownership of the Company’s capital stock. Unless otherwise agreed between the Company and the selling stockholders, each stockholder was also entitled to sell their pro rata share of the aggregate difference between the total number of shares being repurchased and the number of shares initially tendered. The stock repurchase closed on April 6, 2012.

Long-term debt at December 25, 2011 and June 24, 2012 consisted of the following:

	June 24, 2012	December 25, 2011

Term A Loan	$77,175	$52,500
Term B Loan	4,500	-
Revolver	2,700	2,700

	84,375	55,200
Less current maturities	(775)	(713)

Total long-term debt, less current maturities	$83,600	$54,487

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We use a three-tier value hierarchy, which classifies the inputs used in measuring fair values of our non-financial assets and non-financial liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes in the methods or assumptions used in measuring fair value during the period.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 25, 2011 and June 24, 2012 approximate their fair value due to the short-term maturities of these financial instruments. The fair value of the Company’s long-term debt is measured using a level 2 input (quoted prices for similar assets that are indirectly observable). The Company’s long-term debt has a variable interest rate and therefore approximates the carrying value of $84,375 and $55,200 at June 24, 2012 and December 25, 2011, respectively.

8.	SUBSEQUENT EVENTS

The Company opened two new restaurants subsequent to June 24, 2012 for a total of 37 restaurants as of August 30, 2012.

On July 27, 2012, the Company completed the IPO of its common stock. The Company issued 6,708,332 shares, including 874,999 shares sold to the underwriters pursuant to their overallotment option. The Company received net proceeds from the offering of approximately $79.4 million (after estimated offering expenses). The net proceeds were used to repay approximately $79.4 million of the Company’s loans outstanding under the Company’s credit facility. The total outstanding debt under the credit facility after the repayment was $5.0 million.

Chuy’s Holdings, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements–(Continued)

(Amounts in thousands, except share and per share data)

In connection with the IPO, on July 11, 2012, the Company amended its certificate of incorporation to effect a 2.7585470602469:1 reverse stock split of its common stock, series A preferred stock, series B preferred stock and series X preferred stock. Concurrent with the reverse stock split, the Company adjusted the number of shares subject to and the exercise price of its outstanding stock option awards under the 2006 Plan such that the holders of the options are in the same economic position both before and after the reverse stock split. As a result of the reverse stock split, all previously reported share amounts, including options in these unaudited condensed consolidated financial statements and accompanying notes, have been retrospectively restated to reflect the reverse stock split.

Immediately prior to the IPO, the Company amended and restated its certificate of incorporation to reflect the conversion of each outstanding share of our series A preferred stock, series B preferred stock and series X preferred stock into our common stock on a 1:1 basis. The total liquidation preference on all preferred stock at the time of conversion was $16.2 million. After such conversion and before the shares were sold in the IPO, the Company had 9,210,095 common shares outstanding. As part of the IPO, the Company increased its authorized shares from 11,818,345 shares of common stock, $0.01 par value per share, up to 60,000,000 common shares, $0.01 par value per share and its preferred stock authorized shares from 9,017,217 shares, $0.01 par value per share, to 15,000,000 shares of preferred stock, $0.01 par value per share.

Following the issuance of the shares sold in the IPO, the Company had a total of 15,918,427 common shares issued and outstanding and no preferred shares issued and outstanding as of July 27, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying condensed notes. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Cautionary Statements Concerning Forward-Looking Statements” in this report and under the heading “Risk Factors” in our Registration Statement on Form S-1, as amended (Registration No. 333-176097) (the “Registration Statement”), which was declared effective on July 23, 2012.

Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Registration Statement and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.

Unless otherwise specified, or the context otherwise requires, the references in this report to “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.

Overview

We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of June 24, 2012, we operated 35 Chuy’s restaurants across Texas, Tennessee, Kentucky, Alabama, Indiana, Georgia and Oklahoma. Subsequent to June 24, 2012, we opened two additional restaurants in Tennessee and Florida.

We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex Mex inspired dishes. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.

Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment.

Recent Developments

On July 27, 2012, we completed our initial public offering (the “IPO”) of 6,708,332 shares of common stock at a price per share to the public of $13.00 per share. The 6,708,332 shares include the 874,999 shares sold to the underwriters in the IPO pursuant to the overallotment option, which was exercised on July 24, 2012. We received net proceeds of approximately $79.4 million (after estimated offering expenses). The net proceeds were used to repay approximately $79.4 million of our loans outstanding under our credit facility. Our total outstanding debt, all of which was under the credit facility, was $5.0 million after the repayment.

In connection with the IPO, on July 11, 2012, we amended our certificate of incorporation to effect a 2.7585470602469:1 reverse stock split of our stock. Also in connection with the IPO, all shares of our series A preferred stock, series B preferred stock and series X preferred stock were converted into common stock. As a result of the reverse stock split, all previously reported share amounts have been retrospectively restated to reflect the reverse stock split.

Our Growth Strategies and Outlook

Our growth is based primarily on the following strategies:

¡	Pursue new restaurant development;

¡	Deliver consistent same store sales through providing high-quality food and service; and

¡	Leverage our infrastructure.

As of June 24, 2012, we opened four restaurants year-to-date in 2012, including our first restaurant in Oklahoma, and plan to open an additional three to four restaurants by the end of the year. From January 1, 2012 to the end of 2016, we expect to open a total of 50 to 55 new restaurants. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets, new core markets and in smaller markets surrounding each of those core markets.

Performance Indicators

We use the following performance indicators in evaluating our performance:

¡

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For restaurant openings we incur pre-opening costs, which are defined below, before the restaurant opens. Typically new restaurants open with an initial start-up period of higher than normalized sales volumes, which decrease to a steady level approximately six to ten months after opening. However, operating costs during this initial six to ten month period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately nine to twelve months after opening.

¡

Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 14 and 18 restaurants at June 26, 2011 and June 24, 2012, respectively.

¡

Average Check. Average check is calculated by dividing revenue by total entrees sold for a given time period. Average check reflects menu price influences as well as changes in menu mix. Our management team uses this indicator to analyze trends in customers’ preferences, effectiveness of menu changes and price increases and per customer expenditures.

¡	Average Weekly Customers. Average weekly customers is measured by the number of entrees sold per week. Our management team uses this metric to measure changes in customer traffic.

¡

Average Unit Volume. Average unit volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales by total number of comparable restaurants within a period by the relevant period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand.

¡

Operating Margin. Operating margin represents income from operations as a percentage of our revenue. By monitoring and controlling our operating margins, we can gauge the overall profitability of our company.

Our Fiscal Year

We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2011 fiscal year consisted of 52 weeks and our 2012 fiscal year will consist of 53 weeks.

Key Financial Definitions

Revenue. Revenue primarily consists of food and beverage sales and also includes sales of our t-shirts, sweatshirts and hats. Revenue is presented net of discounts, such as management and employee meals, associated with each sale. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate and comparable restaurant sales growth.

Cost of Sales. Cost of sales consists primarily of food, beverage and merchandise related costs. The components of cost of sales are variable in nature, change with sales volume and are subject to increases or decreases based on fluctuations in commodity costs.

Labor Costs. Labor costs include restaurant management salaries, front- and back-of-house hourly wages and restaurant-level manager bonus expense, employee benefits and payroll taxes.

Operating Costs. Operating costs consist primarily of restaurant-related operating expenses, such as supplies, utilities, repairs and maintenance, travel cost, insurance, credit card fees, recruiting, delivery service and security. These costs generally increase with sales volume but decline as a percentage of revenue.

Occupancy Costs. Occupancy costs include rent charges, both fixed and variable, as well as common area maintenance costs, property insurance and taxes, the amortization of tenant allowances and the adjustment to straight-line rent. These costs generally increase with sales volume but decline as a percentage of revenue.

General and Administrative Expenses. General and administrative expenses include costs associated with corporate and administrative functions that support our operations, including senior and supervisory management and staff compensation (including stock-based compensation) and benefits, travel, financial advisory fees paid to Goode Partners LLC (our “Sponsor”), legal and professional fees, information systems, corporate office rent and other related corporate costs. As a public company, we expect our stock-based compensation expense to increase. In addition, we estimate that we will incur approximately $1.3 to $1.6 million of incremental general and administrative expenses as a result of being a public company.

Marketing. Marketing costs include costs associated with our local restaurant marketing programs, community service and sponsorship activities, our menus and other promotional activities.

Restaurant Pre-opening Costs. Restaurant pre-opening costs consist of costs incurred during the five months before opening a restaurant, including manager salaries, relocation costs, supplies, recruiting expenses, initial new market public relations costs, pre-opening activities, employee payroll and related training costs for new employees. Restaurant pre-opening costs also include rent recorded during the period between date of possession and the restaurant opening date for our leased restaurant locations.

Depreciation and Amortization. Depreciation and amortization principally include depreciation on fixed assets, including equipment and leasehold improvements, and amortization of certain intangible assets for restaurants.

Interest Expense. Interest expense consists primarily of interest on our outstanding indebtedness and the amortization of our debt issuance costs reduced by capitalized interest.

Results of Operations

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, weather, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs and rising gas prices. In the past, we have experienced significant variability in restaurant pre-opening costs from quarter to quarter primarily due to the timing of restaurant openings. We typically incur restaurant pre-opening costs in the five months preceding a new restaurant opening. In addition, our experience to date has been that labor and direct operating and occupancy costs associated with a newly opened restaurant during the first three to four months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly restaurant pre-opening costs, labor and direct operating and occupancy costs.

Our business also is subject to fluctuations due to season and adverse weather. Our results of operations have historically been impacted by seasonality. The spring and summer months have traditionally had higher sales volume than other periods of the year. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant unit volumes in some of the markets where we operate and may have a greater impact should they occur during our higher volume months. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Thirteen Weeks Ended June 24, 2012 Compared to Thirteen Weeks Ended June 26, 2011

The following table presents, for the periods indicated, the consolidated statement of operations:

	Thirteen Weeks Ended

	June 24,	% of	June 26,	% of		%
	2012	Revenues	2011	Revenues	Change	Change

Revenue	$43,545	100.0%	$32,997	100.0%	$10,548	32.0%
Cost of sales	11,622	26.7%	9,238	28.0%	2,384	25.8%
Labor	13,740	31.6%	10,221	31.0%	3,519	34.4%
Operating	6,069	13.9%	4,765	14.4%	1,304	27.4%
Occupancy	2,530	5.8%	1,816	5.5%	714	39.3%
General and administrative	2,137	4.9%	2,544	7.7%	(407)	(16.0%)
Settlement with former director	-	0.0%	245	0.7%	(245)	(100.0%)
Marketing	326	0.8%	248	0.8%	78	31.5%
Restaurant pre-opening	1,224	2.8%	990	3.0%	234	23.6%
Depreciation and amortization	1,543	3.5%	1,042	3.2%	501	48.1%

Total cost and expenses	39,191	90.0%	31,109	94.3%	8,082	26.0%

Income from operations	4,354	10.0%	1,888	5.7%	2,466	130.6%
Interest expense	1,884	4.3%	1,031	3.1%	853	82.7%

Income before income taxes	2,470	5.7%	857	2.6%	1,613	188.2%
Income tax expense	739	1.7%	183	0.6%	556	303.8%

Net income	$1,731	4.0%	$674	2.0%	$1,057	156.8%

Revenue. Revenue increased $10.5 million, or 32.0%, to $43.5 million for the thirteen weeks ended June 24, 2012, as compared to $33.0 million for the thirteen weeks ended June 26, 2011. This increase was driven by $10.1 million in incremental revenue from our non-comparable restaurants, which included an additional 113 operating weeks provided by eleven new restaurants opened during and subsequent to the thirteen weeks ended June 26, 2011. During this period, comparable restaurant sales increased 1.9% over the same period the prior year. Of this 1.9% increase, 0.3% of the increase resulted from an increase in average weekly customers and 1.6% of the increase resulted from an increase in our average check. Our revenue mix attributed to food, bar and merchandise sales remained consistent at approximately 78.8%, 20.2% and 1.0% of total revenue, respectively.

Cost of Sales. Cost of sales as a percentage of revenue decreased to 26.7% in the thirteen weeks ended June 24, 2012, from 28.0% during the same period in 2011. This percentage decrease resulted primarily from price decreases in produce costs and, to a lesser degree, decreases in dairy costs.

Labor Costs. Labor costs as a percentage of revenue increased to 31.6% in the thirteen weeks ended June 24, 2012, from 31.0% during the same period in 2011, primarily as a result of increased training and staffing levels at our new restaurants, partially offset by improved labor efficiency in our established restaurants.

Operating Costs. Operating costs as a percentage of revenue decreased to 13.9% in the thirteen weeks ended June 24, 2012, from 14.4% during the same period in 2011 primarily attributable to lower credit card fees and lower liquor taxes as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions.

Occupancy Costs. Occupancy costs as a percentage of revenue increased to 5.8% in the thirteen weeks ended June 24, 2012, from 5.5% during the same period in 2011 primarily attributable to increased rent for additional parking at certain of our high volume locations as well as higher rent expense as a percentage of revenue for certain non-comparable restaurants.

General and Administrative Expenses. General and administrative expenses decreased $0.4 million, or 16.0%, to $2.1 million for the thirteen weeks ended June 24, 2012, as compared to $2.5 million for the thirteen weeks ended June 26, 2011. This decrease was primarily driven by a one-time cash bonus totaling $1.0 million paid to members of management in May 2011 in conjunction with refinancing our debt. This decrease was partially offset by costs associated with additional employees as we continue to strengthen our infrastructure for future growth. As a percentage of revenue, general and administrative expenses decreased to 4.9% for the thirteen weeks ended June 24, 2012, as compared to 7.8% for the same period in 2011 (4.6% before the one-time bonus payment).

Settlement with Former Director. Settlement with a former director was $0.2 million for the thirteen weeks ended June 26, 2011. We paid a one-time settlement fee to a former director in June 2011 as discussed in Note 15 to our consolidated audited financial statements for the fiscal year ended December 25, 2011 filed as part of the Registration Statement.

Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%. Our marketing costs in a particular period are generally limited to the period’s proportionate amount of our marketing budget of 0.8% of sales.

Restaurant Pre-opening Costs. Restaurant pre-opening costs increased by $0.2 million, or 23.5%, to $1.2 million for the thirteen weeks ended June 24, 2012, as compared to $1.0 million for the thirteen weeks ended June 26, 2011. This increase resulted primarily from eight restaurants in development during the thirteen week period ended June 24, 2012 compared to seven restaurants in development during the comparable period in 2011.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million from $1.0 million to $1.5 million, due to an increase in equipment and leasehold improvements as a result of additional restaurant openings. As a percentage of revenue, depreciation and amortization increased to 3.5% for the thirteen weeks ended June 24, 2012, as compared to 3.2% for the thirteen weeks ended June 26, 2011.

Interest Expense. Interest expense increased $0.9 million for the thirteen weeks ended June 24, 2012, as compared to the thirteen weeks ended June 26, 2011. This increase was due to greater average outstanding borrowings, offset by a reduction in the average effective interest rate from 10.4% to 8.5% during the thirteen weeks ended June 24, 2012 as compared to the comparable period in 2011. The interest rate reduction was associated with the refinancing of our credit facility we completed in May of 2011.

Income Tax Expense. Our effective tax rate increased to 30.0% for the thirteen weeks ended June 24, 2012 from 21.1% for the comparable period in 2011. The increase in the effective tax rate for the thirteen weeks ended June 24, 2012 is primarily attributable to lower FICA tip tax credits as a percentage of pre-tax income. The effective tax rates differ from the statutory rate of 34.0% primarily due to tax credits attributable to FICA tax paid on employee tips.

Net Income. As a result of the foregoing, net income increased $1.0 million, to $1.7 million for the thirteen weeks ended June 24, 2012 from $0.7 million for the thirteen weeks ended June 26, 2011. We had net income available to common stockholders of $31,000 for the thirteen weeks ended June 24, 2012 as compared to net income available to common stock holders of $8,000 during the same period in 2011.

Twenty-Six Weeks Ended June 24, 2012 compared to the Twenty-Six Weeks Ended June 26, 2011

The following table presents, for the periods indicated, the consolidated statement of operations:

	Twenty-Six Weeks Ended
	June 24, 2012	% of Revenues	June 26, 2011	% of Revenues	Change	% Change

Revenue	$81,021	100.0%	$62,206	100.0%	$18,815	30.2%
Cost of sales	21,570	26.6%	17,342	27.9%	4,228	24.4%
Labor	25,683	31.7%	19,412	31.2%	6,271	32.3%
Operating	11,321	14.0%	9,023	14.5%	2,298	25.5%
Occupancy	4,810	5.9%	3,503	5.6%	1,307	37.3%
General and administrative	3,922	4.8%	3,997	6.4%	(75)	(1.9%)
Advisory agreement termination fee	2,000	2.5%	-	0.0%	2,000	0.00%
Settlement with former director	-	0.0%	245	0.4%	(245)	(100.0%)
Marketing	609	0.8%	468	0.8%	141	30.1%
Restaurant pre-opening	1,980	2.5%	1,659	2.6%	321	19.3%
Depreciation and amortization	2,947	3.6%	1,967	3.2%	980	49.8%

Total cost and expenses	744,842	92.4%	57,616	92.6%	17,226	29.9%

Income from operations	6,179	7.6%	4,590	7.4%	1,589	34.6%
Interest expense	3,166	3.9%	1,920	3.1%	1,246	64.9%

Income before income taxes	3,013	3.7%	2,670	4.3%	343	12.8%
Income tax expense	902	1.1%	732	1.2%	170	23.2%

Net income	$2,111	2.6%	$1,938	3.1%	$173	8.9%

Revenue. Revenue increased $18.8 million, or 30.2%, to $81.0 million for the twenty-six weeks ended June 24, 2012, as compared to $62.2 million for the twenty-six weeks ended June 26, 2011. This increase was driven by $17.8 million in incremental revenue from our non-comparable restaurants, which included an additional 215 operating weeks provided by twelve new restaurants opened during and subsequent to the twenty-six weeks ended June 26, 2011. During this period, comparable restaurant sales increased 2.2% over the same comparable period the prior year. Of this 2.2% increase, 0.8% of the increase resulted from an increase in average weekly customers and 1.4% of the increase resulted from changes in average check. Our revenue attributed to food, bar and merchandise sales was consistent at approximately 79.2%, 19.8% and 1.0% of total revenue, respectively.

Cost of Sales. Cost of sales as a percentage of revenue decreased to 26.6% in the first twenty-six weeks of 2012, from 27.9% during the same period in 2011. This percentage decrease resulted primarily from price decreases in produce costs and, to a lesser degree, decreases in dairy costs.

Labor Costs. Labor costs as a percentage of revenue, increased to 31.7% in the first twenty-six weeks of 2012, from 31.2% during the same period in 2011, primarily as a result of increased training and staffing levels at our new restaurants, partially offset by improved labor efficiency in our comparable restaurants.

Operating Costs. Operating costs as a percentage of revenue, decreased to 14.0% during the first twenty-six weeks of 2012, from to 14.5% during the same period in 2011, primarily attributable to lower credit card fees and lower liquor taxes as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions.

Occupancy Costs. Occupancy costs as a percentage of revenue, increased to 5.9% during the first twenty-six weeks of 2012, from 5.6% during the same period in 2011 primarily attributable to increased rent for additional parking at certain of our high volume locations as well as higher rent expense as a percentage of revenue for certain non-comparable restaurants.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 1.9%, to $3.9 million for the twenty-six weeks ended June 24, 2012, as compared to $4.0 million for the twenty-six weeks ended June 26, 2011. The General and administrative expense for the twenty-six weeks ended June 26, 2011 included a one-time cash bonus totaling $1.0 million paid to members of management in May 2011 in conjunction with the refinancing of our credit facility. As a percentage of revenue, general and administrative expenses decreased to 4.8% for the twenty-six weeks ended June 24, 2012, as compared to 6.4% for the same period in 2011 (4.8% before the one-time bonus payment). We expect general and administrative expenses to increase during the remainder of 2012 as we continue to strengthen our infrastructure for future growth. However, we expect that general and administrative expenses as a percentage of revenue will decrease due to operating leverage.

Advisory Agreement Termination Fee. Advisory agreement termination fee was $2.0 million for the twenty-six weeks ended June 24, 2012. On March 21, 2012, we paid a $2.0 million termination fee to terminate our advisory agreement with our Sponsor. We paid the termination fee using the proceeds from our additional borrowings of $25.0 million under our senior secured credit facility. See our discussion in “Description of Indebtedness” in our consolidated audited financial statements and notes for the fiscal year ended December 25, 2011 filed as part of our Registration Statement.

Settlement with Former Director. Settlement with a former director was $0.2 million for the twenty-six weeks ended June 26, 2011. We paid this one-time settlement fee to a former director in June 2011 as discussed in Note 15 to our consolidated audited financial statements for the fiscal year ended December 25, 2011 filed as part of our Registration Statement.

Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%. Our marketing costs in a particular period are generally limited to the period’s proportionate amount of our marketing budget of 0.8% of sales.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs increased by $0.3 million, or 19.3%, to $2.0 million for the twenty-six weeks ended June 24, 2012, as compared to $1.7 million for the twenty-six weeks ended June 26, 2011. We opened five restaurants during both the twenty-six weeks ended June 24, 2012 and in the comparable period in 2011. Most of the increase in restaurant pre-opening costs for the twenty-six weeks ended June 24, 2012 is attributable to the pre-opening costs for the additional restaurant we opened on June 26, 2012.

Depreciation and Amortization. Depreciation and amortization increased $0.9 million from $2.0 million to $2.9 million, due to an increase in equipment and leasehold improvements as a result of additional restaurant openings. As a percentage of revenue, depreciation and amortization expenses increased to 3.6% for the twenty-six weeks ended June 24, 2012 from 3.2% for the twenty-six weeks ended June 26, 2011. This increase is primarily related to restaurant equipment becoming fully depreciated on some of the comparable restaurants as compared to the number of newer restaurants being opened.

Interest Expense. Interest expense increased $1.2 million for the twenty-six weeks ended June 24, 2012, as compared to the twenty-six weeks ended June 26, 2011. This increase was due to greater average outstanding borrowings offset by a reduction in the average effective interest rate from 10.1% to 8.5% under our credit facility during the twenty-six weeks ended June 24, 2012, as compared to the twenty-six weeks ended June 26, 2011. The interest rate reduction was associated with the refinancing of our credit facility we completed in May of 2011.

Income Tax Expense. Our effective tax rate increased to 30% for the twenty-six weeks ended June 24, 2012 from 27.0% for the twenty-six weeks ended June 26, 2011. The increase in the effective tax rate for the twenty-six weeks ended June 24, 2012 is primarily attributable to lower FICA tip tax credits as a percentage of pre-tax income. The effective tax rates differ from the statutory rate of 34.0% primarily due to tax credits attributable to FICA taxes paid on employee tips.

Net Income. As a result of the foregoing, net income increased $173,000 to $2.1 million for the twenty-six weeks ended June 24, 2012 from $1.9 million for the twenty-six weeks ended June 26, 2011. We had net income available to common stockholders of $32,000 for the twenty-six weeks ended June 24, 2012 as compared to net income available to common stockholders of $23,000 in the comparable period in 2011.

Liquidity

Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our $67.5 million senior secured credit facility, which we entered into on May 24, 2011. On March 21, 2012, we entered into a credit facility amendment to increase the available amount under the facility from $67.5 million to $92.5 million. On April 6, 2012, we used approximately $22.4 million of cash and cash equivalents obtained from the increased credit facility to repurchase shares of our common stock, series A preferred stock, series B preferred stock, and series X preferred stock. On July 27, 2012, we closed our IPO of 6,708,332 shares of common stock at $13.00 per share and received net proceeds of approximately $79.4 million (after offering expenses). These net proceeds were used to repay approximately $79.4 million of our outstanding debt under our credit facility leaving an outstanding balance of approximately $5.0 million under our Term A Loan. This repayment increased the total loan availability of our revolver and delayed term B to approximately $10.0 million. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our senior secured credit facility will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements for our restaurants. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We have entered into operating leases with certain related parties with respect to six of our restaurants and our corporate headquarters as described in our Registration Statement under the heading “Certain Relationships and Related Party Transactions.” Currently, operating lease obligations are not reflected as indebtedness on our consolidated balance sheet.

Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.

Cash Flows for Twenty-Six Weeks Ended June 24, 2012 and June 26, 2011

The following table summarizes the statement of cash flows for the twenty-six weeks ended June 24, 2012 and June 26, 2011:

	Twenty-Six Weeks Ended
	June 24,	June 26,
	2012	2011
Net cash provided by operating activities	$9,395	$9,136
Net cash used in investing activities	(13,697)	(9,804)
Net cash provided by financing activities	6,096	1,416

Net increase in cash and cash equivalents	1,794	748
Cash and cash equivalents at beginning of year	2,827	3,337

Cash and cash equivalents at end of period	$4,621	$4,085

Operating Activities. Net cash provided by operating activities was $9.3 million for the twenty-six weeks ended June 24, 2012, compared to $9.1 million for the twenty-six weeks ended June 26, 2011. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities in the first twenty-six weeks of 2012 compared to the same period in 2011 was primarily due to an increase in net income of $0.2 million, higher depreciation expense as a result of more restaurants in operation, an increase of $0.9 million in accrued liabilities related to timing of payments, offset partially by a decrease in net lease incentives.

Investing Activities. Net cash used in investing activities was $13.7 million for the twenty-six weeks ended June 24, 2012, compared to $9.8 million for the twenty-six weeks ended June 26, 2011. Total capital expenditures were approximately $13.5 million for the twenty-six weeks ended June 24, 2012, and primarily consisted of restaurant equipment and leasehold improvements to construct new restaurants. These expenditures were primarily related to the construction of our four new restaurants that opened during the twenty-six weeks ended June 24, 2012, as well as expenditures related to four additional restaurants currently under construction.

Financing Activities. Net cash provided by financing activities was $6.1 million for the first twenty-six weeks of 2012, compared to $1.4 million of cash provided in the first twenty-six weeks of 2011. On March 21, 2012, we entered into a credit facility amendment. In connection with the credit facility amendment, we borrowed an additional $25.0 million under our term A loan facility. We used the proceeds to (1) repurchase approximately $22.4 million of our common stock, series A preferred stock, series B preferred stock and series X preferred stock on April 6, 2012, (2) pay a $2.0 million termination fee to terminate the advisory agreement with our Sponsor and (3) pay approximately $0.6 million of transaction costs related to the credit facility amendment and the stock repurchase of shares of our common and preferred stock. On March 28 and May 11, 2012, we also borrowed $2.0 million and $2.5 million, respectively, under our delayed draw Term B Loan. We used these borrowings to fund new restaurant capital expenditures and to repay $2.3 million outstanding under our revolving credit facility.

As of June 24, 2012, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Capital Resources

Long-Term Capital Requirements. Our capital requirements are primarily dependent upon the pace of our growth plan and resulting new restaurants. Our growth plan is dependent upon many factors, including economic conditions, real estate markets, restaurant locations and nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance and capacity additions in our existing restaurants as well as information technology and other general corporate capital expenditures.

The capital resources required for a new restaurant depend on whether the restaurant is a ground-up buildout or a conversion. We estimate that each ground-up buildout restaurant will require a total cash investment of $1.7 million to $2.5 million (net of estimated tenant improvement allowances of between zero and $0.8 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. In addition to the cost of the conversion or ground-up buildout, we expect to spend approximately $350,000 to $400,000 per restaurant for restaurant pre-opening costs. We target a cash-on-cash return beginning in the third operating year of 40.0%, and a sales to investment ratio of 2:1 for our new restaurants. On average, returns on units opened since 2001 have exceeded these target returns in the second year of operations.

We expect that our capital expenditure outlays for 2012 will range between $16.7 million and $18.8 million, net of agreed upon tenant improvement allowances and excluding approximately $3.6 million of restaurant pre-opening costs for new restaurants that are not capitalized, of which we had spent $2.0 million in the twenty-six weeks ended June 24, 2012. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.1 million each for the opening of seven to eight new restaurants as well as $2.0 million to improve our existing restaurants and for general corporate purposes.

For 2013, we currently estimate capital expenditure outlays will range between $19.1 million and $21.2 million, net of agreed upon tenant improvement allowances and excluding approximately $3.3 million to $3.7 million of restaurant pre-opening costs for new restaurants that are not capitalized. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.1 million each for the opening of eight to nine new restaurants as well as $2.3 million to improve our existing restaurants and for general corporate purposes.

Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our senior secured credit facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2012 and 2013.

Short-Term Capital Requirements. Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $4.1 million at June 24, 2012, compared to a net working capital deficit of $4.3 million at December 25, 2011.

On May 24, 2011, we entered into a $67.5 million senior credit facility with GCI Capital Markets LLC, as administrative agent and sole bookrunner, General Electric Capital Corporation, as syndication agent, and a syndicate of financial institutions and other entities with respect to a senior secured credit facility. The senior secured credit facility provides for (a) a revolving credit facility, (b) a Term A Loan, (c) a delayed draw Term B Loan, and (d) an incremental term loan. Except for the incremental term loan, all borrowings under our senior secured credit facility bear interest at a variable rate based on the prime, federal funds or LIBOR rate plus an applicable margin based on our total leverage ratio. Interest is due at the end of each month if we select to pay interest based on the Index Rate or at the end of each LIBOR period if we select to pay interest based on LIBOR. As of June 24, 2012, we had borrowings under our Term A Loan, and our revolving credit facility and our delayed draw Term B Loan. We have elected a variable rate of interest based on LIBOR. In connection with the completion of our IPO, we repaid $79.4 million of indebtedness. Due to the repayment, our total leverage ratio dropped below 2.0 to 1.0, which decreases our interest rate to 7% under the credit facility effective September 1, 2012.

Our senior secured credit facility, as amended, requires us to comply with certain financial tests, including:

¡

a maximum capital expenditures limitation per year in an aggregate amount of $22.0 million in 2012, $24.9 million in 2013, $27.7 million in 2014, $28.1 million in 2015 and $13.3 million for the remaining term of the loan in 2016; provided, however, that any unutilized portion of such capital expenditures, may be utilized in the immediately succeeding year limited to 50% of the total maximum expenditure amount of the previous year;

¡

a minimum fixed charge coverage ratio for the four quarters then ended on or about June 30, 2012 of not less than 2.20:1.00, which ratio varies from 2.20:1.00 to 2.00:1.00 over the remaining term of the loan;

¡

a maximum total leverage ratio for the four quarters then ended on or about June 30, 2012 of not more than 5.10:1.00, which ratio varies from 5.10:1.00 to 3.60:1.00 over the remaining term of the loan and a maximum total leverage ratio of 2.75:1.00 after the completion of this offering; and

¡	a maximum lease adjusted leverage ratio for the four quarters then ended on or about June 30, 2012 of not more than 6.40:1.00, which ratio varies from 6.40:1.00 to 5.30:1.00 over the term of the loan.

As of June 24, 2012, we were in compliance with all covenants under our senior secured credit facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.

Off-Balance Sheet Arrangements

As of June 24, 2012 we had no off balance sheet arrangements or transactions.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see “Note 2: Recent Accounting Pronouncements” in the accompanying notes to our unaudited condensed consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

¡	the success of our existing and new restaurants;
¡	our ability to identify appropriate sites and develop and expand our operations;
¡	changes in economic conditions, including continuing effects from the recent recession;
¡	damage to our reputation or lack of acceptance of our brand in existing or new markets;
¡	economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located;
¡	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;
¡	changes in food availability and costs;
¡	labor shortages and increases in our labor costs, including as a result of changes in government regulation;
¡	increased competition in the restaurant industry and the segments in which we compete;
¡

the impact of legislation and regulations regarding nutritional information, and new information or attitudes regarding diet and health or adverse opinions about the health of consuming our menu offerings;

¡	the impact of federal, state and local beer, liquor and food service regulations;
¡	the success of our marketing programs;
¡	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;
¡	the loss of key members of our management team;
¡	strain on our infrastructure and resources caused by our growth;
¡	the impact of litigation;
¡	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;
¡	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;
¡	our ability to obtain debt or other financing on favorable terms or at all;
¡	the impact of a potential requirement to record asset impairment charges in the future;
¡	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;
¡	inadequate protection of our intellectual property;
¡	the failure of our information technology system or the breach of our network security;
¡	a major natural or man-made disaster;
¡	our increased costs and obligations as a result of being a public company;
¡	the impact of federal, state and local tax;
¡	the impact of electing to take advantage of certain exemptions applicable to emerging growth companies;
¡	the impact of our election to avail ourselves of the controlled-company exemptions from corporate governance requirements of the Nasdaq Marketplace rules;
¡	volatility in the price of our common stock;
¡	the impact of future sales of our common stock in the public market, and the exercise of stock options and any additional capital raised by us through the sale of our common stock;
¡	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;
¡	the effect of anti-takeover provisions in our charter documents and under Delaware law;
¡	the effect of our decision to not pay dividends for the foreseeable future;
¡	the effect of changes in accounting principles applicable to us;
¡	our ability to raise capital in the future;
¡	the significant influence of our Sponsor, including control over decisions that require the approval of stockholders, and the significant influence our founders may continue to exert over us;
¡	the conflicts of interest that may arise because some of our directors are principals of our principal stockholders; and
¡	the lack of an existing market for our common stock and uncertainty as to whether one will develop to provide stockholders with adequate liquidity.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report and in our Registration Statement. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this report reflect our views as of the date of this report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our senior secured credit facility that we entered into in May 2011. We currently have a LIBOR floor on our senior secured credit facility of 1.5%, giving us an effective interest rate on these borrowings as of June 24, 2012 of 8.5%. Based on the prepayment of $79.4 million under our senior secured credit facility using the net proceeds received from our IPO, our effective interest rate will decrease to 7.0% on September 1, 2012. Each quarter point change in interest rates on the variable portion of indebtedness under our senior secured credit facilities would not result in any change to our interest expense on an annual basis as long as the resulting LIBOR rate is below our current LIBOR floor.

Commodity Price Risk

Many ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Currently, we do not utilize fixed price contracts for certain commodities such as produce, cheese and chicken. As a result, we are subject to prevailing market conditions when purchasing these types of commodities. For other commodities, we employ various purchasing and pricing contract techniques in an effort to minimize volatility, including fixed price contracts for terms of generally one year or less and negotiating prices with vendors with reference to fluctuating market prices. We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their viability. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable to increase menu prices as a result of competitive or other factors. Additionally, if there is a time lag between the increasing commodity prices and our ability to increase menu prices or if we believe the commodity price increase to be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

Occasionally, we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us in the past. As of the date of this report, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Registration Statement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2012, our Registration Statement (File No. 333-176097) was declared effective by the SEC for our IPO of our common stock, par value $0.01 per share (“Common Stock”). We registered the offering and sale of 5,833,333 shares of Common Stock and an additional 874,999 shares of Common Stock to be sold to the underwriters pursuant to their over-allotment option at a price of $13.00 per share. On July 27, 2012, we completed the offering of 6,708,332 shares of Common Stock, including the 874,999 shares of Common Stock sold to the underwriters pursuant to their over-allotment option, at a price of $13.00 per share, for an aggregate offering price of $87.2 million, and the offering terminated. The underwriters were Jefferies & Company, Inc. and Robert W. Baird & Co. Incorporated serving as lead book-running managers and KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and Stephens Inc. serving as co-managers.

At the closing, we received net proceeds of approximately $79.4 million, after deducting the underwriting discount of approximately $6.1 million and related fees and expense of approximately $3.1 million, of which we had previously paid $1.4 million. As described in our Registration Statement under the heading “Use of Proceeds,” we used the net proceeds from the offering to repay $79.4 million of outstanding borrowings under our senior secured credit facility.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed in the exhibit index following the signature page are filed or furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 30, 2012

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
Name: Steven J. Hislop
Title: President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
Name: Jon W. Howie
Title: Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)

4.1	Form of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

4.2	Amendment to Amended and Restated Stockholders Agreement, dated July 9, 2012, by and among Chuy’s Holdings, Inc., MY/ZP Equity, LP, Goode Chuy’s Holdings, LLC, Goode Chuy’s Direct Investors, LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC, 522 Fifth Avenue Fund, L.P., and certain other stockholders, optionholders and permitted transferees (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

*10.1	Chuy’s Holdings, Inc. Amended and Restated 2006 Stock Option Plan (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on May 16, 2012)

*10.2	Chuy’s Holdings, Inc. 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

*10.3	Form of Restricted Share Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

*10.4	Form of Option Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

*10.5	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

*10.6	Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.7	Voting Agreement, dated July 9, 2012, by and among Goode Chuy’s Holdings, LLC, MY/ZP Equity, LP, Goode Chuy’s Direct Investors, LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC and 522 Fifth Avenue Fund, L.P. (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*Indicates management contract or compensatory plan or arrangement.