Form 10-Q/A
period 2012-06-24
CHUY'S HOLDINGS, INC.
filed 2012-10-01
CIK 1524931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35603

CHUY’S HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5717693
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1623 Toomey Road Austin, Texas	78704
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(512) 473-2783

Former Name, Former Address and Former Fiscal Year, if changed since last report: Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding at July 31, 2012 was 15,918,427.

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 24, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 30, 2012, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
Name: Steven J. Hislop Title: President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon W. Howie
Name: Jon W. Howie Title: Chief Financial Officer (Principal Financial Officer)

Dated: October 1, 2012

CHUY’S HOLDINGS, INC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith