Form 10-Q
period 2012-09-23
CHUY'S HOLDINGS, INC.
filed 2012-11-07
CIK 1524931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-35603

CHUY’S HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5717693
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1623 TOOMEY ROAD AUSTIN, TEXAS	78704
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (512) 473-2783

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding at October 30, 2012 was 15,918,427.

Part I—Financial Information

Item 1.  Financial Statements

Chuy’s Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 23, 2012	December 25, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,561	$2,827
Accounts receivable	498	447
Lease incentives receivable	3,779	2,100
Inventories	597	617
Prepaid expenses and other current assets	1,524	1,034

Total current assets	9,959	7,025
Property and equipment, net	63,576	48,114
Other assets and intangible assets, net	2,082	3,192
Deferred offering costs	—	1,638
Tradename	21,900	21,900
Goodwill	24,069	24,069

Total assets	$121,586	$105,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,104	$2,082
Accrued liabilities	9,585	7,765
Deferred lease incentives	995	723
Current maturities of long-term debt	775	713

Total current liabilities	13,459	11,283
Deferred tax liability, less current portion	3,565	2,676
Accrued deferred rent	1,728	1,045
Deferred lease incentives, less current portion	13,784	10,388
Long-term debt, less current maturities	4,219	54,487

Total liabilities	36,755	79,879
Commitments and contingencies
Temporary equity
Common stock subject to put options, 30,209 shares	—	432
Stockholders’ equity
Common stock, $0.01 par value; 11,818,345 shares authorized and 208,505 shares issued and outstanding at December 25, 2011; 60,000,000 shares authorized and 15,918,427 shares issued and outstanding at September 23, 2012	159	2
Convertible preferred stock, $0.01 par value; 10,657,252 shares authorized, issued and outstanding at December 25, 2011; liquidation preference of $15,799 at December 25, 2011; 15,000,000 shares authorized and no shares issued or outstanding at September 23, 2012	—	107
Paid-in capital	80,230	23,978
Retained earnings	4,442	1,540

Total stockholders’ equity	84,831	25,627

Total liabilities and stockholders’ equity	$121,586	$105,938

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy’s Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Income Statements

(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011
Revenue	$44,939	$35,115	$125,960	$97,321
Costs and expenses
Cost of sales	12,194	9,780	33,764	27,122
Labor	14,613	11,152	40,295	30,565
Operating	6,490	5,225	17,810	14,249
Occupancy	2,726	2,055	7,536	5,558
General and administrative	2,497	1,616	6,419	5,611
Advisory agreement termination fee	—	—	2,000	—
Settlement with former director	—	—	—	245
Marketing	344	264	954	733
Restaurant pre-opening	934	910	2,914	2,568
Depreciation and amortization	1,725	1,175	4,672	3,141

Total costs and expenses	41,523	32,177	116,364	89,792

Income from operations	3,416	2,938	9,596	7,529
Interest expense	2,285	1,214	5,451	3,134

Income before income taxes	1,131	1,724	4,145	4,395
Income tax expense	341	516	1,243	1,248

Net Income	790	1,208	2,902	3,147
Undistributed earnings allocated to participating interests	257	1,191	2,171	3,110

Net income available to common stockholders	$533	$17	$731	$37

Net income per common share:
Basic	$0.05	$0.08	$0.21	$0.20

Diluted	$0.05	$0.08	$0.19	$0.20

Weighted-average shares outstanding:
Basic	10,215,755	203,744	3,539,732	181,117

Diluted	14,033,234	10,879,773	11,501,870	10,845,694

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy’s Holdings, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Convertible Preferred Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December 25, 2011	208,505	$2	10,657,252	107	$23,978	$1,540	$25,627
Stock-based compensation	—	—	—	—	252	—	252
Purchase of stock	(15,627)	—	(1,640,035)	(17)	(22,457)	—	(22,474)
Sale of common stock from initial public offering, net of fees and expenses	6,708,332	67	—	—	78,025	—	78,092
Expiration of put option reclassed from temporary equity	—	—	—	—	432	—	432
Conversion of convertible preferred stock to common stock	9,017,217	90	(9,017,217)	(90)	—	—	—
Net income	—	—	—	—	—	2,902	2,902

Balance, September 23, 2012	15,918,427	$159	—	—	$80,230	$4,442	$84,831

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy’s Holdings, Inc. and Subsidaries

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Thirty-Nine Weeks Ended
	September 23, 2012	September 25, 2011
Cash flows from operating activities:
Net income	$2,902	$3,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,672	3,141
Amortization of loan origination costs	241	275
Write-off of loan origination costs associated with paydown of long-term debt	1,581	—
Stock-based compensation	252	263
Deferred compensation contributed by shareholder	—	30
Non-cash settlement with former director	—	70
Loss on disposal of property and equipment	21	17
Amortization of deferred lease incentives	(620)	(456)
Deferred income taxes	889	997
Changes in operating assets and liabilities:
Accounts receivable	(51)	104
Inventories	20	(43)
Prepaid expenses and other current assets	(490)	(69)
Lease incentives receivable	(1,679)	2,478
Lease origination costs	(103)	(114)
Accounts payable	22	(240)
Accrued liabilities	3,266	3,042
Deferred lease incentives	4,288	2,325

Net cash provided by operating activities	15,211	14,967
Cash flows from investing activities:
Purchase of property and equipment	(20,118)	(15,464)
Purchase of other assets	(319)	(226)
Net proceeds on note receivable	—	115

Net cash used in investing activities	(20,437)	(15,575)
Cash flows from financing activities:
Payments on long-term debt	(77,006)	(28,330)
Borrowings on long-term debt	29,500	52,500
Dividend payments	—	(19,010)
Purchase of stock	(22,474)	—
Proceeds from sale of common stock, net of underwriting fees	81,104	83
Deferred offering costs	(2,137)	(281)
Borrowings under revolving line of credit	2,250	—
Payments under revolving line of credit	(4,950)	(2,250)
Loan origination costs	(327)	(1,797)

Net proceeds provided by financing activities	5,960	915
Net increase in cash and cash equivilents	734	307
Cash and cash equivalents, beginning of period	2,827	3,337

Cash and cash equivalents, end of period	$3,561	$3,644

Supplemental cash flow disclosures:
Interest paid	$1,805	$2,108

Income taxes paid	$80	$305

Deferred offering cost not yet paid	$—	$796

Deferred offering costs paid in 2011 reclassed to equity	$875	$—

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy’s Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share data)

1. BASIS OF PRESENTATION

Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of September 23, 2012, the Company operated 38 restaurants in eight states.

On July 27, 2012, the Company completed the initial public offering (“IPO”) of its common stock. The Company issued 6,708,332 shares, including 874,999 shares sold to the underwriters pursuant to their overallotment option. The Company received net proceeds from the offering of approximately $78.1 million (after estimated offering expenses of $9.1 million). The net proceeds and additional Company funds were used to repay approximately $79.4 million of the Company’s loans outstanding under the Company’s credit facility. The total outstanding debt under the credit facility after the repayment was approximately $5.0 million.

In connection with the IPO, on July 11, 2012, the Company amended its certificate of incorporation to effect a 2.7585470602469:1 reverse stock split of its common stock, series A preferred stock, series B preferred stock and series X preferred stock. Concurrent with the reverse stock split, the Company adjusted the number of shares subject to and the exercise price of its outstanding stock option awards under the Chuy’s Holdings, Inc. Amended and Restated 2006 Stock Option Plan (the “2006 Plan”) such that the holders of the options are in the same economic position both before and after the reverse stock split. As a result of the reverse stock split, all previously reported share amounts, including options in these unaudited condensed consolidated financial statements and accompanying notes, have been retrospectively restated to reflect the reverse stock split.

Immediately prior to the closing of the IPO, the Company amended and restated its certificate of incorporation to reflect the conversion of each outstanding share of the Company’s series A preferred stock, series B preferred stock and series X preferred stock into common stock on a 1:1 basis. As part of the IPO, the Company increased its authorized shares from 11,818,345 shares of common stock, $0.01 par value per share, up to 60,000,000 shares of common stock, $0.01 par value per share, and its preferred stock from 9,017,217 shares of preferred stock, $0.01 par value per share, to 15,000,000 shares of preferred stock, $0.01 par value per share.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and footnotes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 25, 2011 included in the Registration Statement on Form S-1, as amended (Registration No. 333-176097) (the “Registration Statement”), which was declared effective on July 23, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.

Chuy’s Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except share and per share data)

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles — Goodwill and Other, Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (the Company’s 2012 fiscal year). The Company does not believe adoption of this new guidance will have a significant impact on the Company’s consolidated financial statements.

In July 2012, FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment. This ASU simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012; however, early adoption is permitted. The Company does not believe adoption of this new guidance will have a significant impact on the Company’s consolidated financial statements.

3. EARNINGS PER SHARE

The number of shares and earnings per share data (“EPS”) for all periods presented are based on the historical weighted-average shares of common stock outstanding. EPS is computed using the two-class method. The two-class method determines EPS for common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings. The Company’s convertible preferred stockholders were entitled to receive dividends in the event dividends on the Company’s common stock were declared. As a result, the shares of the Company’s convertible preferred stock were deemed to be participating securities.

In connection with the IPO, on July 11, 2012, the Company’s certificate of incorporation was amended to effect a 2.7585470602469:1 reverse stock split of the stock. Also in connection with the closing of the IPO, all shares of series A preferred stock, series B preferred stock and series X preferred stock were converted into common stock.

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

Chuy’s Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except share and per share data)

The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
BASIC
Numerator:
Net income	$790	$1,208	$2,902	$3,147
Less liquidation preference and preferred return on series X preferred stock	86	283	577	821
Less undistributied earnings allocated to participating interest	171	908	1,594	2,289

Net income available to common stockholders	$533	$17	$731	$37

Denominator:
Weighted-average common shares outstanding	10,215,755	203,744	3,539,732	181,117

Basic earnings per common share	$0.05	$0.08	$0.21	$0.20

DILUTED
Numerator:
Net income	$790	$1,208	$2,902	$3,147
Less liquidation preference and preferred return on series X preferred stock	86	283	577	821
Less undistributed earnings allocated to participating interest	10	53	91	130

Net income available to common and participating stockholders	$694	$872	$2,234	$2,196

Denominator:
Weighted-average common shares outstanding	10,215,755	203,744	3,539,732	181,117
Dilutive effect of preferred stock conversion	3,083,397	10,049,572	7,279,884	10,049,572
Dilutive effect of stock options	734,082	626,457	682,254	615,005

Weighted-average of diluted shares	14,033,234	10,879,773	11,501,870	10,845,694

Diluted earnings per common share	$0.05	$0.08	$0.19	$0.20

Chuy’s Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except share and per share data)

4. CONVERTIBLE PREFERRED STOCK

On December 25, 2011, the Company had three series of convertible preferred stock: series A preferred stock, series B preferred stock and series X preferred stock. There were no mandatory dividends on the convertible preferred stock. Each share of preferred stock was convertible at the option of the holder, at any time, without the payment of additional consideration into one share of common stock.

On April 6, 2012, the Company repurchased 15,627 and 1,640,035 shares of common and preferred stock, respectively, totaling $22,425.

According to the Company’s By-Laws and effective upon the closing of the IPO on July 27, 2012, all preferred stock mandatorily converted into common stock on a 1:1 basis.

5. STOCK-BASED COMPENSATION

The Company has outstanding awards under the 2006 Plan. On April 6, 2012, the Company amended the 2006 Plan to increase the shares available for the issuance of options under the 2006 Plan from 1,004,957 to 1,070,209 shares of the Company’s common stock. Options granted have a maximum term of 10 years. Subject to an optionee’s continued employment, options granted vest 20% on each of the first five anniversaries of the date of grant. In addition, under the 2006 Plan, all options would immediately vest upon a change in control. In connection with the IPO, the Company terminated the 2006 Plan, and no further awards will be granted under the 2006 Plan. The termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern those outstanding awards.

In connection with the IPO, the Company adopted the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) which allows the Company’s Board of Directors to grant stock options, restricted stock, and other equity-based awards to directors, officers, and key employees for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The options granted vest 20% on the each of the first five anniversaries of the date of grant and have a maximum term of 10 years. A total of 1,250,000 shares of common stock are reserved and available for issuance under the 2012 Plan.

Stock-based compensation cost recognized in the accompanying consolidated income statements was $77 and $88 for the thirteen weeks and $252 and $263 for the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively.

Chuy’s Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except share and per share data)

A summary of stock-based compensation activity and changes for the thirty-nine weeks ended September 23, 2012 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 25, 2011	970,273	$4.36
Granted	88,297	15.63
Forfeited	(4,621)	8.99

Outstanding and expected to vest at September 23, 2012	1,053,949	$5.28	5.46	$18,387

Exercisable at September 23, 2012	841,121	$3.72	4.79	$15,993

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of September 23, 2012 and multiplying this result by the related number of options outstanding and exercisable at September 23, 2012. The estimated fair value of the common stock as of September 23, 2012 used in the above calculation was $22.73 per share, the closing price of the Company’s common stock on September 21, 2012.

The weighted-average grant date fair value of options granted during the thirty-nine weeks ended September 23, 2012 was $6.07 per share, as estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

Dividend yield	0%
Expected volatility	44%
Risk-free rate of return	0.68%
Expected life	5.4 years

The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted is based on a representative peer group with similar employee groups and expected behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.

There was $877 of total unrecognized compensation costs related to options granted under the 2006 Plan as of September 23, 2012. These costs will be recognized through the year 2017. In the event of a change of control, approximately $682 of the Company’s unrecognized compensation costs would be immediately recognized.

6. LONG-TERM DEBT

On March 21, 2012, the Company entered into a credit facility amendment (the “Amendment”). The Amendment provides for an additional draw on its Term A Loan of $25,000 such that the outstanding principal amount of the Term A Loan was increased from $52,369 to $77,369. The incremental loan has the same terms and covenants as the existing senior credit facility. The Company is

Chuy’s Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements – (Continued)

(Dollar amounts in thousands, except share and per share data)

required to meet certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. Quarterly principal payments were increased from $131 to $194.

On March 21, 2012, the Company used the proceeds of the loan to pay a $2,000 termination payment to Goode Partners LLC (the “Sponsor”) to terminate its advisory agreement with the Company, $575 in estimated fees and expenses related to the incremental loan, and $22,474 to repurchase shares of the Company’s common and preferred stock. The shares were repurchased in a repurchase offer made to all stockholders of record of the Company as of March 8, 2012. Each stockholder was entitled to sell their pro rata share of the 1,655,662 shares being repurchased based on percentage ownership of the Company’s capital stock. Unless otherwise agreed between the Company and the selling stockholders, each stockholder was also entitled to sell their pro rata share of the aggregate difference between the total number of shares being repurchased and the number of shares initially tendered. The stock repurchase closed on April 6, 2012.

In connection with the IPO, the Company used the proceeds from the offering to repay approximately $79.4 million of the Company’s loans outstanding under the Company’s credit facility.

As a result of the repayment of outstanding loans with the proceeds from the offering, the Company recorded an expense of $1.6 million to write off the unamortized loan origination fees related to the portion of long term debt that was repaid. The Company will continue to amortize the remaining $100 of loan origination costs over the remaining term of the credit agreement.

Long-term debt at September 23, 2012 and December 25, 2011 consisted of the following:

	September 23, 2012	December 25, 2011
Term A Loan	$4,994	$52,500
Revolver	—	2,700

	4,994	55,200
Less current maturities	(775)	(713)

Total long-term debt, less current maturities	$4,219	$54,487

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses a three-tier value hierarchy, which classifies the inputs used in measuring fair values of non-financial assets and non-financial liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes in the methods or assumptions used in measuring fair value during the period.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at September 23, 2012 and December 25, 2011 approximate their fair value due to the short-term maturities of these financial instruments. The fair value of the Company’s long-term debt is measured using a level 2 input (quoted prices for similar assets that are indirectly observable). The Company’s long-term debt has a variable interest rate and therefore approximates the carrying value of $4,994 and $55,200 at September 23, 2012 and December 25, 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Cautionary Statements Concerning Forward-Looking Statements” in this report and under the heading “Risk Factors” in our Registration Statement on Form S-1, as amended (Registration No. 333-176097) (the “Registration Statement”), which was declared effective on July 23, 2012.

Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as may be required by law.

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

Unless otherwise specified, or the context otherwise requires, the references in this report to “our Company”, “the Company”, “us”, “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.

Overview

We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of September 23, 2012, we operated 38 Chuy’s restaurants across Texas, Tennessee, Kentucky, Alabama, Indiana, Georgia, Oklahoma and Florida.

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

Recent Developments

On July 27, 2012, we completed our initial public offering (the “IPO”) of 6,708,332 shares of common stock at a price per share to the public of $13.00 per share. The 6,708,332 shares include the 874,999 shares sold to the underwriters in the IPO pursuant to the overallotment option, which was exercised on July 24, 2012. We received net proceeds of approximately $78.1 million (after estimated offering expenses). The net proceeds and additional Company funds were used to repay approximately $79.4 million of our loans outstanding under our credit facility. Our total outstanding debt, all of which was under the credit facility, was $5.0 million after the repayment.

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

Our Growth Strategies and Outlook

Our growth is based primarily on the following strategies:

•	Pursue new restaurant development;

•	Deliver consistent same store sales through providing high-quality food and service; and

•	Leverage our infrastructure.

As of September 23, 2012, we opened seven restaurants year-to-date, including our first restaurants in Oklahoma and in Florida, and plan to open one additional restaurant by the end of the year. From January 1, 2012 to the end of 2016, we expect to open a total of 50 to 55 new restaurants. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets, new core markets and in smaller markets surrounding each of those core markets.

Performance Indicators

We use the following performance indicators in evaluating our performance:

•

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For restaurant openings we incur pre-opening costs, which are defined below, before the restaurant opens. Typically new restaurants open with an initial start-up period of higher than normalized sales volumes, which decrease to a steady level approximately six to ten months after opening. However, operating costs during this initial six to ten month periods are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately nine to twelve months after opening.

•

Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 23 and 17 restaurants at September 23, 2012 and September 25, 2011, respectively.

•

Average Check. Average check is calculated by dividing revenue by total entrees sold for a given time period. Average check reflects menu price influences as well as changes in menu mix. Our management team uses this indicator to analyze trends in customers’ preferences, effectiveness of menu changes and price increases and per customer expenditures.

•	Average Weekly Customers. Average weekly customers is measured by the number of entrees sold per week. Our management team uses this metric to measure changes in customer traffic.

•

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

•

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

Occupancy Costs. Occupancy costs include rent charges, both fixed and variable, as well as common area maintenance costs, property insurance and taxes, the amortization of tenant allowances and the adjustment to straight-line rent. These costs are generally fixed but a portion may vary with an increase in sales when the lease contains percentage rent.

General and Administrative Expenses. General and administrative expenses include costs associated with corporate and administrative functions that support our operations, including senior and supervisory management and staff compensation (including stock-based compensation) and benefits, travel, financial advisory fees paid to Goode Partners LLC (our “Sponsor”), legal and professional fees, information systems, corporate office rent and other related corporate costs. As a public company, we expect our stock-based compensation expense to increase. In addition, we estimate that we will incur approximately $1.3 million to $1.6 million of incremental general and administrative expenses as a result of being a public company.

Marketing. Marketing costs include costs associated with our local restaurant marketing programs, community service and sponsorship activities, our menus and other promotional activities.

Restaurant Pre-opening Costs. Restaurant pre-opening costs consist of costs incurred before opening a restaurant, including manager salaries, relocation costs, supplies, recruiting expenses, initial new market public relations costs, pre-opening activities, employee payroll and related training costs for new employees. Restaurant pre-opening costs also include rent recorded during the period between date of possession and the restaurant opening date.

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

Results of Operations

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, weather, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs and rising gas prices. In the past, we have experienced significant variability in restaurant pre-opening costs from quarter to quarter primarily due to the timing of restaurant openings. We typically incur restaurant pre-opening costs in the five months preceding a new restaurant opening. In addition, our experience to date has been that labor and direct operating costs associated with a newly opened restaurant during the first three to six months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly restaurant pre-opening costs, labor and direct operating costs.

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

Thirteen Weeks Ended September 23, 2012 Compared to Thirteen Weeks Ended September 25, 2011

The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 23, 2012	% of Revenue	September 25, 2011	% of Revenue	Change	% Change
Revenue	$44,939	100.0%	$35,115	100.0%	$9,824	28.0%
Cost of sales	12,194	27.1%	9,780	27.8%	2,414	24.7%
Labor	14,613	32.5%	11,152	31.7%	3,461	31.0%
Operating	6,490	14.4%	5,225	14.9%	1,265	24.2%
Occupancy	2,726	6.1%	2,055	5.9%	671	32.7%
General and administrative	2,497	5.6%	1,616	4.6%	881	54.5%
Marketing	344	0.8%	264	0.8%	80	30.3%
Restaurant pre-opening	934	2.1%	910	2.6%	24	2.6%
Depreciation and amortization	1,725	3.8%	1,175	3.3%	550	46.8%

Total cost and expenses	41,523	92.4%	32,177	91.6%	9,346	29.0%

Income from operations	3,416	7.6%	2,938	8.4%	478	16.3%
Interest expense	2,285	5.1%	1,214	3.5%	1,071	88.2%

Income before income taxes	1,131	2.5%	1,724	4.9%	(593)	(34.4%)
Income tax expense	341	0.8%	516	1.5%	(175)	(34.2%)

Net income	$790	1.7%	$1,208	3.4%	$(418)	(34.5%)

Revenue. Revenue increased $9.8 million, or 28.0%, to $44.9 million for the thirteen weeks ended September 23, 2012, as compared to $35.1 million for the thirteen weeks ended September 25, 2011. This increase was driven by $9.4 million in incremental revenue from our non-comparable restaurants, which included an additional 115 operating weeks provided by eleven new restaurants opened during and subsequent to the thirteen weeks ended September 25, 2011. During this period, comparable restaurant sales increased 1.5% over the same period in the prior year. Of this 1.5% increase, 0.2% of the increase resulted from an increase in average weekly customers and 1.3% of the increase resulted from an increase in our average check. Our revenue mix attributed to food, bar and merchandise sales remained consistent at approximately 79.8%, 19.2% and 1.0% of total revenue, respectively.

Cost of Sales. Cost of sales as a percentage of revenue decreased to 27.1% in the thirteen weeks ended September 23, 2012, from 27.8% during the same period in 2011. This percentage decrease resulted primarily from price decreases in produce costs and dairy costs, partially offset by increases in grocery costs and chicken costs.

Labor Costs. Labor costs as a percentage of revenue increased to 32.5% in the thirteen weeks ended September 23, 2012, from 31.7% during the same period in 2011, primarily as a result of increased training and staffing levels at our new restaurants, partially offset by improved labor efficiency in our established restaurants.

Operating Costs. Operating costs as a percentage of revenue decreased to 14.4% in the thirteen weeks ended September 23, 2012, from 14.9% during the same period in 2011 primarily attributable to lower liquor taxes as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions and lower utility costs and credit card fees. The reduction was partially offset by an increase in workers compensation insurance premiums as of result of opening more new locations outside the state of Texas.

Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.1% in the thirteen weeks ended September 23, 2012, from 5.9% during the same period in 2011 primarily attributable to increased rent for parking at certain of our high volume locations and common area expenses as well as higher rent expense as a percentage of revenue for certain non-comparable restaurants.

General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 54.5%, to $2.5 million for the thirteen weeks ended September 23, 2012, as compared to $1.6 million for the thirteen weeks ended September 25, 2011. As a percentage of revenue, general and administrative expenses increased to 5.6% for the thirteen weeks ended September 23, 2012, as compared to 4.6% for the same period in 2011. This increase was primarily driven by a $0.5 million increase in salary and bonus expense associated with additional employees as we continue to strengthen our infrastructure for future growth and incremental costs associated with operating as a public company.

Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%. Our marketing costs in a particular period are generally limited to the period’s proportionate amount of our marketing budget of 0.8% of sales.

Restaurant Pre-opening Costs. Restaurant pre-opening costs remained flat at approximately $0.9 million for the thirteen weeks ended September 23, 2012. This resulted primarily from four restaurants opened or in development during both the thirteen week period ended September 23, 2012 and the comparable period in 2011.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million from $1.2 million to $1.7 million, due to an increase in equipment and leasehold improvements as a result of additional restaurant openings. As a percentage of revenue, depreciation and amortization increased to 3.8% for the thirteen weeks ended September 23, 2012, as compared to 3.3% for the thirteen weeks ended September 25, 2011.

Interest Expense. Interest expense increased $1.1 million for the thirteen weeks ended September 23, 2012, as compared to the thirteen weeks ended September 25, 2011. This increase was due primarily to the $1.6 million write off of loan origination costs associated with the pay down of $79.4 million of borrowings with proceeds from the IPO, offset by a $0.5 million reduction in interest expense resulting from lower net borrowings.

Income Tax Expense. Our effective tax rate increased to 30.2% for the thirteen weeks ended September 23, 2012 from 29.9% for the comparable period in 2011. The increase in the effective tax rate for the thirteen weeks ended September 23, 2012 is primarily attributable to lower FICA tip tax credits as a percentage of pre-tax income. The effective tax rates differ from the statutory rate of 34.0% primarily due to tax credits attributable to FICA tax paid on employee tips.

Net Income. As a result of the foregoing, net income decreased $0.4 million, to $0.8 million for the thirteen weeks ended September 23, 2012 from $1.2 million for the thirteen weeks ended September 25, 2011. We had net income available to common stockholders of $533,000 for the thirteen weeks ended September 23, 2012 as compared to net income available to common stock holders of $17,000 during the same period in 2011.

Thirty-Nine Weeks Ended September 23, 2012 compared to the Thirty-Nine Weeks Ended September 25, 2011

The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirty-Nine Weeks Ended
	September 23, 2012	% of Revenue	September 25, 2011	% of Revenue	Change	% Change
Revenue	$125,960	100.0%	$97,321	100.0%	$28,639	29.4%
Cost of sales	33,764	26.8%	27,122	27.9%	6,642	24.5%
Labor	40,295	32.0%	30,565	31.4%	9,730	31.8%
Operating	17,810	14.1%	14,249	14.6%	3,561	25.0%
Occupancy	7,536	6.0%	5,558	5.7%	1,978	35.6%
General and administrative	6,419	5.1%	5,611	5.8%	808	14.4%
Advisory agreement termination fee	2,000	1.6%	—	0.0%	2,000	0.0%
Settlement with former director	—	0.0%	245	0.3%	(245)	(100.0%)
Marketing	954	0.8%	733	0.8%	221	30.2%
Restaurant pre-opening	2,914	2.3%	2,568	2.6%	346	13.5%
Depreciation and amortization	4,672	3.7%	3,141	3.2%	1,531	48.7%

Total cost and expenses	116,364	92.4%	89,792	92.3%	26,572	29.6%

Income from operations	9,596	7.6%	7,529	7.7%	2,067	27.5%
Interest expense	5,451	4.3%	3,134	3.2%	2,317	73.9%

Income before income taxes	4,145	3.3%	4,395	4.5%	(250)	(5.7%)
Income tax expense	1,243	1.0%	1,248	1.3%	(5)	(0.4%)

Net income	$2,902	2.3%	$3,147	3.2%	$(245)	(7.8%)

Revenue. Revenue increased $28.6 million, or 29.4%, to $126.0 million for the thirty-nine weeks ended September 23, 2012, as compared to $97.3 million for the thirty-nine weeks ended September 25, 2011. This increase was driven by $27.2 million in incremental revenue from our non-comparable restaurants, which included an additional 330 operating weeks provided by fifteen new restaurants opened during and subsequent to the thirty-nine weeks ended September 25, 2011. During this period, comparable restaurant sales increased 2.0% over the same comparable period the prior year. Of this 2.0% increase, 0.6% of the increase resulted from an increase in average weekly customers and 1.4% of the increase resulted from changes in average check. Our revenue attributed to food, bar and merchandise sales was consistent at approximately 79.4%, 19.6% and 1.0% of total revenue, respectively.

Cost of Sales. Cost of sales as a percentage of revenue decreased to 26.8% during the thirty-nine weeks ended September 23, 2012, from 27.9% during the same period in 2011. This percentage decrease resulted primarily from price decreases in produce costs and, to a lesser degree, decreases in dairy and bar perishable costs, partially offset by increases in grocery and chicken costs.

Labor Costs. Labor costs as a percentage of revenue, increased to 32.0% during the thirty-nine weeks ended September 23, 2012, from 31.4% during the same period in 2011, primarily as a result of increased training and staffing levels at our new restaurants, partially offset by improved labor efficiencies in our comparable restaurants.

Operating Costs. Operating costs as a percentage of revenue, decreased to 14.1% during the thirty-nine weeks ended September 23, 2012, from to 14.6% during the same period in 2011, primarily attributable to lower liquor taxes as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions and lower utility costs and credit card fees. The reduction was partially offset by an increase in workers compensation insurance premiums as of result of opening more new locations outside the state of Texas.

Occupancy Costs. Occupancy costs as a percentage of revenue, increased to 6.0% during the thirty-nine weeks ended September 23, 2012, from 5.7% during the same period in 2011 primarily attributable to increased rent for additional parking at certain of our high volume locations and higher common area expenses as well as higher rent expense as a percentage of revenue for certain non-comparable restaurants.

General and Administrative Expenses. General and administrative expenses increased $0.8 million, or 14.4%, to $6.4 million for the thirty-nine weeks ended September 23, 2012, as compared to $5.6 million for the thirty-nine weeks ended September 25, 2011. This increase was primarily driven by a $1.2 million increase in salary and bonus expense associated with additional employees as we continue to strengthen our infrastructure for future growth, and the incremental costs associated with operating as a public company. The general and administrative expense for the thirty-nine weeks ended September 25, 2011 included a one-time cash bonus totaling $1.0 million paid to members of management in May 2011 in conjunction with the refinancing of our credit facility. As a percentage of revenue, general and administrative expenses decreased to 5.1% for the thirty-nine weeks ended September 23, 2012, as compared to 5.8% for the same period in 2011 (4.7% before the one-time bonus payment). We expect general and administrative expenses to increase as we continue to strengthen our infrastructure. However, we expect that general and administrative expenses as a percentage of revenue will continue to decrease due to operating leverage.

Advisory Agreement Termination Fee. Advisory agreement termination fee was $2.0 million for the thirty-nine weeks ended September 23, 2012. On March 21, 2012, we paid a $2.0 million termination fee to terminate our advisory agreement with our Sponsor. We paid the termination fee using the proceeds from our additional borrowings of $25.0 million under our senior secured credit facility. See our discussion in “Description of Indebtedness” in our consolidated audited financial statements and notes for the fiscal year ended December 25, 2011 filed as part of our Registration Statement.

Settlement with Former Director. Settlement with a former director was $0.2 million for the thirty-nine weeks ended September 25, 2011. We paid this one-time settlement fee to a former director in June 2011 as discussed in Note 15 to our consolidated audited financial statements for the fiscal year ended December 25, 2011 filed as part of our Registration Statement.

Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%. Our marketing costs in a particular period are generally limited to the period’s proportionate amount of our marketing budget of 0.8% of sales.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs increased by $0.3 million, or 13.5%, to $2.9 million for the thirty-nine weeks ended September 23, 2012, as compared to $2.6 million for the thirty-nine weeks ended September 25, 2011. This resulted primarily from ten restaurants in development during the thirty-nine weeks ended September 23, 2012 compared to eight restaurants in development during the comparable period in 2011.

Depreciation and Amortization. Depreciation and amortization increased $1.6 million from $3.1 million to $4.7 million, due to an increase in equipment and leasehold improvements as a result of additional restaurant openings. As a percentage of revenue, depreciation and amortization expenses increased to 3.7% for the thirty-nine weeks ended September 23, 2012 from 3.2% for the thirty-nine weeks ended September 25, 2011. This increase is primarily related to the increase in equipment and leasehold improvements related to new restaurant openings, which is partially offset by restaurant equipment becoming fully depreciated in some of our comparable restaurants.

Interest Expense. Interest expense increased $2.3 million for the thirty-nine weeks ended September 23, 2012, as compared to the thirty-nine weeks ended September 25, 2011. This increase was due to greater average outstanding borrowings offset by a reduction in the average effective interest rate from 9.5% to 8.5% under our credit facility during the thirty-nine weeks ended September 23, 2012, as compared to the thirty-nine weeks ended September 25, 2011. The interest rate reduction was associated with the refinancing of our credit facility we completed in May of 2011. Additionally, the Company recorded a $1.6 million write off of loan origination costs associated with the pay down of $79.4 million of borrowings with proceeds from the IPO during the thirty-nine weeks ended September 23, 2012.

Income Tax Expense. Our effective tax rate increased to 30.0% for the thirty-nine weeks ended September 23, 2012 from 28.4% for the thirty-nine weeks ended September 25, 2011. The increase in the effective tax rate for the thirty-nine weeks ended September 23, 2012 is primarily attributable to lower FICA tip tax credits as a percentage of pre-tax income. The effective tax rates differ from the statutory rate of 34.0% primarily due to tax credits attributable to FICA taxes paid on employee tips.

Net Income. As a result of the foregoing, net income decreased $0.2 million to $2.9 million for the thirty-nine weeks ended September 23, 2012 from $3.1 million for the thirty-nine weeks ended September 25, 2011. We had net income available to common stockholders of $731,000 for the thirty-nine weeks ended September 23, 2012 as compared to net income available to common stockholders of $37,000 in the comparable period in 2011.

Liquidity

Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our $67.5 million senior secured credit facility, which we entered into on May 24, 2011. On March 21, 2012, we entered into a credit facility amendment to increase the available amount under the facility from $67.5 million to $92.5 million. On April 6, 2012, we used approximately $22.5 million of cash and cash equivalents obtained from the increased credit facility to repurchase shares of our common stock, series A preferred stock, series B preferred stock, and series X preferred stock. On July 27, 2012, we closed our IPO of 6,708,332 shares of common stock at $13.00 per share and received net proceeds of approximately $78.1 million (after offering expenses). These net proceeds and additional Company funds were used to repay approximately $79.4 million of our outstanding debt under our credit facility leaving an outstanding balance of approximately $5.0 million under our Term A Loan. This repayment increased the total loan availability of our revolver and delayed Term B Loan to approximately $10.0 million. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our senior secured credit facility will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

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

Cash Flows for Thirty-Nine Weeks Ended September 23, 2012 and September 25, 2011

The following table summarizes the statement of cash flows for the thirty-nine weeks ended September 23, 2012 and September 25, 2011:

	Thirty-Nine Weeks Ended
	September 23, 2012	September 25, 2011
Net cash provided by operating activities	$15,211	$14,967
Net cash used in investing activities	(20,437)	(15,575)
Net cash provided by financing activities	5,960	915

Net increase in cash and cash equivalents	734	307
Cash and cash equivalents at beginning of year	2,827	3,337

Cash and cash equivalents at end of period	$3,561	$3,644

Operating Activities. Net cash provided by operating activities increased $0.2 million to $15.2 million for the thirty-nine weeks ended September 23, 2012, from $15.0 million for the thirty-nine weeks ended September 25, 2011. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the thirty-nine weeks ended September 23, 2012 compared to the same period in 2011 was primarily due to an increase of $1.5 million in depreciation expense as a result of more restaurants in operation and a $1.6 million write off of loan origination fees associated with the pay down of long term debt. These increases were partially offset by a decrease in net income of $0.3 million and a decrease of $2.2 million in net lease incentives.

Investing Activities. Net cash used in investing activities increased $4.8 million to $20.4 million for the thirty-nine weeks ended September 23, 2012, from $15.6 million for the thirty-nine weeks ended September 25, 2011. This increase was primarily the result of an increase in capital expenditures of $4.6 million for the thirty-nine weeks ended September 23, 2012. These expenditures were primarily related to the construction of our seven new restaurants that opened during the thirty-nine weeks ended September 23, 2012, as well as expenditures related to two additional unopened restaurants currently under construction.

Financing Activities. Net cash provided by financing activities was $6.0 million for the thirty-nine weeks ended September 23, 2012, compared to $0.9 million of cash provided in the thirty-nine weeks ended September 25, 2011. On March 21, 2012, we entered into a credit facility amendment. In connection with the credit facility amendment, we borrowed an additional $25.0 million under our Term A Loan facility. We used the proceeds to (1) repurchase approximately $22.5 million of our common stock, series A preferred stock, series B preferred stock and series X preferred stock on April 6, 2012, (2) pay a $2.0 million termination fee to terminate the advisory agreement with our Sponsor and (3) pay approximately $0.6 million of transaction costs related to the credit facility amendment and the repurchase of shares of our common and preferred stock. During the thirty-nine weeks ended September 23, 2012, we also borrowed $4.5 million under our delayed draw Term B Loan. We used these borrowings to fund new restaurant capital expenditures and to repay $2.3 million outstanding under our revolving credit facility. On July 27, 2012, we closed our IPO of 6,708,332 shares of common stock at $13.00 per share and received net proceeds of approximately $78.1 million (after offering expenses). These net proceeds and additional Company funds were used to repay approximately $79.4 million of our outstanding debt.

As of September 23, 2012, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Capital Resources

Long-Term Capital Requirements. Our capital requirements are primarily dependent upon the pace of our growth plan and resulting new restaurants. Our growth plan is dependent upon many factors, including economic conditions, real estate markets, restaurant locations and the nature of our lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance and capacity additions in our existing restaurants as well as information technology and other general corporate capital expenditures.

The capital resources required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. We estimate that each ground-up restaurant will require a total cash investment of $1.7 million to $2.5 million (net of estimated tenant improvement allowances of between zero and $0.8 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. In addition to the cost of the conversion or ground-up buildout, we expect to spend approximately $350,000 to $400,000 per restaurant for restaurant pre-opening costs. We target a cash-on-cash return beginning in the third operating year of 40.0%, and a sales to investment ratio of 2:1 for our new restaurants. On average, returns on units opened since 2001 have exceeded these target returns in the second year of operations.

We expect that our capital expenditure outlays for 2012 will be approximately $20.0 million, net of agreed upon tenant improvement allowances and excluding approximately $3.6 million of restaurant pre-opening costs for new restaurants that are not capitalized. Of the $3.6 million in restaurant pre-opening costs that are not capitalized, we spent $2.9 million in the thirty-nine weeks ended September 23, 2012. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.1 million each for the opening of seven to eight new restaurants as well as $2.0 million to improve our existing restaurants and for general corporate purposes.

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

Short-Term Capital Requirements. Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $3.5 million at September 23, 2012, compared to a net working capital deficit of $4.3 million at December 25, 2011.

On May 24, 2011, we entered into a $67.5 million senior credit facility with GCI Capital Markets LLC, as administrative agent and sole bookrunner, General Electric Capital Corporation, as syndication agent, and a syndicate of financial institutions and other entities with respect to a senior secured credit facility. The senior secured credit facility provides for (a) a revolving credit facility, (b) a Term A Loan, (c) a delayed draw Term B Loan, and (d) an incremental term loan. Except for the incremental term loan, all borrowings under our senior secured credit facility bear interest at a variable rate based on the prime, federal funds or LIBOR rate plus an applicable margin based on our total leverage ratio. Interest is due at the end of each month if we select to pay interest based on the Index Rate or at the end of each LIBOR period if we select to pay interest based on LIBOR. As of September 23, 2012, we had borrowings under our Term A Loan of $5.0 million. We have elected a variable rate of interest based on LIBOR. In connection with the completion of our IPO, we repaid $79.4 million of indebtedness. Due to the repayment, our total leverage ratio dropped below 2.0 to 1.0, which decreases our interest rate to 7% under the credit facility effective October 22, 2012.

On March 21, 2012 we entered into a credit facility amendment to increase the available amount under the facility from $67.5 million to $92.5 million.

Our senior secured credit facility, as amended, requires us to comply with certain financial tests, including:

•

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

•

a minimum fixed charge coverage ratio for the four quarters then ended on or about September 30, 2012 of not less than 2.10:1.00, which ratio varies from 2.10:1.00 to 2.00:1.00 over the remaining term of the loan;

•	a maximum total leverage ratio for the four quarters then ended on or about September 30, 2012 of not more than 2.75:1.00.

•

a maximum lease adjusted leverage ratio for the four quarters then ended on or about September 30, 2012 of not more than 6.20:1.00, which ratio varies from 6.20:1.00 to 5.30:1.00 over the term of the loan.

As of September 23, 2012, we were in compliance with all covenants under our senior secured credit facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.

Off-Balance Sheet Arrangements

As of September 23, 2012 we had no off balance sheet arrangements or transactions.

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

Cautionary Statement Concerning Forward-Looking Statements

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the success of our existing and new restaurants;

•	our ability to identify appropriate sites and develop and expand our operations;

•	changes in economic conditions, including continuing effects from the recent recession;

•	damage to our reputation or lack of acceptance of our brand in existing or new markets;

•	economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located;

•	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

•	changes in food availability and costs;

•	labor shortages and increases in our labor costs, including as a result of changes in government regulation;

•	increased competition in the restaurant industry and the segments in which we compete;

•

the impact of legislation and regulations regarding nutritional information, and new information or attitudes regarding diet and health or adverse opinions about the health of consuming our menu offerings;

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the impact of litigation;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the impact of federal, state and local tax;

•	the impact of electing to take advantage of certain exemptions applicable to emerging growth companies;

•	the impact of our election to avail ourselves of the controlled-company exemptions from corporate governance requirements of the Nasdaq Marketplace rules;

•	volatility in the price of our common stock;

•	the impact of future sales of our common stock in the public market, and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future;

•	the significant influence of our Sponsor, including control over decisions that require the approval of stockholders, and the significant influence our founders may continue to exert over us;

•	the conflicts of interest that may arise because some of our directors are principals of our principal stockholders; and

•	the lack of an existing market for our common stock and uncertainty as to whether one will develop to provide stockholders with adequate liquidity.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our senior secured credit facility that we entered into in May 2011. We currently have a LIBOR floor on our senior secured credit facility of 1.5%, giving us an effective interest rate on these borrowings as of September 23, 2012 of 8.5%. Based on the prepayment of $79.4 million under our senior secured credit facility using the net proceeds received from our IPO, our effective interest rate will decrease to 7.0% on October 22, 2012. Each quarter point change in interest rates on the variable portion of indebtedness under our senior secured credit facilities would not result in any change to our interest expense on an annual basis as long as the resulting LIBOR rate is below our current LIBOR floor.

Commodity Price Risk

Many ingredients used in the products sold in our restaurants are commodities that are subject to unpredictable price volatility. Currently, we do not utilize fixed price contracts for certain commodities such as produce, cheese or chicken. As a result, we are subject to prevailing market conditions when purchasing these types of commodities. For other commodities, we employ various purchasing and pricing contract techniques in an effort to minimize volatility, including fixed price contracts for terms of generally one year or less and negotiating prices with vendors with reference to fluctuating market prices. We currently do not use financial instruments to hedge commodity prices, but we will continue to evaluate their viability. Extreme and/or long term increases in commodity prices could adversely affect our future results, especially if we are unable to increase menu prices as a result of competitive or other factors. Additionally, if we are unable to increase our menu prices as quickly as commodity prices increase or if we believe the commodity price increase will be short in duration and we choose not to pass on the cost increases, our short-term financial results could be negatively affected.

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

Part II—Other Information

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

None

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

Date: November 7, 2012

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1 †	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)

3.2 †	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)

4.1 †	Form of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

4.2 †	Amendment to Amended and Restated Stockholders Agreement, dated July 9, 2012, by and among Chuy’s Holdings, Inc., MY/ZP Equity, LP, Goode Chuy’s Holdings, LLC, Goode Chuy’s Direct Investors, LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC, 522 Fifth Avenue Fund, L.P., and certain other stockholders, option holders and permitted transferees (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.1* †	Chuy’s Holdings, Inc. Amended and Restated 2006 Stock Option Plan (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on May 16, 2012)

10.2* †	Chuy’s Holdings, Inc. 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.3* †	Form of Restricted Share Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.4* †	Form of Option Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.5* †	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.6* †	Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.7* †	Voting Agreement, dated July 9, 2012, by and among Goode Chuy’s Holdings, LLC, MY/ZP Equity, LP, Goode Chuy’s Direct Investors, LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC and 522 Fifth Avenue Fund, L.P. (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished herewith
†	Previously filed