Form 10-K
period 2012-12-30
CHUY'S HOLDINGS, INC.
filed 2013-03-28
CIK 1524931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35603

CHUY’S HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5717693
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1623 Toomey Road

Austin, Texas 78704

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (512) 473-2783

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        ☐        No        ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes        ☐        No        ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes        ☒        No        ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes        ☒        No        ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes        ☐        No         ☒

As of June 24, 2012 (the last business day of our most recently completed second fiscal quarter), the registrant’s common stock was not publicly traded. The registrant’s common stock began trading on the Nasdaq Global Select Market on July 24, 2012.

As of March 25, 2013, 16,228,731 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. These statements reflect the current views of our senior management with respect to future events and our financial performance. These statements include forward-looking statements with respect to our business and industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

■	the success of our existing and new restaurants;
■	our ability to identify appropriate sites and develop and expand our operations;
■	changes in economic conditions, including continuing effects from the recent recession;
■	damage to our reputation or lack of acceptance of our brand in existing or new markets;
■	economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located;
■	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;
■	changes in food availability and costs;
■	labor shortages and increases in our labor costs, including as a result of changes in government regulation, such as the adoption of the new federal health care legislation;
■	increased competition in the restaurant industry and the segments in which we compete;
■

the impact of legislation and regulations regarding nutritional information, and new information or attitudes regarding diet and health or adverse opinions about the health of consuming our menu offerings;

■	the impact of federal, state and local beer, liquor and food service regulations;
■	the success of our marketing programs;
■	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;
■	the loss of key members of our management team;
■	strain on our infrastructure and resources caused by our growth;
■	the impact of litigation;
■	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;
■	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;
■	our ability to obtain debt or other financing on favorable terms or at all;
■	the impact of a potential requirement to record asset impairment charges in the future;
■	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;
■	inadequate protection of our intellectual property;
■	the failure of our information technology system or the breach of our network security;
■	a major natural or man-made disaster;
■	our increased costs and obligations as a result of being a public company;
■	the impact of federal, state and local tax rules;
■	the impact of electing to take advantage of certain exemptions applicable to emerging growth companies;
■	the impact of our election and the loss of our ability to avail ourselves of the controlled-company exemptions from corporate governance requirements of the Nasdaq Marketplace rules;
■	volatility in the price of our common stock;

i

■	the impact of future sales of our common stock and the exercise of stock options and any additional capital raised by us through the sale of our common stock;
■

the significant influence Goode Partners LLC, which we refer to as Goode Partners, continues to have over us and the significant influence Mike Young and John Zapp, who we refer to as our “Founders,” may continue to exert over us;

■	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;
■	the effect of anti-takeover provisions in our charter documents and under Delaware law;
■	the effect of our decision to not pay dividends for the foreseeable future;
■	the effect of changes in accounting principles applicable to us;
■	our ability to raise capital in the future; and
■	the conflicts of interest that may arise because some of our directors are principals of our principal stockholders.

Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The foregoing factors should not be construed as exhaustive. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this Form 10-K reflect our views as of the date of this annual report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements and you should carefully consider all of the factors identified in this report that could cause actual results to differ. We assume no obligation to update these forward looking statements, except as required by law.

Basis of Presentation

We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2012 fiscal year consisted of 53 weeks. Our 2010 and 2011 fiscal years each consisted of 52 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2012,” “fiscal 2012,” “fiscal year 2012” or similar references refer to the fiscal year ending December 30, 2012.

ii

PART I

Unless otherwise specified, or the context otherwise requires, the references in this report to “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.

ITEM 1:    BUSINESS

General

Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by our Founders and, as of December 30, 2012, we operated 39 Chuy’s restaurants across Texas, Tennessee, Kentucky, Alabama, Indiana, Georgia, Florida and Oklahoma, with an average unit volume of $5.0 million for our 24 comparable restaurants for the twelve months ended December 30, 2012. Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex Mex inspired dishes. We believe our employees are a key element of our culture and sets the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.

Our core menu was established using recipes from family and friends of our Founders, and has remained relatively unchanged over the years. We offer the same menu during lunch and dinner, which includes enchiladas, fajitas, tacos, burritos, combination platters and daily specials, complemented by a variety of appetizers, soups and salads. Each of our restaurants also offers a variety of homemade sauces, including the signature Hatch green chile and creamy jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. Our menu offers considerable value to our customers, with only three out of 49 menu items priced over $10.00 as of December 30, 2012. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the Texas Martini, a made-to-order, hand-shaken cocktail served with jalapeño-stuffed olives. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 30, 2012, alcoholic beverages constituted 19.2% of our total restaurant sales.

We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, a “Nacho Car” that provides complimentary chips, salsa and chile con queso in the trunk of a classic car, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Our restaurants range in size from 5,300 to 12,500 square feet, with seating for approximately 225 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allows us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 7,500 customers per location per week or 400,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.

Our Business Strengths

Over our 30-year operating history, we have developed and refined the following strengths:

Fresh, Authentic Mexican and Tex Mex Inspired Cuisine. Our goal is to provide unique, authentic Mexican and Tex Mex inspired food using only the freshest ingredients. We believe we serve authentic Mexican and Tex Mex inspired food based on our recipes, ingredients, cooking techniques and food pairings, which originated from our Founders’ friends and families from Mexico, New Mexico and Texas. Every day in each restaurant, we roast and hand pull whole chickens, hand roll fresh tortillas, squeeze fresh lime juice and prepare fresh guacamole from whole avocados. In addition, we make all nine to eleven of our homemade sauces daily using high-quality ingredients. We believe this commitment to made-from-scratch, freshly prepared cooking results in great tasting, high-quality food, a sense of pride among our restaurant employees and loyalty among our customers. Some of our kitchen managers travel to Hatch, New Mexico every summer to hand-select batches of our green chiles. We believe our commitment to serving high-quality food is also evidenced by us serving only Choice quality beef and fresh ingredients. We believe our servers and kitchen staff are highly proficient in executing the core menu and capable of satisfying large quantities of custom orders, as the majority of our orders are customized.

Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers, with only three out of our 49 menu items priced over $10.00 as of December 30, 2012. Further highlighting our value proposition, for the twelve months ended December 30, 2012, our average check was $13.18. Through our training programs, we train our employees to make sure that each plate is prepared according to our presentation and recipe standards.

Although our core demographic is ages 21 to 44, we believe our restaurants appeal to a broad spectrum of customers and will continue to benefit from trends in consumers’ preferences. We believe consumers are craving bold, spicy and flavorful foods, like those featured in our core offering. Additionally, we believe our brand appeals to a wide demographic and will continue to benefit from the growing demand for fresh, authentic Mexican and Tex Mex inspired food and a fun, festive dining experience. We believe we are also an attractive venue for families and other large parties, and consider many of our restaurants to be destination locations, drawing customers from as far as 30 miles away. We locate our restaurants in high-traffic locations to attract primarily local patrons with limited reliance on business travelers.

Upbeat Atmosphere Coupled with Irreverent Brand Helps Differentiate Concept. As stated in our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” each of our restaurants is uniquely designed. However, most share a few common elements—hand-carved, hand-painted wooden fish, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile, palm trees crafted from scrap metal and a variety of colorful Mexican folk art. Much of this décor, including all of the wooden fish and painted tiles, is sourced from vendors in Mexican villages that have partnered with us for decades. Additionally, virtually all restaurants feature a complimentary self-serve “Nacho Car,” a hollowed-out, customized classic car trunk filled with fresh chips, salsa, chile con queso and more.

We believe these signature elements, combined with attentive service from our friendly and energetic employees create an upbeat ambience with a funky, eclectic and somewhat irreverent atmosphere. Our restaurants feature a fun mix of rock and roll rather than traditional Mexican-style music, which we believe helps to provide an energetic customer experience. We also believe that each restaurant reflects the character and history of its individual community. Many of our restaurants have added unique, local elements such as a special wall of photos featuring customers with their friends, families and dogs. We believe this has allowed our customers to develop a strong sense of pride and ownership in their local Chuy’s.

Deep Rooted and Inspiring Company Culture. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and restaurant experience. Since our founding in 1982, we believe we have developed close personal relationships with our customers, employees and vendors. We emphasize a fun, passionate and authentic culture and support active social responsibility and involvement in local communities. We regularly sponsor a variety of community events including our annual Chuy’s Children Giving to Children Parade, Chuy’s Hot to Trot 5K and other local charitable events. We believe our employees and customers share a unique energy and passion for our concept. We are proud of our annual employee turnover rate at comparable restaurants, which as of December 30, 2012 was 22.4% for managers and 70.0% for hourly employees and our goal of promoting 40% of restaurant-level managers from within, as well as our solid base of repeat customers.

In order to retain our unique culture as we grow, we invest significant time and capital into our training programs. We devote substantial resources to identifying, selecting and training our restaurant-level employees. We typically have ten in-store trainers at each existing location who provide both front- and back-of-the-house training on site as well as two training coordinators that lead new restaurant training. We also have an approximately 20-week training program for all of our restaurant managers, which consists of an average of 11 weeks of restaurant training and eight to nine weeks of “cultural” training, in which managers observe our established restaurants’ operations and customer interactions. We believe our focus on cultural training is a core aspect of our company and reinforces our commitment to the Chuy’s brand identity. In conjunction with our training activities, we hold “Culture Clubs” four times or more per year, as a means to fully impart the Chuy’s story through personal appearances by our Founders.

Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 30, 2012, our comparable restaurants generated average unit volumes of $5.0 million, with our highest volume restaurant generating $8.2 million and our lowest volume restaurant generating $3.2 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $1.8 million. For our new unit openings, we estimate that each ground-up buildout of our prototype will require a total cash investment of $1.7 million to $2.5 million (net of estimated tenant incentives of between zero and $0.8 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. We target a cash-on-cash return beginning in the third operating year of 40.0%, and a sales to investment ratio of 2:1. On average, returns on new units opened since 2001 have exceeded these target returns in the second year of operations.

Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. Our senior management team has an average of approximately 29 years of restaurant experience and our 40 general managers, as of December 30, 2012, have an average tenure at Chuy’s of approximately seven years. In 2007, we hired our CEO and President, Steve Hislop. Mr. Hislop is the former President of O’Charley’s Restaurants, where he spent 19 years performing a variety of functions, including serving as Concept President and a member of the board of directors, and helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants during his tenure. Since Mr. Hislop’s arrival in 2007, we have accelerated our growth plan and opened 33 new restaurants, as of March 25, 2013, and entered seven new states.

Our Business Strategies

Pursue New Restaurant Development. We plan to open new restaurants in both established and adjacent markets across Texas, the Southeast and the Midwest where we believe we can achieve high unit volumes and attractive unit level returns. We believe the broad appeal of the Chuy’s concept, historical unit economics and flexible real estate strategy enhance the portability of our concept and provide us opportunity for continued expansion. Our new restaurant development will consist primarily of conversions of existing structures, with ground up construction of our prototype in select locations.

We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. In 2010, we opened six new restaurants including three locations outside of Texas: Murfreesboro, Tennessee; Birmingham, Alabama; and Louisville, Kentucky. In 2011, we opened eight new restaurants, including our first restaurants in Indiana and Georgia. We opened eight restaurants in 2012, including our first restaurants in Oklahoma and Florida. Each of these restaurants opened at high unit volumes with attractive returns and provides us a platform to continue our growth. Our restaurants opened since 2001 that have been in operations for more than two years have generated average cash-on-cash returns of greater than 40.0% in the second year of operations. We have opened two restaurants as of March 25, 2013 and plan to open an additional six to seven restaurants in 2013. From January 1, 2013 through the end of 2017, we expect to open a total of 59 to 64 new restaurants.

Deliver Consistent Comparable Restaurant Sales Through Providing High-Quality Food and Service. We believe we will be able to generate comparable restaurant sales growth by consistently providing an attractive price/value proposition for our customers with excellent service in an upbeat atmosphere. We remain focused on delivering freshly prepared, authentic, high-quality Mexican and Tex Mex inspired cuisine at a considerable value to our customers. Though the core menu will remain unchanged, we will continue to explore potential additions as well as limited time food and drink offerings. Additionally, we will continue to promote our brand and drive traffic through local marketing efforts and charity events such as the Chuy’s Hot to Trot 5K and the Chuy’s Children Giving to Children Parade, as well as our line of eclectic t-shirts.

Additionally, we prioritize customer service in our restaurants, and will continue to invest significantly in ongoing training of our employees. In addition to our new manager training program and at least quarterly “Culture Clubs,” 20 to 24 of our trainers are dispatched to open new restaurants and ensure a solid foundation of customer service, food preparation and our cultured environment. We believe these initiatives will help enhance customer satisfaction, minimize wait times and help us serve our customers more efficiently during peak periods, which we believe is particularly important at our restaurants that operate at or near capacity.

Leverage Our Infrastructure. In preparation for our new restaurant development plan, we have made investments in our infrastructure over the past several years. We believe we now have the corporate and restaurant-level supervisory personnel in place to support our growth plan for the foreseeable future without significant additional investments in infrastructure. Therefore, we believe that as the restaurant base grows, our general and administrative costs will increase at a slower growth rate than our revenue. Additionally, we foresee relatively minimal increases in marketing spend as we enter new markets, as the majority of our marketing is done through non-traditional channels such as community events, charity sponsorships, social media and word-of-mouth from our devoted followers, as well as partnerships with local public relations firms.

On November 30, 2012, we entered into a $25.0 million secured revolving credit facility (the “New Revolving Credit Facility”) and borrowed $5.0 million thereunder to repay all the debt outstanding under our $67.5 million senior secured credit facility, as amended (the “Old Credit Facility”) and to pay fees and expenses associated with our New Revolving Credit Facility. As of December 30, 2012 we had $5.0 million of outstanding indebtedness under our New Revolving Credit Facility. See Item 1A. “Risk Factors” in this report for risks associated with our ability to execute our growth strategy.

Real Estate

As of March 25, 2013, we leased 48 locations, of which 41 are free-standing restaurants and 7 are end-cap or in-line restaurants in Class A locations. Of these locations, 5 are scheduled to open by the end of 2013. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Our restaurants range in size from approximately 5,300 to 12,500 square feet, averaging approximately 8,000 square feet with seating capacity for approximately 225 to 400 customers. Since the beginning of 2008 through March 25, 2013, we have opened 33 new restaurants. Since our inception in 1982, we have moved two locations and closed three locations and we have not moved or closed a location since 2004. All of our leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. The initial lease terms range from 10 to 20 years, with renewal options for 5 to 20 additional years. Typically, our leases are 10 or 15 years in length with 2 to 3, 5-year extension options. The initial terms of our leases currently expire between 2016 and 2032. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704. For additional information about certain facilities, including our corporate headquarters and six of our restaurant locations, we rent from related parties, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.” For additional information regarding our leases, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Leases.”

Site Selection Process

We have developed a targeted site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We are actively developing restaurants in both new and existing markets, and we will continue to expand in selected regions throughout the U.S. We have an agreement with a master broker, Foremark, which identifies and works with a local broker to conduct preliminary research regarding a location. The preliminary research includes an analysis of traffic patterns, parking, access, demographic characteristics, population density, level of affluence, consumer attitudes or preferences and current or expected co-retail and restaurant tenants. Foremark then presents potential sites to our Vice President of Real Estate and Development. If our financial criteria for the site are satisfied, our Vice Presidents of Operations and Chief Executive Officer visit the site and, subject to board approval, our management negotiates the lease. The key criteria we have for a site is that the population within a three mile radius of the restaurant has a high concentration of our target demographic, which is persons ages 21 to 44 and persons with income ranges between $60,000 and $85,000 per year that dine out frequently. We also prefer locations with high visibility, especially in a new market, and ample parking spaces.

We seek to identify sites that contribute to our “If you’ve seen one Chuy’s, you’ve seen one Chuy’s” vision, meaning no two restaurants are alike. As we do not have standardized restaurant requirements with respect to size, location or layout, we are able to be flexible in our real estate selection process. In line with this strategy, we prefer to identify a combination of conversion sites as well as ground-up prototypes.

Design

After identifying a lease site, we commence our restaurant buildout. We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain certain distinguishable elements across virtually all locations – hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, a “Nacho Car” that provides complimentary chips, salsa and chile con queso in the trunk of a classic car, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Nearly all of our restaurants feature outdoor patios. Additionally, our flexible seating arrangements allow us to cater to families and parties of all sizes including larger groups, which we believe is a key differentiator from other casual dining operators.

Our new restaurants are either ground-up prototypes or conversions. We estimate that each ground-up buildout restaurant will require a total cash investment of $1.7 million to $2.5 million (net of estimated tenant incentives of between zero and $0.8 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. The flexibility of our concepts has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 12 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.

The development and construction of our new sites is the responsibility of our Vice President of Real Estate and Development. Several project managers are responsible for building the restaurants, and several staff members manage purchasing, budgeting, scheduling and other related administrative functions.

New Restaurant Development

We have opened 33 new locations since the beginning of 2008 through March 25, 2013 and our management believes we are well-positioned to continue this growth through our new restaurant pipeline, which includes locations currently under development and with respect to which we are actively negotiating letters of intent. We maintain a commitment to capitalizing on opportunities and realizing efficiencies in our existing markets while also pursuing attractive locations in new markets. We seek to identify new markets in which we believe there is capacity for us to open multiple restaurants. From January 1, 2013 through the end of 2017, we expect to open a total of 59 to 64 new restaurants.

Restaurant Operations

We currently have nine supervisors that report directly to one of our two Vice Presidents of Operations, who in turn each report to our Chief Executive Officer. Each supervisor oversees an average of five to six restaurants in their respective geographic areas. The staffing at our restaurants typically consists of a general manager, a kitchen manager and four to six assistant managers. In addition, each of our restaurants employs approximately 120 hourly employees.

Sourcing and Supply

Our procurement team consists of our Vice President of Real Estate and Development and our Director of Purchasing and his team, which have been sourcing and purchasing our food and other supply products for over 24 years. We rely on two regional distributors, Labatt Foodservice in Texas and Oklahoma and Performance Food Group (“PFG”) in the Southeastern United States, and various suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. Our distributors deliver supplies to each restaurant two to three times each week. Our distributor relationships with Labatt Foodservice and PFG have been in place for approximately eleven years and approximately one month, respectively, and the distributors cover 27 and 14 locations, respectively, as of March 25, 2013. For our chicken products, we rely on two suppliers for our Southeast locations and Martin Preferred Foods, as our sole supplier in Texas and Oklahoma. For our green chiles, we contract to buy, through our supplier, Bueno Foods of Albuquerque, New Mexico, chiles from a group of farmers in New Mexico each year, which we have the right to select under our agreement. If the farmers are unable or do not supply a sufficient amount of green chiles or if we need chiles out of season, we purchase the excess amount from the general supply of Bueno Foods. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Changes in the price or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.

We are currently under contract with our principal non-alcoholic beverage provider through 2014. Our ability to arrange national distribution of alcoholic beverages is restricted by state law; however, where possible, we negotiate directly with spirit companies and/or regional distributors. We also contract with two third-party providers to source our cooking oil.

Food Safety

Providing a safe and clean dining experience for our customers is essential to our mission statement. We have taken steps to control food quality and safety risks, including designing and implementing a training program for our kitchen staff, employees and managers focusing on food safety and quality assurance. In addition, to minimize the risk of food-borne illness, we have implemented a Hazard Analysis and Critical Control Points (“HACCP”) system for managing food safety and quality. Currently, a few of the jurisdictions in which we operate have implemented these new guidelines and we expect that additional jurisdictions will implement these guidelines in the near future. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance with all federal food safety and quality guidelines.

Building Our Brand

We believe our restaurants appeal to a broad spectrum of customers due to our freshly-prepared food offering, attentive service and festive dining experience. Our target demographic is persons ages 21 to 44 and persons within the income range of $60,000 to $85,000 per year that dine out frequently. We aim to build our brand image and awareness while retaining local neighborhood relationships by increasing the frequency of visits by our current customers and attracting new customers. We primarily foster relationships with local schools, chambers of commerce, businesses and sports teams through hosting tasting events and partnering in and sponsoring local charity events. Our marketing strategy also focuses on generating significant brand awareness at new restaurant openings.

Local Brand Building

A key aspect of our local restaurant marketing/branding strategy is developing community relationships with residents, local schools, hotels and chambers of commerce. Our restaurant managers are closely involved in developing and implementing the majority of our local restaurant marketing/branding programs.

Since our founding in 1982, Chuy’s success has stemmed from close personal relationships with our customers, employees and vendors. We believe the Chuy’s culture, which emphasizes fun and authenticity while fostering social responsibility and involvement in local communities, is one of our most valuable assets, and we are committed to preserving and continually investing in it.

We regularly hold a variety of community events. Each spring, we host the Chuy’s Annual Hot to Trot 5K and Kid’s K at our Arbor Trails location in Texas, which benefits the Special Olympics of Texas. During the winter holidays, we sponsor the Chuy’s Children Giving to Children Parade, which collects toys for the Blue Santa program in Austin, Texas. The Blue Santa program gives gifts and holiday meals to needy families in Central Texas. With respect to our locations outside of Texas, we participate in and sponsor several community events across all of our locations, specifically focusing on helping children’s charities. For example, we participated in the BrightStone Golf Benefit in Cool Springs, Tennessee, the Magic City Mile in Birmingham, Alabama and the Kosair Charities Circus in Louisville,

Kentucky. To celebrate one of our signature ingredients, the Hatch green chile, we hold an annual Green Chile Festival in all of our restaurants during the August and September harvest, with special menu items featuring Hatch chiles and promotional give-aways.

New Restaurant Openings

We have developed a marketing/branding strategy that we use in connection with new restaurant openings to help build local brand recognition and create a “buzz.” We start off by establishing a visual presence through such means as installing one of our emblematic red fish on the top of our new location and staging Elvis sightings in the area surrounding our new location. During that time, we also try to become active in the local community by, for example, joining the chamber of commerce and meeting local community leaders. In new markets, we generally host a pre-opening party called a “Redfish Rally” after our emblematic red fish for our social media fans and local Texas Exes (University of Texas at Austin alumni group), a group that is generally familiar with and displays an affinity for our concept. During our “Redfish Rallies”, we serve our food and margaritas and give away free Chuy’s merchandise.

We use the pre-opening period for our new restaurants as an opportunity to reach out to various media outlets as well as the local community. We retain local, niche marketing groups to assist us with addressing the local market, establishing relationships with local charities and gaining brand recognition. To promote new openings, we employ a variety of marketing techniques in addition to issuing press releases, launching direct mail campaigns, and e-marketing, such as hosting concierge parties, training lunches and dinners and food tastings with local residents, media, community leaders and businesses.

E-Marketing & Social Media

We have increased our use of e-marketing tools, which enables us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe our customers are generally frequent Internet users and will use social media to share dining experiences. We have set up four Facebook pages, including our corporate page and three local market pages, that we use to engage with customers. We also have a mailing list that allows us to send customers updates about events at their local Chuy’s.

Training and Employee Programs

We devote significant resources to identifying, selecting and training restaurant-level employees, with an approximately 20-week training program for all of our restaurant managers that includes an average of 11 weeks of restaurant training and eight to nine weeks of “cultural” training, in which managers observe our established restaurants’ operations and customer interactions. We conduct comprehensive training programs for our management, hourly employees and corporate personnel. Our training program covers leadership, team building, food safety certification, alcohol safety programs, customer service philosophy training, sexual harassment training and other topics. In conjunction with our training activities, we hold “Culture Clubs” four times or more per year, as a means to fully impart the Chuy’s story through personal appearances by our Founders.

Our training process in connection with opening new restaurants has been refined over the course of our experience. Trainers oversee and conduct both service and kitchen training and are on site through the first two weeks of opening and remain on site for two to three additional weeks as needed and depending on unit volumes during the initial weeks. We have one front- and one back-of-the-house training coordinator, and these training coordinators remain on-site to manage the opening for approximately the same period as our other trainers. The lead and other trainers assist in opening new locations and lend support and introduce our standards and culture to the new team. We believe that hiring the best available team members and committing to their training helps keep retention high during the restaurant opening process.

Management Information Systems

At all of our restaurants, we use Hospitality Solutions International for our point-of-sale system, which manages our credit card transactions. This software communicates directly with our corporate headquarters and provides headquarters with near real-time information about restaurant level performance and sales. We implemented a new enterprise back office software program, Restaurant Magic, in all of our locations. This program compiles our accounts payable, payroll, inventory and purchasing information and communicates that information to our headquarters to provide visibility on restaurant level operations. We no longer use our back-office software that we license from Banana Peel, LLC. We completed the implementation of Restaurant Magic during the third quarter of 2012. For additional information regarding our license agreement with Banana Peel, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Government Regulation

We are subject to numerous federal, state and local laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, nutritional information disclosure, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located.

For the twelve months ended December 30, 2012, 19.2% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. We are subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

Various federal and state labor laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship or work authorization requirements. We are also subject to the regulations of the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement. In addition, some states in which we operate have adopted immigration employment laws which impose additional conditions on employers. Even if we operate our restaurants in strict compliance with the laws, rules and regulations of these federal and state agencies, some of our staff members may not meet federal citizenship or residency requirements or lack appropriate work authorizations, which could lead to a disruption in our work force. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, sick leave, and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, could be detrimental to the profitability of our restaurants operations. Further, we are continuing to assess the impact of recently-adopted federal health care legislation on our health care benefit costs. The imposition of any requirement that we provide health insurance benefits to staff members that are more extensive than the health insurance benefits we currently provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. In addition, while we carry employment practices insurance covering a variety of labor-related liability claims, a settlement or judgment against us that is uninsured or in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

The recent Patient Protection and Affordability Act of 2010 (the “PPACA”) federal legislation enacted in March 2010 requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. Although the FDA published proposed regulations to implement the menu labeling provisions of the PPACA in April 2011, the agency has delayed the release of final regulations implementing these requirements. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Although the federal legislation is intended to preempt conflicting state or local laws on nutrition labeling, until we are required to comply with the federal law we will be subject to a patchwork of state and local laws and regulations regarding nutritional content disclosure requirements. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While we believe our ability to adapt to consumer preferences is a strength of our concept, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

There is also a potential for increased regulation of food in the United States, such as the recent changes in the HACCP system requirements. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have adopted legislation or implemented regulations which require restaurants to develop and implement HACCP Systems. Similarly, the United States Congress and the FDA continue to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (the “FSMA”) was signed into law in January 2011 and significantly expanded FDA’s authority over food safety. Among other requirements, the FSMA granted the FDA with new authority to proactively ensure the safety of the entire food system, including through new and additional hazard analysis, food safety planning, increased inspections, and permitting mandatory food recalls. Although restaurants are specifically exempted from some of the new requirements outlined in the FSMA and not directly implicated by other requirements, we anticipate that some of the FSMA provisions and FDA’s implementation of the new requirements may impact our industry. We cannot assure you that we will not have to expend additional time and resources to comply with new food safety requirements either required by the FSMA or future federal food safety regulation or legislation. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.

We are subject to a variety of federal and state environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2012, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal and state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related federal and state laws, we must make access to our new or significantly remodeled restaurants readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

We have a significant number of hourly restaurant staff members who receive income from gratuities. We rely on our staff members to accurately disclose the full amount of their tip income and we base our FICA tax reporting on the disclosures provided to us by such tipped employees.

Intellectual Property

We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand and differentiating our brand from our competitors. We currently own registrations from the United States Patent and Trademark Office (“USPTO”) for the following trademarks: Chuy’s; Chuy’s Mil Pescados Bar (stylized lettering); Chuy’s Green Chile Festival; Fish with sunglasses (our emblematic fish design); and Chuy’s Children Giving to Children Parade, which we have the right to use under our Parade Sponsorship agreement. For more information on this agreement see Item 13. “Certain Relationships and Related Transactions, and Director Independence.” We have also registered our chuys.com domain name. However, as a result of our settlement agreement with an unaffiliated entity, Baja Chuy’s, we may not use “Chuy’s” in Nevada, California or Arizona. An important part of our intellectual property strategy is the monitoring and enforcement of our rights in markets in which our restaurants currently exist or markets which we intend to enter in the future. We also monitor trademark registers to oppose the applications to register confusingly similar trademarks or to limit the expansion of the scope of goods and services covered by existing similar trademarks. We enforce our rights through a number of methods, including the issuance of cease-and-desist letters or making infringement claims in federal court.

Restaurant Industry Overview

According to the National Restaurant Association (the “NRA”), U.S. restaurant industry sales in 2011 were $610.8 billion and grew 4.2% to $636.4 billion in 2012, versus U.S. gross domestic product growth of 2.2% in 2012. The $636.4 billion in sales in 2012 is composed of 91.2% commercial restaurant services and 8.4% noncommercial restaurant services, which include food service for hospitals, transportation services, schools and other noncommercial outlets. These sales are generated by approximately 13.0 million restaurant industry employees. According to the NRA, restaurant industry sales in the states in which we operate—Texas, Tennessee, Alabama, Kentucky, Indiana, Georgia, Oklahoma and Florida—were approximately $121.7 billion in 2012 with average sales growth of approximately 4.8%.

We believe we are well positioned to benefit from several fundamental trends in the restaurant industry and U.S. population. The NRA estimated that 48% of total U.S. food expenditures were spent at restaurants. Analysts believe that purchases of “food away from home” are attributable to demographic, economic and lifestyle trends, including the rise in the number of women in the workplace, an increase in average household income, an aging U.S. population and an increased willingness by consumers to pay for the convenience of meals prepared outside of their homes. Real disposable personal income, a key driver of restaurant industry sales, increased 1.4% in 2012, following an increase of 1.3% in 2011. We cannot provide assurance that we will benefit from the aforementioned demographic trends.

According to the U.S. Census Bureau, the Hispanic population is projected to be the fastest growing demographic in the U.S., nearly tripling in size from 48.4 million people in 2009 to 132.8 million people by 2050. During this time, the Hispanic population’s share of the nation’s total population is projected to nearly double, from approximately 16% to 30%. We believe the projected growth in the Hispanic population will result in an increase in demand for Mexican/Hispanic foods. We cannot provide assurance that we will benefit from these long-term demographic trends, although we believe the Hispanic influence on dining trends will continue to grow in tandem with the population growth.

The restaurant industry is divided into two primary segments including limited-service and full-service restaurants and is generally categorized by price, quality of food, service and location. Chuy’s competes in the full-service restaurant segment, which according to Technomic, Inc., a national consulting and market research firm, had approximately $169.4 billion of sales in 2011, and is expected to grow 2.2% in 2012 to sales of $173.0 billion. The Mexican food component of the full-service restaurant segment is a highly fragmented sector, with the top five restaurants based on sales, representing approximately 17% of the category in 2011. According to Technomic, full service Mexican restaurants posted a sales increase of 2.0% in 2011, despite a 0.2% decline in units.

Competition

The restaurant business is intensely competitive with respect to food quality, price/value relationships, ambience, service and location, and is affected by many factors, including changes in consumer tastes and discretionary spending patterns, macroeconomic conditions, demographic trends, weather conditions, the cost and availability of raw materials, labor and energy and government regulations. Our main competitors are full service concepts in the multi-location, casual dining segment in which we compete most directly for real estate locations and customers, including Texas Roadhouse, Cheddar’s Casual Cafe and BJ’s Restaurants. We also compete with other providers of Tex Mex and Mexican fare and adjacent segments, including casual and fast casual segments. We believe we compete favorably for consumers on our food quality, price/value and unique ambience and experience of our restaurants.

Seasonality

Our business is subject to seasonal fluctuations with restaurant sales typically higher during the spring and summer months as well as in December. Adverse weather conditions during our most favorable months or periods may affect customer traffic. In addition, at all but one of our restaurants we have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenues.

Employees

As of December 30, 2012, we had approximately 4,770 employees, including 42 corporate management and staff personnel, 321 restaurant level managers and 4,407 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Company Information

Our principal executive office is located at 1623 Toomey Road, Austin, Texas 78704 and our telephone number is 1-888-HEY-CHUY. Our website address is www.chuys.com. The information on our website is not incorporated by reference into this report.

ITEM 1A:    RISK FACTORS

In evaluating our Company, you should consider carefully the following risk factors and the other information in this report, including our consolidated financial statements and related notes to those statements. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected.

Risks Relating to Our Business and Industry

Our financial results depend significantly upon the success of our existing and new restaurants.

Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of March 25, 2013, we operated 41 restaurants, of which 14 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.

The success of our restaurants revolves principally around customer traffic and average check per customer and customer experience. Significant factors that might adversely affect the average customer traffic and average check include, without limitation:

■

declining economic conditions, including housing market downturns, rising unemployment rates, lower disposable income, credit conditions, fuel prices and consumer confidence and other events or factors that adversely affect consumer spending in the markets we serve;

■	increased competition in the restaurant industry, particularly in the Mexican cuisine and casual and fast-casual dining segments;
■	changes in consumer preferences;
■	customers’ budgeting constraints;
■	customers’ failure to accept menu price increases that we may make to offset increases in key operating costs;
■	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambience and service; and
■	customer experiences from dining in our restaurants.

Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including, without limitation:

■	food and other raw materials costs, many of which we do not or cannot effectively hedge;
■	labor costs, including wage, workers’ compensation, health care and other benefits expenses;
■	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing restaurants;
■	compliance costs as a result of changes in regulatory or industry standards;
■	energy, water and other utility costs;
■	costs for insurance (including health, liability and workers’ compensation);
■	information technology and other logistical costs; and
■	expenses due to litigation against us.

Certain of our restaurants operate at or near capacity. As a result, we may be unable to grow or maintain same store sales at those restaurants, particularly if additional restaurants are opened near the existing location. The failure of our existing or new restaurants to perform as expected could have a significant negative impact on our financial condition and results of operations.

Our long-term success is highly dependent on our ability to successfully identify appropriate sites and develop and expand our operations in existing and new markets.

We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 restaurants to 41 restaurants as of March 25, 2013. We opened eight restaurants in 2012. We have opened two restaurants as of March 25, 2013 and plan to open an additional six to seven restaurants in 2013. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

■	identification and availability of appropriate locations that will drive high levels of customer traffic and sales per unit;
■	inability to generate sufficient funds from operations or to obtain acceptable financing to support our development;
■	recruitment and training of qualified operating personnel in the local market;

■	availability of acceptable lease arrangements, including sufficient levels of tenant allowances;
■	the financial viability of our landlords, including the availability of financing for our landlords and our landlords ability to pay tenant incentives on a timely basis;
■	construction and development cost management;
■	timely delivery of the leased premises to us from our landlords and punctual commencement of our buildout construction activities;
■	delays due to the customized nature of our restaurant concepts and decor, construction and pre-opening processes for each new location;
■	obtaining all necessary governmental licenses and permits, including our liquor licenses, on a timely basis to construct or remodel and operate our restaurants;
■	inability to comply with certain covenants under our New Revolving Credit Facility that could limit our ability to open new restaurants;
■	consumer tastes in new geographic regions and acceptance of our restaurant concept;
■	competition in new markets, including competition for restaurant sites;
■	unforeseen engineering or environmental problems with the leased premises;
■	adverse weather during the construction period;
■	anticipated commercial, residential and infrastructure development near our new restaurants; and
■	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Such actions may limit our growth opportunities. We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brand in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, build name recognition, successfully market our brand or attract new customers. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those restaurants. Competitive circumstances and consumer characteristics and preferences in new market segments and new geographical markets may differ substantially from those in the market segments and geographical markets in which we have substantial experience. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be harmed.

Changes in economic conditions, including continuing effects from the recent recession, could materially affect our business, financial condition and results of operations.

The restaurant industry depends on consumer discretionary spending. The recent recession, coupled with high unemployment rates, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, rising fuel prices and reduced access to credit and reduced consumer confidence, has impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may continue to repress consumer confidence and discretionary spending for the near term. If current volatile economic conditions continue for a prolonged period of time or worsens, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out. We believe that if the current volatile economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales. There can be no assurance that the macroeconomic environment or the regional economics in which we operate will improve significantly or that government stimulus efforts will improve consumer confidence, liquidity, credit markets, home values or unemployment, among other things.

Damage to our reputation or lack of acceptance of our brand in existing or new markets could negatively impact our business, financial condition and results of operations.

We believe we have built our reputation on the high-quality of our food, service and staff, as well as on our unique culture and the ambience in our restaurants, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce its value and damage our business. For example, our brand value could suffer and our business could be adversely affected if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambience, or otherwise believe we have failed to deliver a consistently positive experience.

In addition, our ability to successfully develop new restaurants in new markets may be adversely affected by a lack of awareness or acceptance of our brand in these new markets. To the extent that we are unable to foster name recognition and affinity for our brand in new markets, our new restaurants may not perform as expected and our growth may be significantly delayed or impaired.

We may be adversely affected by news reports or other negative publicity regardless of their accuracy, regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers, or others across the food industry supply chain. The risks associated with such negative publicity cannot be completely eliminated or mitigated and may materially harm our results of operations and result in damage to our brand.

Also, there has been a marked increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In sum, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.

Our brand could also be confused with brands that have similar names, including Baja Chuy’s Mesquite Broiler, Inc. (“Baja Chuy’s”), an unaffiliated restaurant chain with whom we have entered into a settlement agreement regarding use of the Chuy’s name. As a result, our brand value may be adversely affected by any negative publicity related to Baja Chuy’s or any other restaurant that may use brand names, trademarks or trade dress that are similar to ours.

We are susceptible to economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located.

Our financial performance is highly dependent on restaurants located in Texas and the Southeastern and Midwestern United States. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, given our geographic concentrations, particularly in Texas, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters. Adverse weather conditions may also impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods.

Our business is subject to seasonal fluctuations, with restaurant sales typically higher during the spring and summer months as well as in December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on customer traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year. In addition, outdoor patio seating is available at all but one of our restaurants and may be impacted by a number of weather-related factors. Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.

The impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants could negatively affect our financial results.

Negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to the instability in the credit markets and recent declines in consumer spending, which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.

Changes in food availability and costs could adversely affect our operating results.

Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on two regional distributors, Labatt Foodservice in Texas and Oklahoma and PFG in the Southeastern United States, and various suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. For our chicken products, we rely on two suppliers for our Southeast locations and a sole supplier in Texas and Oklahoma. For our green chiles, we contract to buy, through our supplier, Bueno Foods of Albuquerque, New Mexico, chiles from a group of farmers in New Mexico each year, which we have the right to select under our agreement. If and to the extent the farmers are unable or do not supply a sufficient amount of green chiles or if we need chiles out of season, we purchase the excess amount from the general supply of Bueno Foods. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Any increase in distribution prices, increase in the prices charged by suppliers or failure to perform by these third-parties could cause our food costs to increase or us to experience short-term unavailability of certain products. Failure to identify an alternate source of supply for these items may result in significant cost increases and an inability to provide certain of the items on our menu. If these events occur, it may reduce the profitability of certain of our offerings and may cause us to increase our prices. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price, as a result of inflation or otherwise, or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customer’s demands, which could materially adversely affect our profitability and reputation.

The type, variety, quality, availability and price of produce, beef, chicken and cheese are more volatile than other types of food and are subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors and suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we are able to contract for the majority of the food commodities used in our restaurants for periods of up to one year, the pricing and availability of some of the commodities used in our operations, such as our produce, cannot be locked in for periods of longer than one week or at all. We do not use financial instruments to hedge our risk to market fluctuations in the price of our ingredients and other commodities at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Increases in our labor costs, including as a result of changes in government regulation, could slow our growth or harm our business.

We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases. Unfavorable fluctuations in market conditions, availability of such insurance or changes in state and/or federal regulations could significantly increase our insurance premiums. In addition, we are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits which are more costly to defend. Also, some employment related claims in the area of wage and hour disputes are not insurable risks.

Significant increases in health care costs may continue to occur, and we can provide no assurance that we will be able to contain those costs. Further, we are continuing to assess the impact of recently-adopted federal health care legislation on our health care benefit costs, and significant increases in such costs could adversely impact our operating results. There is no assurance that we will be able to contain our costs related to such legislation in a manner that will not adversely impact our operating results.

In addition, many of our restaurant personnel are hourly workers subject to various minimum wage requirements or changes to tip credits. Mandated increases in minimum wage levels and changes to the tip credit, which are the amounts an employer is permitted to assume an employee receives in tips when calculating the employee’s hourly wage for minimum wage compliance purposes, have recently been and continue to be proposed and implemented at both federal and state government levels. For example, in Kentucky our wait staff is not permitted to pool tips in order to share those tips with bartenders and bussing staff. As a result, we must pay our bartenders and bussing staff in our Kentucky locations additional amounts to ensure they receive minimum wage. Continued minimum wage increases or changes to allowable tip credits may further increase our labor costs or effective tax rate.

Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees that unbeknownst to us were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. Our financial performance could be materially harmed as a result of any of these factors.

Labor shortages could increase our labor costs significantly or restrict our growth plans.

Our restaurants are highly dependent on qualified management and operating personnel. Qualified individuals have historically been in short supply and an inability to attract and retain them would limit the success of our existing restaurants as well as our development of new restaurants. We place a heavy emphasis on the qualification and training of our personnel and spend significantly more on training our employees than our competitors. We can make no assurances that we will be able to attract and retain qualified individuals in the future which may have a more significant effect on our operation than those of our competitors. Additionally, the cost of attracting and retaining qualified individuals may be higher than we anticipate, and as a result, our profitability could decline.

Customer traffic at our restaurants could be significantly affected by competition in the restaurant industry in general and, in particular, within the dining segments of the restaurant industry in which we compete.

The restaurant industry is highly competitive with respect to food quality, ambience, service, price and value and location, and a substantial number of restaurant operations compete with us for customer traffic. The main competitors for our brand are other operators of mid-priced, full service concepts in the multi-location casual dining and Tex Mex/Mexican food segments in which we compete most directly for real estate locations and customers. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing restaurants or intend to locate new restaurants. Any inability to successfully compete with the other restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. We may also need to evolve our concept in order to compete with popular new restaurant formats or concepts that develop from time to time, and we cannot offer any assurance that we will be successful in doing so or that modifications to our concept will not reduce our profitability. In addition, with improving product offerings at fast casual restaurants, quick-service restaurants and grocery stores and the influence of negative economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information available to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information.

The PPACA further permits the United States Food and Drug Administration (the “FDA”) to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. Although the FDA published proposed regulations to implement the menu labeling provisions of the PPACA in April 2011, the agency has delayed the release of final regulations implementing these requirements. Additionally, some government authorities are increasing regulations regarding trans-fats and sodium, which may require us to limit or eliminate trans-fats and sodium from our menu offerings, switch to higher cost ingredients or may hinder our ability to operate in certain markets. If we fail to comply with these laws or regulations, our business could experience a material adverse effect.

We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.

Multiple jurisdictions in which we operate have recently enacted new requirements that require us to adopt and implement a Hazard Analysis and Critical Control Points (“HACCP”) System for managing food safety and quality. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We expect to incur certain costs to comply with these regulations and these costs may be more than we anticipate. If we fail to comply with these laws or regulations, our business could experience a material adverse effect.

Federal, state and local beer, liquor and food service regulations may have a significant adverse impact on our operations.

We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Bureau of Alcohol, Tobacco, Firearms and Explosives of the U.S. Department of Justice, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the sale of alcoholic beverages at our certain locations. Any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. In addition, in certain states, including states where we have existing restaurants or where we plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenues. If we are unable to maintain our existing licenses, our customer patronage, revenues and results of operations could be adversely affected. Or, if we choose to open a restaurant in those states where the number of licenses available is limited, the cost of a new license could be significant.

We apply for our liquor licenses with the advice of outside legal and licensing consultants. Because of the many and various state and federal licensing and permitting requirements, there is a significant risk that one or more regulatory agencies could determine that we have not complied with applicable licensing or permitting regulations or have not maintained the approvals necessary for us to conduct business within its jurisdiction. Any changes in the application or interpretation of existing laws may adversely impact our restaurants in that state, and could also cause us to lose, either temporarily or permanently, the licenses, permits and regulations necessary to conduct our restaurant operations, and subject us to fines and penalties.

Restaurant companies have been the target of class-actions and other litigation alleging, among other things, violations of federal and state law.

We are subject to a variety of lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. In recent years, a number of restaurant companies have been subject to claims by customers, employees and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. An adverse judgment or settlement that is not insured or is in excess of insurance coverage could have an adverse impact on our profitability and could cause variability in our results compared to expectations. We carry insurance policies for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks. Regardless of whether any claims that may be brought against us are valid or whether we are ultimately determined to be liable, we could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.

We are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under such “dram shop” statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage, and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, we may be adversely affected by publicity resulting from such laws.

Our marketing programs may not be successful.

We expend resources in our marketing efforts using a variety of media, including social media. We expect to continue to conduct brand awareness programs and customer initiatives to attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

The impact of new restaurant openings could result in fluctuations in our financial performance.

Quarterly results have been, and in the future may continue to be, significantly impacted by the timing of new restaurant openings (often dictated by factors outside of our control), including associated restaurant pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new restaurants. We typically incur the most significant portion of restaurant pre-opening expenses associated with a given restaurant within the five months immediately preceding and the month of the opening of the restaurant. As the regional and national economies in which we operate improve, we may encounter more competition in obtaining lease sites and, as a result, may be unable to negotiate similar levels of tenant incentives under our new leases. If we are unable to obtain similar levels of tenant incentives for a particular unit, we would expect to incur increased capital expenditures in advance of opening and pay lower rent with respect to the restaurant. Our experience has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Our new restaurants commonly take nine months to one year to reach planned operating levels due to inefficiencies typically associated with new restaurants, including the training of new personnel, lack of market awareness, inability to hire sufficient qualified staff and other factors. Accordingly, the volume and timing of new restaurant openings has had, and may continue to have, a meaningful impact on our profitability. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and these fluctuations may cause our operating results to be below expectations of public market analysts and investors.

Opening new restaurants in existing markets may negatively affect sales at our existing restaurants.

The consumer target area of our restaurants varies by location, depending on a number of factors such as population density, local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which we already have existing restaurants could adversely impact the sales of new or existing restaurants. Our core business strategy does not entail opening new restaurants that materially impact sales at our existing restaurants but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity. There can be no assurance that sales cannibalization between our restaurants will not occur or become more significant in the future as we continue to expand our operations.

Our business operations and future development could be significantly disrupted if we lose key members of our management team.

The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Steve Hislop, our Chief Executive Officer, and our other senior officers. We currently have employment agreements in place with Messrs. Hislop, Howie, Biller, Hatcher and Zapp and Mrs. Russell. The loss of the services of our CEO, other senior officers or other key employees could have a material adverse effect on our business and plans for future development. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We opened six and eight restaurants in 2010 and 2011, respectively. We opened eight restaurants in 2012. We have opened two restaurants as of March 25, 2013 and plan to open an additional six to seven restaurants in 2013. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.

We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase. These increases, as well as recently-enacted federal legislation requiring employers to provide specified levels of health insurance to all employees, could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our customers.

Our indebtedness may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, our liquidity and results of operations could be adversely affected.

At December 30, 2012 we had $5.0 million of outstanding indebtedness under our New Revolving Credit Facility.

Our New Revolving Credit Facility places certain conditions on us, including that it:

■	increases our vulnerability to adverse general economic or industry conditions;
■	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
■	makes us more vulnerable to increases in interest rates, as borrowings under our New Revolving Credit Facility are at variable rates;
■	limits our ability to obtain additional financing in the future for working capital or other purposes; and
■	could place us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our New Revolving Credit Facility places certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our New Revolving Credit Facility, we may incur substantial additional indebtedness under that facility and may incur obligations that do not constitute indebtedness under that facility. The New Revolving Credit Facility also places certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. The New Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. These restrictions limit or prohibit, among other things, our ability to:

■	pay dividends on, redeem or repurchase our stock or make other distributions;
■	incur or guarantee additional indebtedness;
■	sell stock in our subsidiaries;
■	create or incur liens;
■	make acquisitions or investments;
■	transfer or sell certain assets or merge or consolidate with or into other companies; and
■	enter into certain transactions with our affiliates.

Failure to comply with certain covenants or the occurrence of a change of control under our New Revolving Credit Facility could result in the acceleration of our obligations under the New Revolving Credit Facility, which would have an adverse effect on our liquidity, capital resources and results of operations.

Our New Revolving Credit Facility also requires us to comply with certain financial covenants including a minimum fixed charge coverage ratio and a maximum total lease adjusted leverage ratio. Changes with respect to these financial covenants may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the New Revolving Credit Facility, which would have an adverse effect on our liquidity, capital resources and results of operations. See “Description of Indebtedness.”

We may be unable to obtain debt or other financing on favorable terms or at all.

There are inherent risks in our ability to borrow. Our lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to increase the available commitment under our New Revolving Credit Facility, refinance our existing indebtedness or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our New Revolving Credit Facility because of a lender default or to obtain other cost-effective financing.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged. Such measures could include deferring capital expenditures (including the opening of new restaurants) and reducing or eliminating other discretionary uses of cash.

We may be required to record asset impairment charges in the future.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Negative restaurant-level cash flow (defined as restaurant net income plus depreciation, gain and/or loss on assets and pre-opening expense) over the previous 12-month period in a stabilized location is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated undiscounted future cash flow expected to be generated by the restaurant. If the carrying amount of the restaurant exceeds estimated future cash flow, an impairment charge is recognized for the amount by which the asset’s carrying amount exceeds its fair value.

Continued economic weakness within our respective markets may adversely impact consumer discretionary spending and may result in lower restaurant sales. Unfavorable fluctuations in our commodity costs, supply costs and labor rates, which may or may not be within our control, may also impact our operating margins. Any of these factors could as a result affect the estimates used in our impairment analysis and require additional impairment tests and charges to earnings. We continue to assess the performance of our restaurants and monitor the need for future impairment. There can be no assurance that future impairment tests will not result in additional charges to earnings.

Security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim, proceeding, or mandatory notification could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brand and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to build brand recognition in the areas surrounding our locations using our trademarks and other proprietary intellectual property, including our brand names, logos and the unique ambience of our restaurants. We have registered or applied to register a number of our trademarks. We cannot assure you that our trademark applications will be approved. Also, as a result of the settlement agreement with an unaffiliated entity, Baja Chuy’s, we may not use “Chuy’s” in Nevada, California or Arizona, which may have an adverse effect on our growth plans in these states. Additionally, our brand value may be diluted as a result of their use of “Chuy’s” in these states. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.

We enforce our rights through a number of methods, including the issuance of cease-and-desist letters or making infringement claims in federal court. If our efforts to register, maintain and protect our trademarks or other intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third parties’ intellectual property rights. A successful claim of infringement against us could result in our being required to pay significant damages or enter into costly licensing or royalty agreements in order to obtain the right to use a third party’s intellectual property, any of which could have a negative impact on our results of operations and harm our future prospects. If such royalty or licensing agreements are not available to us on acceptable terms or at all, we may be forced to stop the sale of certain products or services. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our services, if feasible, and divert management’s attention.

We also rely on trade secrets and proprietary know-how to protect our brand. Our methods of safeguarding this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality agreements with all of our team members or suppliers. Even with respect to the confidentiality agreements we have, we cannot assure you that those agreements will not be breached, that they will provide meaningful protection, or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets or proprietary know-how, the appeal of our restaurants could be reduced and our business could be harmed. In addition, if we default under our lease agreements with our landlord, Young/Zapp GP, LLC (“Young/Zapp”) and its subsidiaries, at certain of our locations, our landlord may have the right to operate a Tex Mex or Mexican food restaurant at that location using our recipes and our trade dress. If such default were to occur, the brand value of our recipes and our trade dress might suffer.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. Although we employ both internal resources and external consultants to audit our systems, and test them for vulnerability, have implemented firewalls, data encryption and other security controls and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, these security measures may not eliminate all risks.

A major natural or man-made disaster could have a material adverse effect on our business.

Most of our corporate systems, processes and corporate support for our restaurant operations are centralized at our headquarters in Austin, Texas, with certain systems and processes being concurrently stored at an offsite storage facility in accordance with our disaster recovery plan. As part of our new disaster recovery plan, we are currently finalizing the backup processes for our core systems at our co-location facility. If we are unable to fully implement this new disaster recovery plan, we may experience failures or delays in recovery of data, delayed reporting and compliance, inability to perform necessary corporate functions and other breakdowns in normal operating procedures that could have a material adverse effect on our business and create exposure to administrative and other legal claims against us.

We incur increased costs and obligations as a result of being a public company.

Prior to our initial public offering (“IPO”) in July 2012, we were a privately held company and were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we incur and expect to continue to incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), the JOBS Act, and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the Nasdaq Global Select Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities. We estimate that we will incur approximately $1.3 to $1.6 million of incremental costs per year associated with being a publicly traded company; however, it is possible that our actual incremental costs of being a publicly-traded company will be higher than we currently estimate. In estimating these costs, we took into account expenses related to insurance, legal, accounting and compliance activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years. To the extent we use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from those exemptions.

Pursuant to the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.

As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act. We anticipate being required to meet these standards in the course of preparing our consolidated financial statements as of and for the year ended December 29, 2013, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.

Federal, state and local tax rules may adversely impact our results of operations and financial position.

We are subject to federal, state and local taxes in the U.S. If the Internal Revenue Service (“IRS”) or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position. In addition, complying with new tax rules, laws or regulations could impact our financial condition, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results.

Risks Relating to Ownership of our Common Stock

Although we are no longer a controlled company within the meaning of the Nasdaq Marketplace rules, during the phase-in period we may continue to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

After the completion of our IPO, Goode Partners, which is the managing member of Goode Chuy’s Holdings, LLC, continued to control a majority of the voting power of our outstanding common stock through its ownership of our common stock and its voting power under a voting agreement. Pursuant to the voting agreement (the “Voting Agreement”) entered into among us, Goode Chuy’s Holdings, MY/ZP Equity, LP, Goode Chuy’s Direct Investors LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC and 522 Fifth Avenue Fund, L.P., the parties agreed to vote or grant us or Goode Chuy’s Holdings a proxy to vote, their shares of our common stock for the election of the directors nominated for election by our nominating and corporate governance committee. The Voting Agreement terminated on January 30, 2013 because the parties to the Voting Agreement no longer held at least 50.1% of the voting power of the Company. As a result, we no longer are a controlled company within the meaning of the corporate governance standards of the Nasdaq Global Select Market.

Under the Nasdaq listing requirements, a company that ceases to be a controlled company must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees on the following phase-in schedule: (1) one independent committee member at the time it ceases to be a controlled company, (2) a majority of independent committee members within 90 days of the date it ceases to be a controlled company and (3) all independent committee members within one year of the date it ceases to be a controlled company. Additionally, the Nasdaq listing requirements provide a 12-month phase-in period from the date a company ceases to be a controlled company to comply with the majority independent board requirement.

As of March 25, 2013, each of our compensation committee and nominating and corporate governance committee has at least one independent director. We are not currently required to have a majority of independent directors on those committees until April 30, 2013 and we are not required to have fully independent committees until January 30, 2014. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Global Select Market.

During these phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies of which the majority of directors are independent and, if, within the phase-in periods, we are not able to recruit additional directors that would qualify as independent, or otherwise comply with the Nasdaq listing requirements, we may be subject to enforcement actions by Nasdaq. In addition, a change in our board of directors and committee membership may result in a change in corporate strategy and operating philosophies, and may result in deviations from our current growth strategy.

Goode Partners continues to have significant influence over us, including over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions. Our Founders may also continue to exert significant influence over us.

Investment funds affiliated with Goode Partners beneficially owns approximately 22.7% of our outstanding common stock. Goode Partners continues to strongly influence our decisions, and three of our directors, Joe Ferreira, David Oddi and Michael Stanley, who are affiliated with Goode Partners, will continue to serve on our board of directors. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

Our Founders also serve on our board of directors and beneficially own approximately 2.6% of our outstanding common stock. As a result, our Founders may be able to exert significant influence over certain of our decisions.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, we may elect to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. To the extent we choose to do so, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The price of our common stock may be volatile and you could lose all or part of your investment.

From our IPO through March 25, 2013, our share price has ranged from a high of $32.90 per share to a low of $14.33 per share. Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock could fluctuate significantly for various reasons, which include:

■	our quarterly or annual earnings or those of other companies in our industry;

■	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

■	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

■	changes in accounting standards, policies, guidance, interpretations or principles;

■	additions or departures of our senior management personnel;

■	sales of our common stock by our directors and executive officers;

■	sales or distributions of our common stock by Goode Partners or its affiliates;

■	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

■	actions by shareholders;

■

the level and quality of research analyst coverage for our common stock, changes in financial estimates or investment recommendations by securities analysts following our business or failure to meet such estimates;

■	the financial disclosure we may provide to the public, any changes in such disclosure or our failure to meet such disclosure;

■	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our distributors or suppliers or our competitors;

■	acquisitions or strategic alliances by us or our competitors;

■	short sales, hedging and other derivative transactions in our common stock;

■	the operating and stock price performance of other companies that investors may deem comparable to us; and

■

other events or factors, including changes in general conditions in the United States and global economies or financial markets (including those resulting from acts of God, war, incidents of terrorism or responses to such events).

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

In the past, following periods of market volatility in the price of a company’s securities, security holders have often instituted class action litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

Future sales of our common stock in the public market could lower our share price, and the exercise of stock options and any additional capital raised by us through the sale of our common stock may dilute your ownership in us.

Sales of substantial amounts of our common stock in the public market by our existing stockholders in future registered public offerings, through transactions except from registration or upon the exercise of outstanding stock options or stock options granted in the future may adversely affect the market price of our common stock. Such sales could also create public perception of difficulties or problems with our business. These sales might also make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.

We have reserved 1,250,000 shares of common stock for issuance under the 2012 Omnibus Equity Incentive Plan. See Item 11. “Executive Compensation—2012 Omnibus Equity Incentive Plan.” As of December 30, 2012, we had 1,052,861 shares of common stock issuable upon exercise of outstanding options (857,072 of which were fully vested).

As restrictions on resale expire or as shares are registered, our share price could drop significantly if the holders of these restricted or newly registered shares sell them or are perceived by the market as intending to sell them. These sales might also make it more difficult for us to sell securities in the future at a time and at a price that we deem appropriate.

If securities analysts or industry analysts downgrade our shares, publish negative research or reports, or do not publish reports about our business, our share price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our shares or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

■	authorize our board of directors to issue, without further action by the stockholders, up to 15,000,000 shares of undesignated preferred stock;

■	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

■	specify that special meetings of our stockholders can be called only by a majority of our board of directors, the Chair of our board of directors, or our Chief Executive Officer;

■	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

■	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

■	prohibit cumulative voting in the election of directors;

■	provide that our directors may be removed only for cause by the holders of a supermajority of our outstanding shares of capital stock;

■	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

■

require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our capital stock) for a period of three years following the date on which the stockholder became an “interested” stockholder.

Since we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their stock in order to realize a return on their investment.

Since we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their shares in order to realize a return on their investment. Other than the dividend paid in connection with entering into our Old Credit Facility, we have not declared or paid any dividends on our common stock. We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our New Revolving Credit Facility and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us. Generally accepted accounting principles in the U.S. (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

Our ability to raise capital in the future may be limited.

Our ability to raise capital in the future may be limited. Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing shareholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings, diluting their interest and reducing the market price of our common stock.

Conflicts of interest may arise because some of our directors are principals of our principal stockholders.

Representatives of Goode Partners and our Founders occupy a majority of the seats on our board of directors. Goode Partners is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Goode Partners may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Our Founders could also invest in entities that directly or indirectly compete with us. As a result of these relationships, when conflicts arise between the interests of Goode Partners and our Founders and the interests of our stockholders, these directors may not be disinterested.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None

ITEM 2:    PROPERTIES

As of March 25, 2013, we operated 41 Chuy’s restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	1
Florida	2
Georgia	1
Indiana	1
Kentucky	4
Oklahoma	2
Tennessee	5
Texas	25

Total	41

As of March 25, 2013 we have also signed leases and are in development for 7 additional restaurants in Little Rock, Arkansas; Orlando, Florida; Charlotte, North Carolina; Greenville, South Carolina; Raleigh, North Carolina; Richmond, Virginia and Sugarland, Texas.

We lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. For additional information regarding our obligations under our leases, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies.”

All of our leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. The initial lease terms range from 10 to 20 years, with renewal options for 5 to 20 additional years. Typically, our leases are 10 or 15 years in length with 2 to 3, 5-year extension options. The initial terms of our leases currently expire between 2016 and 2032. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704. For additional information about certain facilities, including our corporate headquarters and six of our restaurant locations, we rent from related parties, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 3:    LEGAL PROCEEDINGS

Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of December 30, 2012, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 4:    MINE SAFETY DISCLOSURES

None

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares have been traded on the Nasdaq Global Select Market under the symbol “CHUY” since July 24, 2012. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the Nasdaq Global Select Market:

	HIGH	LOW
Third Quarter of 2012 (July 24, 2012 – September 23, 2012)	$24.30	$14.33
Fourth Quarter of 2012 (September 24, 2012 – December 30, 2012)	$28.44	$20.40

On March 25, 2013, the closing price of our common stock on the Nasdaq Global Select Market was $31.25 per share.

Holders

As of March 25, 2013, there were approximately 13 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividend Policy

During the fiscal year ended December 30, 2012 we did not declare or pay any dividends on our common stock. During the fiscal year ended December 25, 2011 we declared and paid a one-time dividend of $1.75 per share on shares of our common stock and our series A preferred stock, series B preferred stock and series X preferred stock, totaling $19.0 million. We paid this dividend as a partial return of capital to our stockholders. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. In addition, in certain circumstances, our New Revolving Credit Facility restricts our ability to pay dividends. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Stock Performance Chart

The following graph compares the cumulative total shareholder return on our common stock from July 24, 2012 through December 30, 2012 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Chuy’s common stock on July 24, 2012 and in each of the forgoing indices on July 24, 2012 and assumes the reinvestment of dividends. This graph is furnished and not filed with the Securities and Exchange Commission. Notwithstanding anything to the contrary set forth in any of our pervious filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the above stock performance graph is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 30, 2012 are derived from our audited consolidated financial statements. Not all periods shown below are discussed in this Annual Report on Form 10-K. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	FISCAL YEARS ENDED (1)
	DECEMBER 30, 2012	DECEMBER 25, 2011	DECEMBER 26, 2010	DECEMBER 27, 2009	DECEMBER 28, 2008

	(Amounts are shown in thousands, except per share amounts)
Consolidated Statements of Income:
Revenue	$172,640	$130,583	$94,908	$69,394	$51,868
Costs and Expenses
Cost of sales	46,475	36,139	25,626	18,196	14,399
Labor	55,223	41,545	30,394	21,186	14,956
Operating	24,498	19,297	14,292	10,482	8,021
Occupancy	10,332	7,622	5,654	4,314	3,248
General and administrative	9,358	7,478	5,293	4,617	6,342
Advisory agreement termination fee	2,000	-	-	-	-
Secondary offering costs	228	-	-	-	-
Settlement with former director	-	245	-	-	-
Marketing	1,319	964	655	533	389
Restaurant pre-opening	3,383	3,385	1,959	1,673	867
Depreciation and amortization	6,528	4,448	2,732	1,549	785

Total cost and expenses	159,344	121,123	86,605	62,550	49,007

Income from operations	13,296	9,460	8,303	6,844	2,861
Loss on extinguishment of debt	1,673	78	-	-	-

Interest expense, net	3,923	4,284	3,584	3,114	2,823

Income before income taxes	7,700	5,098	4,719	3,730	38

Income tax expense (benefit)	2,243	1,634	1,428	1,077	(113)

Net income	5,457	3,464	3,291	2,653	151

Undistributed earnings allocated to participating interest	2,171	3,423	5,617	2,620	149

Net income (loss) available to common shareholders	$3,286	$41	$(2,326)	$33	$2

Per Share Data:
Basic net income (loss) per share	$0.48	$0.21	$(17.18)	$0.26	$0.02
Diluted net income (loss) per share	$0.37	$0.20	$(17.18)	$0.25	$0.01
Weighted average common stock outstanding
Basic	6,809,576	191,166	135,392	126,218	101,503
Diluted	12,893,290	10,852,651	135,392	10,638,514	10,457,528
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$24,524	$17,203	$11,752	$6,292	$3,111
Net cash used in investing activities	(27,246)	(20,682)	(16,646)	(15,588)	(6,287)
Net cash provided by financing activities	5,750	2,969	6,169	9,750	4,030

Consolidated Balance Sheets Data:
Cash and cash equivalents	$5,855	$2,827	$3,337	$2,062	$1,608
Net working capital (deficit)	(2,680)	(4,258)	861	(2,817)	(6,865)
Total assets	129,721	105,938	88,642	70,164	58,120
Total debt	5,000	55,200	30,732	29,914	20,364
Common stock subject to put option	-	432	-	-	-
Total stockholders’ equity	$87,463	$25,627	$40,968	$31,920	$28,691

(1) We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal ended December 30, 2012 was comprised of 53 weeks and the other four fiscal years were comprised of 52 weeks.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and the related notes to those statements included in Item 8. “Financial Statements and Supplementary Data.” The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading Item 1A. “Risk Factors” and elsewhere in this report.

General

We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 and as of March 25, 2013, we operated 41 Chuy’s restaurants across Texas, Tennessee, Kentucky, Alabama, Indiana, Georgia, Oklahoma and Florida.

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

Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. For additional information on our restaurants, see Item 1. “Business.”

Our Growth Strategies and Outlook

Our growth is based primarily on the following strategies:

■	Pursue new restaurant development;
■	Deliver consistent same store sales through providing high-quality food and service; and
■	Leverage our infrastructure.

We opened eight restaurants in 2012. We have opened two restaurants as of March 25, 2013 and plan to open an additional six to seven restaurants in 2013. From January 1, 2013 to the end of 2017, we expect to open a total of 59 to 64 new restaurants. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets, new core markets and in smaller markets surrounding each of those core markets. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”

Performance Indicators

We use the following performance indicators in evaluating our performance:

■

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

■

Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 24 and 18 restaurants at December 30, 2012 and December 25, 2011, respectively.

■

Average Check. Average check is calculated by dividing revenue by total entrees sold for a given time period. Average check reflects menu price influences as well as changes in menu mix. Our management team uses this indicator to analyze trends in customers’ preferences, effectiveness of menu changes and price increases and per customer expenditures.

■	Average Weekly Customers. Average weekly customers is measured by the number of entrees sold per week. Our management team uses this metric to measure changes in customer traffic.
■

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

■

Operating Margin. Operating margin represents income from operations as a percentage of our revenue. By monitoring and controlling our operating margins, we can gauge the overall profitability of our company.

Our Fiscal Year

We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2012 fiscal year consisted of 53 weeks and our 2011 and 2010 fiscal years each consisted of 52 weeks.

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

General and Administrative Expenses. General and administrative expenses include costs associated with corporate and administrative functions that support our operations, including senior and supervisory management and staff compensation (including stock-based compensation) and benefits, travel, financial advisory fees paid to Goode Partners prior to termination of the advisory agreement with Goode Partners, legal and professional fees, information systems, corporate office rent and other related corporate costs. As a public company, we expect our stock-based compensation expense to increase. In addition, we estimate that we will incur approximately $1.3 million to $1.6 million of incremental general and administrative expenses annually as a result of being a public company.

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

Results of Operations

The following table presents the consolidated statement of operations for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 expressed as percentages of revenue.

	FISCAL YEAR ENDED
	DECEMBER 30, 2012	DECEMBER 25, 2011	DECEMBER 26, 2010

REVENUE	100.0%	100.0%	100.0%
OPERATING COSTS:
Cost of sales	26.9%	27.7%	27.0%
Labor	32.0%	31.8%	32.0%
Operating	14.2%	14.8%	15.1%
Occupancy	6.0%	5.8%	6.0%
General and administrative	5.4%	5.7%	5.6%
Advisory agreement termination fee	1.2%	0.0%	0.0%
Secondary offering costs	0.1%	0.0%	0.0%
Settlement with former director	0.0%	0.2%	0.0%
Marketing	0.8%	0.8%	0.7%
Restaurant pre-opening	2.0%	2.6%	2.0%
Depreciation and amortization	3.7%	3.4%	2.9%

Total cost and expenses	92.3%	92.8%	91.3%

INCOME FROM OPERATIONS	7.7%	7.2%	8.7%
LOSS ON EXTINGUISHMENT OF DEBT	0.9%	0.1%	0.0%
INTEREST EXPENSE, NET	2.3%	3.2%	3.7%

INCOME BEFORE INCOME TAXES	4.5%	3.9%	5.0%
INCOME TAX EXPENSE	1.3%	1.2%	1.5%

NET INCOME	3.2%	2.7%	3.5%

Year Ended December 30, 2012 (53 Weeks) Compared to Year Ended December 25, 2011 (52 Weeks)

Revenue. Revenue increased $42.0 million, or 32.2%, to $172.6 million for the fiscal year ended December 30, 2012 compared to $130.6 million for the fiscal year ended December 25, 2011. The Company’s fiscal year 2012 included 53 weeks compared to 52 weeks in fiscal year 2011. Revenues in fiscal year 2012 attributed to the extra week totaled approximately $3.3 million. Excluding the extra week, the increase in sales was primarily driven by $36.9 million in incremental revenue from an additional 446 operating weeks provided by 16 new restaurants opened during and subsequent to fiscal year 2011. Comparable restaurant sales increased 2.8% during the year for the 52-week period ended December 23, 2012 compared to the 52-week period ended December 25, 2011. Comparable restaurant sales were positively impacted by an extra 1.5 operating days in fiscal 2012 as a result of the Company’s restaurant closing schedule on Christmas Eve and Christmas Day during the 52-week period of 2011. Excluding the impact of the extra 1.5 days, comparable restaurant sales increased 2.2%, which was driven by a 1.4% increase in average check and a 0.8% increase in average weekly customers. Revenues from alcoholic beverages were approximately 19.2% of total revenues for fiscal 2012.

Cost of Sales. Cost of sales as a percentage of revenue decreased to 26.9% during the year ended December 30, 2012, from 27.7% during the same period in 2011. This percentage decrease resulted primarily from price decreases in produce costs and, to a lesser degree, decreases in dairy and bar costs, partially offset by increases in grocery, beef and chicken costs.

Labor Costs. Labor costs as a percentage of revenue, increased to 32.0% during the year ended December 30, 2012, from 31.8% during the same period in 2011, primarily as a result of increased training and staffing levels at our new restaurants, partially offset by improved labor efficiencies in our comparable restaurants.

Operating Costs. Operating costs as a percentage of revenue, decreased to 14.2% during the year ended December 30, 2012, from 14.8% during the same period in 2011, primarily attributable to lower liquor taxes as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions and lower utility costs and credit card fees. The reduction was partially offset by an increase in workers compensation insurance premiums as of result of opening more new locations outside the state of Texas.

Occupancy Costs. Occupancy costs as a percentage of revenue, increased to 6.0% during the year ended December 30, 2012, from 5.8% during the same period in 2011 primarily attributable to higher common area expenses as well as higher rent expense as a percentage of revenue for certain noncomparable restaurants.

General and Administrative Expenses. General and administrative expenses increased $1.9 million, or 25.1%, to $9.4 million for the year ended December 30, 2012, as compared to $7.5 million for the comparable period in 2011. This increase was primarily driven by a $1.8 million increase in salary and bonus expense associated with additional employees as we continue to strengthen our infrastructure for future growth and an increase in performance based bonuses as a result of our stronger overall profitability for the year. Additionally, this increase was a result of incremental costs associated with operating as a public company. The general and administrative expense for the year ended December 25, 2011 included a one-time cash bonus totaling $1.0 million paid to members of management in May 2011 in conjunction with the refinancing of our credit facility. As a percentage of revenue, general and administrative expenses decreased to 5.4% for the year ended December 30, 2012, as compared to 5.7% for the same period in 2011 (4.9% before the one-time bonus payment). We expect general and administrative expenses to increase as we continue to strengthen our infrastructure. However, we expect that general and administrative expenses as a percentage of revenue will continue to decrease due to operating leverage.

Advisory Agreement Termination Fee. On March 21, 2012, we paid a $2.0 million termination fee to terminate our advisory agreement with Goode Partners. We paid the termination fee using the proceeds from our additional borrowings of $25.0 million under our Old Credit Facility. See Note 6 in our consolidated audited financials for further discussion.

Secondary Offering Costs. In fiscal 2012, we incurred $228,000 of offering expenses related to a secondary offering of the Company’s common stock that was completed in January 2013. All of the stock in the offering was sold by certain existing shareholders and as a result, the Company did not receive any proceeds from the offering. We expect to incur approximately an additional $320,000 of expenses related to the secondary offering in the first quarter of 2013.

Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8% for the years ended December 30, 2012 and December 25, 2011. Our marketing costs in a particular period are generally limited to the period’s proportionate amount of our marketing budget of 0.8% of sales.

Restaurant Pre-Opening Costs. Restaurant pre-opening costs remained flat at $3.4 million for the years ended December 30, 2012 and December 25, 2011, due to eight restaurants being developed in both 2012 and 2011.

Depreciation and Amortization. As a percentage of revenue, depreciation and amortization expenses increased to 3.7% for the year ended December 30, 2012 from 3.4% for the year ended December 25, 2011. This increase is primarily related to the increase in equipment and leasehold improvement costs related to new restaurant openings, which is partially offset by restaurant equipment becoming fully depreciated in some of our older restaurants.

Loss on Extinguishment of Debt. In fiscal 2012, we recorded a $1.6 million write off of loan origination costs associated with the pay down of $79.4 million of borrowings under our Old Credit Facility with proceeds from our IPO. In addition, on November 30, 2012 we recorded a $0.1 million write off of loan origination costs associated with the termination of our Old Credit Facility.

Interest Expense. Interest expense decreased $0.4 million for the year ended December 30, 2012, as compared to the year ended December 25, 2011. This decrease was due to a reduction in the average effective interest rate on our outstanding borrowings during the year ended December 30, 2012, as compared to the same period December 25, 2011, offset by greater average outstanding borrowings. The interest rate reduction was associated with the refinancings of our Old Credit Facility we completed in May of 2011 and in November of 2012. On November 30, 2012, we entered into a $25.0 million secured revolving credit facility (the “New Revolving Credit Facility”) and borrowed $5.0 million under the facility to repay approximately $5.0 million of outstanding debt remaining under our Old Credit Facility and to pay closing fees for the New Revolving Credit Facility. Under our New Revolving Credit Facility, we elected a variable rate of interest based on LIBOR. As of December 30, 2012, we had an interest rate of 2.1% on our New Revolving Credit Facility as compared to an interest rate of 7.0% under our Old Credit Facility.

Income Tax Expense. Our effective tax rate decreased to 29.1% for the year ended December 30, 2012 from 32.1% for the year ended December 25, 2011. The decrease in the effective tax rate for the year ended December 30, 2012 is primarily attributable to lower state and local income taxes. The effective tax rates differ from the statutory rate of 34.0% primarily due to payroll tax credits attributable to payroll taxes paid on employee tips and various state and local income taxes.

Net Income. Net income increased $2.0 million to $5.5 million for the year ended December 30, 2012 compared to $3.5 million for the year ended December 25, 2011. We had net income available to common stockholders of approximately $3.3 million for the year ended December 30, 2012 as compared to net income available to common stockholders of approximately $41,000 in the comparable period in 2011. This change in net income available to common stockholders was primarily related to the conversion of our preferred stock to common stock immediately prior to the IPO.

Year Ended December 25, 2011 Compared to Year Ended December 26, 2010

Revenue. Revenue increased $35.7 million, or 37.6%, to $130.6 million in 2011 from $94.9 million in 2010. This increase was driven by $33.3 million in additional revenue related to an additional 387 operating weeks provided by the eight new restaurants opened in 2011 and the full year of operations of the six restaurants opened in 2010. Additionally, during this period, comparable restaurant sales increased 3.1% over the same period the prior year. Of this 3.1% increase, 1.1% of the increase resulted from an increase in average weekly customers and 2.0% of the increase resulted from an increase in our average check. The mix of our revenue attributed to food, bar and merchandise sales remained consistent at approximately 79.3%, 19.7% and 1.1% of total revenue for 2011, respectively.

Cost of Sales. Cost of sales increased $10.5 million, or 41.0%, to $36.1 million in fiscal 2011, from $25.6 million in fiscal 2010. As a percentage of revenue, cost of sales increased to 27.7% in 2011 compared to 27.0% in 2010. The increase in cost of sales as a percentage of revenue primarily resulted from our increase in food costs during 2011 as a result of significant price increases in certain of our key products such as produce, dairy and cheese.

Labor Costs. Labor costs increased $11.1 million, or 36.5%, to $41.5 million in 2011, from $30.4 million in 2010. This increase was a result of an additional $11.4 million of labor costs incurred with respect to eight new restaurants opened during 2011 and the full year of operations of the six restaurants opened in 2010, as well as increases in support staff at our existing restaurants. As a percentage of revenue, labor costs decreased to 31.8% in 2011 from 32.0% in 2010, primarily as a result of improved labor efficiency in our established restaurants, partially offset by increased training and staffing levels at our new restaurants.

Operating Costs. Operating costs increased $5.0 million, or 35.0%, to $19.3 million in 2011, from $14.3 million in 2010. This increase was primarily due to increases in costs with respect to eight new restaurants opened during 2011 and the full year of operations of the six restaurants opened in 2010. As a percentage of revenue, operating costs decreased to 14.8% in 2011 compared to 15.1% in 2010 as a result of operating leverage.

Occupancy Costs. Occupancy costs increased $1.9 million, or 33.3%, to $7.6 million in 2011, from $5.7 million in 2010. This increase resulted from eight new restaurants opened in 2011 and the full year of operations of the six new restaurants opened in 2010. As a percentage of revenue, occupancy costs decreased to 5.8% in 2011 as compared to 6.0% in 2010 as a result of operating leverage.

General and Administrative Expenses. General and administrative expenses increased $2.2 million, or 41.5%, to $7.5 million in 2011 from $5.3 million for 2010. This increase was driven primarily by a one-time cash bonus totaling $1.0 million paid to members of management in May 2011 in conjunction with entering into our Old Credit Facility and costs associated with additional employees as we continue to strengthen our infrastructure for future growth. As a percentage of revenue, general and administrative expenses increased to 5.7% in 2011 from 5.6% in 2010.

Settlement with Former Director. Settlement with a former director was $0.2 million in 2011. We paid this one-time settlement fee in June 2011. See “Certain Relationships and Related Party Transactions—Settlement Agreement.”

Marketing Costs. As a percentage of revenue, marketing costs increased from 0.7% to 0.8%. Our marketing costs in a particular period are generally targeted not to exceed the period’s proportionate amount of our marketing budget of 0.8% of sales.

Restaurant Pre-opening Costs. Restaurant pre-opening costs increased by $1.4 million, or 70.0%, to $3.4 million in 2011 from $2.0 million in 2010. The increase resulted primarily from opening eight new restaurants in 2011, as compared to six new restaurants in 2010. The increase in 2011 was also due in part to the increase in restaurant pre-opening costs associated with opening restaurants outside of Texas, which resulted in increases in training and travel expenses and the incurrence of expenses for management relocation and public relations services.

Depreciation and Amortization. Depreciation and amortization increased $1.7 million, or 63.0%, from $2.7 million to $4.4 million, due to an increase in equipment and leasehold improvements with respect to eight new restaurants opened during 2011 and the full year of operations of the six restaurants opened in 2010. As a percentage of revenue, depreciation and amortization expenses increased to 3.4% in 2011, as compared to 2.9% in 2010.

Interest Expense. Interest expense increased $0.7 million, or 19.4%, to $4.3 million in 2011 from $3.6 million in 2010. The increase was due to greater average outstanding borrowings offset by a reduction in the average effective interest rate under our credit facilities during 2011, as compared to 2010.

Income Tax Expense. Income tax expense increased $0.2 million, or 14.2%, to $1.6 million in 2011 from $1.4 million in 2010. For the year ended December 25, 2011, the effective tax rate was 32.1% as compared to 30.3% for the year ended December 26, 2010. The effective tax rate differs from the statutory rate of 34.0% primarily due to tax credits attributable to payroll taxes on employee tips.

Net Income. As a result of the foregoing, net income increased $0.2 million, to $3.5 million for fiscal year 2011 from $3.3 million for fiscal year 2010. Net income available to common stockholders increased $2.4 million to $41,000 for fiscal year 2011 from $(2.3) million for fiscal year 2010. This increase in net income available to common stockholders resulted from the decrease in undistributed earnings allocated to participating interest, which included the original issuance price of the series X preferred stock and the annualized return.

Liquidity and Capital Resources

Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our credit facilities. During fiscal years ended December 30, 2012 and December 25, 2011, we utilized borrowings under our Old Credit Facility, which we entered into on May 24, 2011. On March 21, 2012, we entered into a credit facility amendment to increase the available amount under our Old Credit Facility from $67.5 million to $92.5 million. On April 6, 2012, we used approximately $22.5 million of cash and cash equivalents obtained from the increased credit facility to repurchase shares of our common stock, series A preferred stock, series B preferred stock, and series X preferred stock. On July 27, 2012, we closed our IPO of 6,708,332 shares of common stock at $13.00 per share and received net proceeds of approximately $78.1 million (after offering expenses). These net proceeds and additional Company funds were used to repay approximately $79.4 million of our outstanding debt under our Old Credit Facility leaving an outstanding balance of approximately $5.0 million under the Term A Loan of our Old Credit Facility. On November 30, 2012, we entered into our New Revolving Credit Facility and borrowed $5.0 million thereunder to repay the debt outstanding under our Old Credit Facility and to pay fees and expenses associated with our New Revolving Credit Facility. As of December 30, 2012, we had $5.0 million of outstanding indebtedness under our New Revolving Credit Facility.

Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our New Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements for our restaurants. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We have entered into operating leases with certain related parties with respect to six of our restaurants and our corporate headquarters. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional information about these operating leases. Currently, operating lease obligations are not reflected as indebtedness on our consolidated balance sheet.

Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors.”

Cash Flows

The following table summarizes the statement of cash flows for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 (amounts in thousands):

	FOR THE YEARS ENDED
	DECEMBER 30, 2012	DECEMBER 25, 2011	DECEMBER 26, 2010
Net cash provided by operating activities	$24,524	$17,203	$11,752
Net cash used in investing activities	(27,246)	(20,682)	(16,646)
Net cash provided by financing activities	5,750	2,969	6,169

Net increase in cash and cash equivalents	3,028	(510)	1,275
Cash and cash equivalents at beginning of year	2,827	3,337	2,062

Cash and cash equivalents at end of period	$5,855	$2,827	$3,337

Operating Activities. Net cash provided by operating activities was $24.5 million in 2012, compared to $17.2 million in 2011 and $11.8 million in 2010. The net cash provided by operating activities increased $7.3 million in 2012, as compared to 2011. This increase was primarily due to an increase in net income of $2.0 million, an increase in accrued liabilities of $1.1 million and an increase in accounts payable of $1.2 million as compared to the prior year and higher non-cash costs of $3.3 million, including a write off of loan origination fees of $1.7 million. The increase in net cash provided by operating activities in 2011, as compared to 2010 was $5.4 million. This increase was primarily due to a $1.7 million increase in lease incentives, as compared to prior year and higher non-cash costs, such as depreciation and amortization and deferred income taxes.

Investing Activities. Net cash used in investing activities was $27.2 million in 2012, $20.7 million in 2011 and $16.6 million in 2010. We used cash primarily to purchase property and equipment and to make leasehold improvements related to our restaurant expansion plans. The fluctuations in net cash used in investing activities for the periods presented is directly related to the number of new restaurants opened and in development during each period. In fiscal 2012, we opened eight new restaurants and, in fiscal years 2011 and 2010, opened eight and six restaurants, respectively.

Financing Activities. Net cash provided by financing activities was $5.8 million in 2012, $3.0 million in 2011 and $6.2 million in 2010. On March 21, 2012, we entered into a credit facility amendment. In connection with the credit facility amendment, we borrowed an additional $25.0 million under our Term A Loan facility. We used the proceeds to (1) repurchase approximately $22.5 million of our common stock and preferred stock on April 6, 2012, (2) pay a $2.0 million termination fee to terminate the advisory agreement with Goode Partners and (3) pay approximately $0.6 million of transaction costs related to the credit facility amendment and the repurchase of shares of our common and preferred stock. Additionally during 2012, we borrowed $4.5 million under our delayed draw Term B Loan to fund new restaurant capital expenditures and to repay $2.3 million outstanding under our revolving credit facility. On July 27, 2012, we closed our IPO of 6,708,332 shares of common stock at $13.00 per share and received net proceeds of approximately $78.1 million (after offering expenses). These net proceeds and additional Company funds were used to repay approximately $79.4 million of our outstanding debt leaving an outstanding balance of approximately $5.0 million under our Old Credit Facility. On November 30, 2012, we entered into our New Revolving

Credit Facility and borrowed $5.0 million thereunder to repay all the debt outstanding under our Old Credit Facility and to pay fees and expenses associated with our New Revolving Credit Facility. Net cash provided by financing activities was $3.0 million in 2011 as compared to $6.2 million in 2010. On May 24, 2011, we replaced our $20.0 million credit facility with Wells Fargo Capital Finance, Inc. (“Wells Fargo Credit Facility”) and $10.0 million credit facility with HBK Investments L.P. (“HBK Credit Facility”) with our Old Credit Facility, a $67.5 million senior secured credit facility with GCI Capital Markets, General Electric Capital Corporation and a syndicate of other financial institutions. Among other things, we used the proceeds from our Old Credit Facility to repay the Wells Fargo Credit Facility and the HBK Credit Facility, to pay a $19.0 million dividend to our stockholders and to pay a $1.0 million special one-time cash bonus to certain members of our management. Net cash provided by financing activities in 2010 was primarily the result of $5.0 million in proceeds from the sale of our series X preferred stock in May 2010 and $0.4 million in proceeds from the sale of our common stock in December 2010 and $0.8 million in borrowings under our long-term debt facilities. For additional information about the sales of our securities during 2010, see Note 13 to our consolidated financial statements.

Capital Expenditures

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

For 2013, we currently estimate capital expenditures will range between $19.1 million and $21.2 million, net of agreed upon tenant improvement allowances and excluding approximately $3.3 million to $3.7 million of restaurant pre-opening costs for new restaurants that are not capitalized. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.1 million each for the opening of eight to nine new restaurants as well as $2.3 million to improve our existing restaurants and for general corporate purposes.

Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our New Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2013.

Short-Term Capital Requirements. Our operations have not required significant working capital and, like many restaurant companies, we generally operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $2.7 million at December 30, 2012, compared to a net working capital deficit of $4.3 million at December 25, 2011.

Initial Public Offering

On July 27, 2012, we completed our IPO of our common stock. We issued 6,708,332 shares, including 874,999 shares sold to the underwriters pursuant to their overallotment option. We received net proceeds from the offering of approximately $78.1 million (after estimated offering expenses). We used the net proceeds with additional Company funds to repay $79.4 million of indebtedness under our Old Credit Facility.

Credit Facilities

On November 30, 2012, we entered into our $25.0 million New Revolving Credit Facility with Wells Fargo Bank, National Association. On the same date, we borrowed $5.0 million under our New Revolving Credit Facility to repay the approximately $5.0 million of debt outstanding under our Old Credit Facility and to pay fees and expenses associated with our New Revolving Credit Facility. In connection with the repayment of the approximately $5.0 million of debt outstanding under our Old Credit Facility, we terminated our Old Credit Facility. As of December 30, 2012 we had $5.0 million of outstanding indebtedness under our New Revolving Credit Facility. Our New Revolving Credit Facility will mature on November 30, 2017.

Under our New Revolving Credit Facility, we may request to increase the size of our New Revolving Credit Facility by up to $25.0 million, in minimum principal amounts of $5.0 million or the remaining amount of the $25.0 million if less than $5.0 million (the “Incremental Revolving Loan”), which Incremental Revolving Loan will be effective after 10 days written notice to the agent. In the event that any of the lenders fund the Incremental Revolving Loan, the terms and provisions of the Incremental Revolving Loan will be the same as under our New Revolving Credit Facility.

Borrowings under the New Revolving Credit Facility generally bear interest at a variable rate based upon our election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on our consolidated total lease adjusted leverage ratio (as defined in the New Revolving Credit Facility agreement). Our New Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on our consolidated total lease adjusted leverage ratio. As of December 30, 2012 our interest rate was 2.1%. The new revolving line of credit also requires compliance with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants.

As of December 30, 2012 we were in compliance with all covenants under our New Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants for the duration of the loan.

On May 24, 2011, we entered into our Old Credit Facility, a $67.5 million senior credit facility with GCI Capital Markets LLC, General Electric Capital Corporation, as syndication agent, and a syndicate of financial institutions and other entities. The Old Credit Facility provided for (a) a revolving credit facility, (b) a Term A Loan, (c) a delayed draw Term B Loan, and (d) an incremental term loan. Except for the incremental term loan, all borrowings under our Old Credit Facility bore interest at a variable rate based on the prime, federal funds or LIBOR rate plus an applicable margin based on our total leverage ratio as defined the Old Credit Facility agreement.

On March 21, 2012, we entered into a credit facility amendment to increase the available amount under our Old Credit Facility from $67.5 million to $92.5 million.

In connection with the completion of our IPO, we repaid $79.4 million of indebtedness related to the amended Old Credit Facility.

Off-Balance Sheet Arrangements

As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 30, 2012, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table summarizes contractual obligations at December 30, 2012 on an actual basis.

	PAYMENT DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Contractual Obligations:
Long-Term Debt Obligations (1)	$5,631,791	$128,500	$257,000	$5,246,291	$—
Operating Lease Obligations (2)	131,475,233	9,275,654	20,627,524	20,111,098	81,460,957
Purchase Obligations (3)	13,562,675	13,562,675	—	—	—

Total	$150,669,699	$22,966,829	$20,884,524	$25,357,389	$81,460,957

(1)

Reflects principal and interest payments on revolver balances and fees on unused revolver commitments under our New Revolving Credit Facility. On November 30, 2012, we entered into our $25,000,000 New Revolving Credit Facility. As of December 30, 2012, $5,000,000 was outstanding. All amounts under our New Revolving Credit Facility are due November 30, 2017.

(2)

Reflects the aggregate minimum lease payments for our restaurant operations and corporate office. Operating lease obligations excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales.

(3)	Includes contractual purchase commitments for the purchase of goods related to system restaurant operations and commitments for construction of new restaurants.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. The following is a description of what we consider to be our most significant critical accounting policies.

Leases. We currently lease all of our restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of our existing leases are classified as operating leases. We record the minimum lease payments for our operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that we obtain control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of a defined amount. We use sales trends to estimate achievement of these defined amounts. We accrue contingent rent expense based on these estimated sales. Our lease costs will change based on the lease terms of our lease renewals as well as leases that we enter into with respect to our new restaurants.

Impairment of Long-Lived Assets. We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. Negative restaurant-level cash flow over the previous 12-month period is considered a potential impairment indicator. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment.

Based on this analysis, if the carrying amount of the assets is less than the estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value. In performing our impairment testing, we forecast our future undiscounted cash flows by looking at recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to estimate future undiscounted cash flows. We compare this cash flow forecast to the asset’s carrying value at the restaurant. If the predicted future undiscounted cash flow does not exceed the long-lived asset’s carrying value, we impair the assets related to that restaurant on a pro-rata basis of the relative carrying values of the long-lived assets.

Continued economic deterioration within our respective markets may adversely impact consumer discretionary spending and may result in lower restaurant sales. Unfavorable fluctuations in our commodity costs, supply costs and labor rates, which may or may not be within our control, may also impact our operating margins. Any of these factors could as a result affect the estimates used in our impairment analysis and require additional impairment tests and charges to earnings. We continue to assess the performance of our restaurants and monitor the need for future impairment. There can be no assurance that future impairment tests will not result in additional charges to earnings.

Goodwill and Other Intangible Assets. Goodwill and indefinite life intangible assets are not amortized but are tested annually on the first day of the fourth quarter, or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.

For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit’s fair value. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference.

Similarly, the impairment evaluation for indefinite life intangible assets includes a comparison of the asset’s carrying value to the asset’s fair value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

At December 30, 2012 none of the Company’s intangible assets or goodwill were impaired.

Income Taxes. Income tax provisions consist of federal and state taxes currently due, plus deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized when management considers the realization of those assets in future periods to be more likely than not. Future taxable income, adjustments in temporary difference, available carryforward periods and changes in tax laws could affect these estimates.

Stock-Based Compensation. Compensation cost for stock options granted is determined based on the fair value of the option at the date of grant and is recognized, net of estimated forfeitures, over the award’s requisite service period on a straight-line basis. We use the Black-Scholes valuation model to determine the fair value of our stock options, which requires assumptions to be made regarding our stock price volatility, the expected life of the award, risk-free interest rate, and expected dividend rates. The volatility assumptions were derived from the volatilities of comparable public restaurant companies. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

One significant factor in determining the fair value of our options, when using the Black-Scholes option pricing model, is the fair value of the common stock underlying those stock options. We were a private company with no active public market for our common stock. Therefore, the fair value of the common stock underlying our stock options when we were a private company was determined by our board of directors, which intended to grant all stock options with an exercise price per share not less than the per share fair value of our common stock underlying those options on the date of grant. We determined the estimated per share fair value of our common stock on a quarterly basis using contemporaneous valuations by our board of directors based upon information available to it at the time of the valuations. The fair value of our common stock before we were a publicly traded company was based on an analysis of relevant metrics, including the following:

■	the rights, privileges and preferences of our convertible preferred stock;

■	our operating and financial performance;

■	the hiring of key personnel;

■	the risks inherent in the development and expansion of our restaurants;

■	the fact that the option grants involve illiquid securities in a private company;

■	the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company; and

■	an estimated enterprise value determined by applying a consistent multiple to our earnings before interest, taxes, depreciation and amortization, or EBITDA.

In addition, our board of directors obtained periodic contemporaneous valuation studies from an independent third-party valuation firm. In performing its valuation analysis, the valuation firm engaged in discussions with management, analyzed historical and forecasted financial statements and reviewed our corporate documents. In addition, these valuation studies were based on a number of assumptions, including industry, general economic, market and other conditions that could reasonably be evaluated at the time of the valuation. Third-party valuations were performed on each of December 31, 2010, June 30, 2011, September 30, 2011 and December 31, 2011 using generally accepted valuation methodologies.

Since becoming a publicly traded company, our board of directors determines the fair value of our common stock underlying the options based on the market price as quoted by the Nasdaq Global Select Market.

From June 27, 2010 through December 30, 2012, we granted 54,596 options to purchase shares of common stock on January 1, 2011 at an exercise price of $10.84, which was equal to the estimated fair value of our underlying common stock at that date, and on April 10, 2012, we also granted options to purchase up to 48,938, 7,250 and 7,609 options to purchase shares of common stock, to Jon Howie, our Chief Financial Officer, Ira Zecher, a member of our board of directors, and certain key employees, respectively, under the Amended and Restated 2006 Stock Option Plan. Additionally, on September 4, 2012, we issued options to purchase up to 7,250 shares of common stock to each of our new board members, Starlette Johnson and Saed Mohseni, as well as options to purchase up to 10,000 shares to certain key employees under our 2012 Omnibus Equity Incentive Plan.

Based upon a price of $22.43 per share, the closing price of our common stock on December 28, 2012 (the last trading day of our fiscal year), the aggregate intrinsic value of stock options outstanding as of December 30, 2012 was approximately $18.1 million, of which approximately $15.9 million related to vested stock options and approximately $2.2 million related to unvested stock options.

Recent Pronouncements

Effective October 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2012-02 “Testing Indefinite Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies how entities test indefinite-lived intangible assets for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The adoption of ASU 2012-02 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Inflation

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant customers. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant operations.

Many of our restaurant staff members are paid hourly rates related to the federal minimum wage. In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in two phases, beginning in fiscal 2007 and concluding in fiscal 2009. In addition, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect in fiscal 2010. Certain operating costs, such as taxes, insurance and other outside services increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns. A majority of the leases for our restaurants provide for contingent rent obligations based on a percentage of revenue. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

ITEM 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our New Revolving Credit Facility that we entered into in November 2012. All outstanding indebtedness under our New Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our New Revolving Credit Facility would result in a change of $12,500 to our interest expense on an annual basis.

Commodity Price Risk

We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including produce, chicken, beef and cheese, these fluctuations can materially impact our food and beverage costs. While we have taken steps to enter into long term agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control.

Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, we cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our customers through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in our food product prices at this time.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, notes thereto and the report of McGladrey LLP, our independent registered public accounting firm, are set forth beginning on page F-1 hereto and are incorporated herein by reference.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-l5(f) of the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers as of December 30, 2012:

NAMES	AGE	POSITIONS
Steve Hislop	53	Director, President and Chief Executive Officer
Jon Howie	45	Chief Financial Officer
Sharon Russell	57	Secretary and Chief Administrative Officer
Frank Biller	56	Vice President of Operations, Southeast Region
Michael Hatcher	52	Vice President of Real Estate and Development
Ted Zapp	61	Vice President of Operations
Jose Ferreira, Jr.	56	Chairman of the Board, Director (1), (2)
Starlette Johnson	49	Director (2), (3)
Saed Mohseni	50	Director (3)
David Oddi	43	Director
Michael Stanley	30	Director
Mike Young	63	Director (2)
John Zapp	60	Director (2)
Ira Zecher	60	Director (1), (3)

(1)	Member of compensation committee.
(2)	Member of nominating and corporate governance committee.
(3)	Member of audit committee.

Executive Officers Biographies

Steve Hislop has served as President, Chief Executive Officer and a member of our board of directors since July 2007. From July 2006 through June 2007, Steve was President and Chief Executive Officer of Sam Seltzer Steak House. Prior to that, Steve served as the Concept President and a member of the board of directors of O’Charley’s Restaurants for 18 years where he helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants. We have concluded that Steve should serve on our board based upon his operational expertise, knowledge of the restaurant industry and leadership experience.

Jon Howie has served as our Chief Financial Officer since August 2011. From March 2007 to July 2011, Jon served as the Chief Financial Officer of Del Frisco’s Restaurant Group, LLC. Prior to that, he served 5 years as Controller and was then promoted to Chief Accounting Officer of the Lone Star Steakhouse & Saloon, Inc. Jon is a certified public accountant and prior to joining Lone Star Steakhouse & Saloon, Inc. was employed as an audit senior manager with Grant Thornton, LLP for one year and held various audit positions, including audit senior manager, at Ernst & Young LLP for ten years. At Grant Thornton and Ernst and Young, he served as an accounting and business advisor to both private and public companies and advised a number of these companies in conjunction with their initial and secondary public offerings.

Sharon Russell has served as our Secretary and Chief Administrative Officer since August 2011. Prior to becoming our Chief Administrative Officer, she supervised our accounting department from 1987 to 2006 and served as our Chief Financial Officer from 2006 to August 2011.

Frank Biller has served as our Vice President of Operations for the Southeast Region since July 2008. Prior to joining us, Frank spent 18 years as the Vice President of Operations for O’Charley’s Restaurants with overall responsibility for 240 restaurants in 19 states.

Michael Hatcher has served as our Vice President of Real Estate and Development since November 2009. Michael joined Chuy’s as a restaurant manager in 1987 and was promoted to General Manager from 1989 to 2002. He was Director of Purchasing and Real Estate from 2002 to 2009.

Ted Zapp has served as our Vice President of Operations since November 2006. Ted has worked with us for almost 30 years. He worked in restaurant operations as a General Manager from 1992 to 1996 and was promoted to Operations Supervisor from 1996 to 2003. He was promoted to Director of Operations from 2003 to 2006 before assuming his current position. Ted Zapp is the brother of John Zapp, a member of our board.

Director Biographies

Jose (“Joe”) Ferreira, Jr. has served as Chairman of our board and as Treasurer of the Company since November 2006. Joe is a co-founder, partner and managing member of Goode Partners. Joe is also a member of Goode Investors I, LLC, which is the general partner of Goode Chuy’s Holdings, LLC. Prior to the founding of Goode Partners, Joe founded and was President and Chief Executive Officer of Woodclyffe Group, an international business consulting and interim management firm. Prior to founding the Woodclyffe Group in 2001, Joe was Co-Chief Operating Officer, President of International and a member of the board of directors of Avon Products Inc., where he worked for over 20 years. Joe has served on the board of directors of various companies, public and private, and currently sits on the board of directors of Rosa Mexicano, Bowlmor Lanes and Princess House. Joe holds a B.S. from Central Connecticut State University and an M.B.A. from Fordham University. We have concluded that Joe should serve on our board based upon his experience as an executive, investor and board member of other companies.

Starlette Johnson, has served as a member of our board since September 2012. Starlette most recently served as President and Chief Operating Officer, as well as a Director, of Dave & Buster’s, Inc. from 2007 to 2010. Starlette joined Dave & Buster’s as Chief Strategic Officer in 2006. Prior to joining Dave & Buster’s, Starlette worked at Brinker International, where she held positions of increasing responsibility, including serving as the Executive Vice President and Chief Strategic Officer. Starlette is a member of the Board of Directors and serves on the Audit Committee and the Nominating/Governance Committee for Tuesday Morning, Inc. She also serves on the Advisory Board for the Hospitality & Tourism Program at Virginia Tech and is also a member of the International Women’s Foundation. Starlette received a B.S. in Finance from Virginia Tech and an M.B.A. from Duke University. We have concluded that Starlette should serve on our board based upon her experience as an executive and board member and her knowledge of the restaurant industry.

Saed Mohseni, has served as a member of our board since September 2012. Saed currently serves as the President and Chief Executive Officer of Bravo Brio Restaurant Group, Inc., the owner and operator of BRAVO! Cucina Italiana and BRIO Tuscan Grille. He was recruited to the Chief Executive Officer position in 2007, assumed the additional role of President in 2009 and led the company through the IPO process in 2010. Additionally, Saed has served as a director of Bravo Brio Restaurant Group, Inc. since 2006. Prior to joining Bravo Brio, Saed worked at McCormick & Schmick for 21 years, where he held positions of increasing responsibility, including serving as a Director from 2004 to 2007 and as Chief Executive Officer from 2000 to 2007. Saed attended Portland State University and Oregon State University. We have concluded that Saed should serve on our board based upon his experience as an executive and board member and his knowledge of the restaurant industry.

David Oddi has served as a member of our board and as President and Secretary of the Company since November 2006. David is a co-founder, partner and managing member of our Sponsor. David is also a member of Goode Investors I, LLC, which is the general partner of Goode Chuy’s Holdings. Additionally, David is a Vice President of Chuy’s Opco, Inc. and the Manager of Chuy’s Services LLC

(our wholly owned subsidiary). Prior to the founding of Goode Partners, David was a partner of Saunders Karp & Megrue, a private equity firm. David previously served as an analyst in the leveraged finance group of Salomon Brothers. David has served on the board of directors of various companies, public and private, and currently sits on the board of All Saints, Bowlmor Lanes, Intermix and Luxury Optical Holdings. David holds a B.S. from the Wharton School at the University of Pennsylvania. We have concluded that David should serve on our board based upon his experience as an investor and board member of other companies.

Michael Stanley has served as a member of our board since May 2011. Michael was promoted from associate to Vice President of Goode Partners in January 2011. Prior to working at Goode Partners, Michael worked as an analyst at Wachovia Securities. Michael currently sits on the board of directors of Rosa Mexicano and is a board observer of Bowlmor Lanes. We have concluded that Michael should serve on our board based upon his experience as an investor and his intimate knowledge of our operations.

Michael Young, one of our founders, has served as a member of our board since November 2006. We have concluded that Michael should serve on our board based upon his experience as an investor and operator of restaurant businesses as well as his intimate knowledge of our operations and culture.

John Zapp, one of our founders, has served as a member of our board since November 2006. We have concluded that John should serve on our board based upon his experience as an investor and operator of restaurant businesses as well as his intimate knowledge of our operations and culture. John Zapp is the brother of Ted Zapp, our Vice President of Operations.

Ira Zecher, has served as a member of our board since June 2011. Ira has been a professor at Rutgers University in the Graduate program since September 2010. From 1974 through December 2010, Ira was employed by Ernst & Young LLP, a registered public accounting firm, retiring as a partner. Previously, he was a senior transaction advisory services partner and Far East private equity leader for Ernst & Young LLP, where he advised clients on mergers and acquisitions across a broad range of industries. Prior to joining the transaction advisory services group, Ira provided accounting, audit and business-advisory services to both public and private clients for Ernst & Young LLP since 1974. He received his Bachelor’s degree from Queens College. He is also a certified public accountant, a member of the American Institute of Certified Public Accountants (AICPA) and the New York State Society of Certified Public Accountants. We have concluded that Ira should serve on our board based upon his extensive professional accounting and financial expertise, which allow him to provide key contributions to the Board on financial, accounting, corporate governance and strategic matters.

Board of Directors

Our board of directors currently consists of nine directors. Except for Ira Zecher, Starlette Johnson and Saed Mohseni, our directors were elected as directors pursuant to our stockholders agreement. The provisions of the agreement regarding the right of certain of our stockholders to nominate and elect members of the board terminated upon the consummation of our IPO. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.” We are actively searching for additional independent board members.

In connection with our IPO, our bylaws were amended and restated to provide that the authorized number of directors may be changed only by resolution of the board of directors, and our amended and restated certificate of incorporation divided our board into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election or until their earlier death, resignation or removal.

Our amended and restated certificate of incorporation provides that directors may only be removed for cause. To remove a director for cause, 66 2/3% of the voting power of the outstanding voting stock must vote as a single class to remove the director at an annual or special meeting. The certificate also provides that, if a director is removed or if a vacancy occurs due to either an increase in the size of the board or the death, resignation, disqualification or other cause, the vacancy will be filled solely by the affirmative vote of a majority of the remaining directors then in office, even if less than a quorum remain.

This classification of the board of directors, together with the ability of the stockholders to remove our directors only for cause and the inability of stockholders to call special meetings, may have the effect of delaying or preventing a change in control or management.

Director Independence and Former Controlled Company Status

Our board of directors will review at least annually the independence of each director. During these reviews, the board will consider transactions and relationships between each director (and his or her immediate family and affiliates) and our company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director is independent. This review will be based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Our board of directors has determined that each of Ira Zecher, Starlette Johnson and Saed Mohseni are independent. As required by the Nasdaq Global Select Market, our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present. We intend to comply with future governance requirements to the extent they become applicable to us.

On January 30, 2013, certain of our stockholders sold shares of our common stock in a registered public offering. Following the completion of the secondary offering, we are no longer able to avail ourselves of the controlled company exception under the Nasdaq Marketplace Rules. Accordingly, we are required to have a majority of independent directors on our board of directors and a compensation committee and nominating and corporate governance committee composed entirely of independent directors as defined under the Nasdaq Marketplace Rules, subject to a phase-in period of one year following the loss of our controlled company status. Under the Nasdaq listing requirements, a company that ceases to be a controlled company must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees on the following phase-in schedule: (1) one independent committee member at the time it ceases to be a controlled company, (2) a majority of independent committee members within 90 days of the date it ceases to be a controlled company and (3) all independent committee members within one year of the date it ceases to be a controlled company. Additionally, the Nasdaq listing requirements provide a 12-month phase-in period from the date a company ceases to be a controlled company to comply with the majority independent board requirement. The loss of our controlled company status does not modify the independence requirements for the audit committee under the phase-in period following our IPO.

We intend to continue our compliance with the phase-in requirements of Sarbanes-Oxley and the Nasdaq Marketplace Rules, which require our audit committee be composed of at least three members, each of whom is required to be independent, by July 24, 2013. We currently are in compliance with the audit committee phase-in requirements and have a fully independent audit committee. Ira Zecher, Starlette Johnson and Saed Mohseni serve on our audit committee and are independent. We have one independent director on each of our compensation committee and nominating and corporate governance committee, and by April 30, 2013, we intend to have a majority of the members be independent on the compensation committee and nominating and corporate governance committee. Our board of directors intends to take all action necessary to continue to comply with the Nasdaq Marketplace Rules with respect to our compensation committee and nominating and corporate governance committee, subject to the permitted phase-in period, and to continue our compliance with the requirements of Sarbanes-Oxley and the Nasdaq Marketplace Rules with respect to our audit committee.

Corporate Governance

We believe that good corporate governance is important to ensure that, as a public company, we will be managed for the long-term benefit of our stockholders. We and our board of directors have been reviewing the corporate governance policies and practices of other public companies, as well as those suggested by various authorities in corporate governance. We have also considered the provisions of the Sarbanes-Oxley Act and the rules of the SEC and the Nasdaq Global Select Market.

Based on this review, we have established and adopted, charters for the audit committee, compensation committee and nominating and corporate governance committee, as well as a code of business conduct and ethics applicable to all of our directors, officers and employees.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee is a standing committee of our board of directors. The functions of our audit committee include:

■	appointing and determining the compensation for our independent auditors;
■	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls; and
■	reviewing and overseeing our independent registered public accounting firm.

Our audit committee currently consists of Ira Zecher, Starlette Johnson and Saed Mohseni, with Ira Zecher serving as chairman. The SEC and the Nasdaq Marketplace rules required us to have one independent audit committee member upon the listing of our common stock on the Nasdaq Global Select Market, and a majority of independent audit committee members within 90 days from the date of listing. We also are required to have all independent audit committee members within one year from the date of our original listing. Currently, all of our audit committee members are independent. We are also required to have at least one audit committee financial expert. Our board of directors has determined that Ira Zecher is an audit committee financial expert.

Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website.

Compensation Committee

Our compensation committee is a standing committee of our board of directors. The compensation committee’s functions include:

■	reviewing and recommending to our board of directors the salaries and benefits for our executive officers;
■	recommending overall employee compensation policies; and
■	administering our equity compensation plans.

Our compensation committee currently consists of Joe Ferreira and Ira Zecher, with Joe Ferreira serving as chairman. We are no longer able to avail ourselves of the controlled company exception under the Nasdaq Marketplace Rules. As a result, we are required to have a compensation committee composed entirely of independent directors as defined under the Nasdaq Marketplace Rules, subject to a phase-in period. As part of the phase-in requirements, the Nasdaq Marketplace Rules required that this committee have at least one independent director at the time of completion of the secondary offering and a majority of independent directors by April 30, 2013. Mr. Zecher serves on our compensation committee and is an independent director. Our board of directors intends to take all action necessary to comply with the Nasdaq Marketplace Rules with respect to our compensation committee, subject to the permitted phase-in period.

Our board of directors has adopted a written charter under which the compensation committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is a standing committee of our board of directors. The functions of our nominating and corporate governance committee include:

■	identifying individuals qualified to serve as members of our board of directors;
■	recommending to our board nominees for our annual meetings of stockholders;
■	evaluating our board’s performance;
■	developing and recommending to our board corporate governance guidelines; and
■	providing oversight with respect to corporate governance and ethical conduct.

Our nominating and corporate governance committee consists of Joe Ferreira, Mike Young, Starlette Johnson and John Zapp, with John Zapp serving as the committee chairman. We are no longer able to avail ourselves of the controlled company exception under the Nasdaq Marketplace Rules. As a result, we are required to have a nominating and corporate governance committee composed entirely of independent directors as defined under the Nasdaq Marketplace Rules, subject to a phase-in period. As part of the phase-in requirements, the Nasdaq Marketplace Rules required that this committee have at least one independent director at the time of completion of the secondary offering and a majority of independent directors by April 30, 2013. Starlette Johnson serves on our nominating and corporate governance committee and is an independent director. Our board of directors will take all action necessary to comply with the Nasdaq Marketplace Rules with respect to our nominating and corporate governance committee, subject to the permitted phase-in period.

Our board of directors has adopted a written charter under which the nominating and corporate governance committee will operate. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A current copy of the code is posted on our website, which is located at www.chuys.com. Any amendments to our code of conduct will be disclosed on our Internet website promptly following the date of such amendment or waiver.

Board Leadership Structure and Board’s Role in Risk Oversight

Joe Ferreira, a non-employee, serves as Non-Executive Chairman of our board of directors. We support separating the position of Chief Executive Officer and Chairman to allow our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman to lead our board of directors in its fundamental role of providing advice to, and oversight of, management. Our board of directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as our board of directors’ oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the non-management directors in the oversight of our company and establishing priorities and procedures for the work of our board of directors.

While our amended and restated bylaws do not require that our Chairman and Chief Executive Officer positions be separate, our board of directors believes that having separate positions and having a non-employee director serve as Chairman is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent with every business and we face a number of risks as outlined in Item 1a. “Risk Factors”. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through our audit committee, is responsible for overseeing our management and operations, including overseeing its risk assessment and risk management functions. Our board of directors has delegated responsibility for reviewing our policies with respect to risk assessment and risk management to our audit committee through its charter. Our board of directors has determined that this oversight responsibility can be most efficiently performed by our audit committee as part of its overall responsibility for providing independent, objective oversight with respect to our accounting and financial reporting functions, internal and external audit functions and systems of internal controls over financial reporting and legal, ethical and regulatory compliance. Our audit committee will regularly report to our board of directors with respect to its oversight of these areas.

Limitations of Liability and Indemnification of Directors and Officers

We are incorporated under the laws of the State of Delaware. Section 145 of the Delaware General Corporation Law (“DGCL”) provides that a Delaware corporation may indemnify any persons who are, or are threatened to be made, parties to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of such corporation), by reason of the fact that such person was an officer, director, employee or agent of such corporation, or is or was serving at the request of such person as an officer, director, employee or agent of another corporation or enterprise. The indemnity may include expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding, provided that such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the corporation’s best interests and, with respect to any criminal action or proceeding, had no reasonable cause to believe that his or her conduct was illegal. A Delaware corporation may indemnify any persons who are, or are threatened to be made, a party to any threatened, pending or completed action or suit by or in the right of the corporation by reason of the fact that such person was a director, officer, employee or agent of such corporation, or is or was serving at the request of such corporation as a director, officer, employee or agent of another corporation or enterprise. The indemnity may include expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit provided such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the corporation’s best interests except that no indemnification is permitted without judicial approval if the officer or director is adjudged to be liable to the corporation. Where an officer or director is successful on the merits or otherwise in the defense of any action referred to above, the corporation must indemnify him or her against the expenses that such officer or director has actually and reasonably incurred. Our certificate of incorporation and our bylaws provide for the indemnification of our directors and officers to the fullest extent permitted under the DGCL.

Section 102(b)(7) of the DGCL permits a corporation to provide in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duties as a director, except for liability for any:

■	transaction from which the director derives an improper personal benefit;

■	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
■	unlawful payment of dividends or redemption of shares; or
■	breach of a director’s duty of loyalty to the corporation or its stockholders.

Our certificate of incorporation and bylaws include such a provision. Expenses incurred by any officer or director in defending any such action, suit or proceeding in advance of its final disposition shall be paid by us upon delivery to us of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified by us.

Section 174 of the DGCL provides, among other things, that a director who willfully or negligently approves of an unlawful payment of dividends or an unlawful stock purchase or redemption may be held liable for such actions. A director who was either absent when the unlawful actions were approved, or dissented at the time, may avoid liability by causing his or her dissent to such actions to be entered in the books containing minutes of the meetings of the board of directors at the time such action occurred or immediately after such absent director receives notice of the unlawful acts.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of its equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were in compliance with Section 16(a), except that Mr. Hatcher was late in filing one required report on Form 4 relating to one transaction and Mrs. Russell was late in filing one required report on Form 4 related to two transactions.

ITEM 11:    EXECUTIVE COMPENSATION

Introduction

This compensation discussion provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our chief executive officer, chief financial officer and our three other highest paid executive officers during fiscal year 2012 (collectively, the “named executive officers”), as presented in the tables which follow this discussion. This discussion contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Objective of Compensation Policy

The objective of our compensation policy is to provide a total compensation package to each named executive officer that will enable us to:

■	attract, motivate and retain outstanding individuals;
■	reward named executive officers for performance; and
■	align the financial interests of each named executive officer with the interests of our stockholders to encourage each named executive officer to contribute to our long-term performance and success.

Overall, our compensation program is designed to reward both individual and company performance. A significant portion of each of our named executive officers’ annual compensation is comprised of discretionary and performance-based bonuses. While we have not used significant amounts of equity-based compensation in the past, we intend to increase our use of long-term incentives to reward long-term company and individual performance and to promote retention through delayed vesting of awards.

Administration

Since our acquisition by Goode Partners in 2006, our board of directors has administered and determined overall compensation for our named executive officers. Under our stockholders agreement, Goode Partners has appointed a majority of the board of directors since 2006. While these rights terminated upon consummation of our IPO, Goode Partners has held a majority of the voting power over our common stock since the IPO. However, Goode Partners no longer holds a majority of the voting power over our common stock and, as a result, we are no longer able to avail ourselves of the controlled company exception under the Nasdaq Marketplace Rules and will be required to have an independent compensation committee determine our named executive officers’ compensation, subject to the permitted phase-in period. Additionally, after we become subject to Section 162(m) of the Internal Revenue Code (the “Code”), we intend to appoint at least two independent directors to our compensation committee who each qualify as outside directors to the extent necessary to maintain the deductibility of compensation we pay.

Our compensation committee oversees our executive compensation program and is responsible for approving the nature and amount of the compensation paid to, and any employment and related agreements entered into with our named executive officers. The committee also administers our equity compensation plans and awards.

Process for Setting Total Compensation

In the past, at the first meeting of each new fiscal year, our board of directors has set annual base salaries, determined the amount of discretionary and performance-based bonuses for the prior year and set performance criteria for our performance-based bonuses for the following year. In making these compensation decisions, our board of directors has considered the recommendations of our chief executive officer, particularly with respect to the performance of our named executive officers.

When hiring named executive officers, our board of directors has set their compensation based on the individuals position and responsibilities and their compensation package at their previous company. At the time of hire, we have granted equity awards to new executives at a level that the board of directors believes is appropriate to motivate that named executive officer to accomplish the individual goals for their position as well as our company objectives. For new named executive officers, bonuses are pro rated based on the portion of the year during which the executive was employed by us.

During its annual review process, our board of directors has set compensation for each named executive officer at a level we believe is appropriate considering each named executive officer’s annual review, level of responsibility, the awards and compensation paid to the named executive officer in past years and progress toward or attainment of previously set personal and corporate goals and objectives, including attainment of financial performance goals and such other factors as the board has deemed appropriate and in our best interests and the best interests of our stockholders. The board has given different weight at different times to different factors for each named executive officer. Our performance criteria are discussed more fully below under the heading “—Bonus Compensation—Performance-Based Bonus.” Other than with respect to our performance-based bonuses, the board has not relied on predetermined formulas or a limited set of criteria when it evaluates the performance of our named executive officers.

Our compensation committee undertakes the same process as our board of directors has in the past. Our chief executive officer will continue to provide recommendations to our compensation committee with respect to salary adjustments, discretionary and performance-based bonus targets and awards and equity incentive awards for the named executive officers that report to him. Our compensation committee will meet with our chief executive officer at least annually to discuss and review his recommendations for compensation of our executive officers, excluding himself. When making individual compensation decisions for our named executive officers, the compensation committee will take many factors into account, including the officer’s experience, responsibilities, management abilities and job performance, our performance as a whole, current market conditions and competitive pay levels for similar positions at comparable companies. These factors will be considered by the compensation committee in a subjective manner without any specific formula or weighting.

Our compensation committee is considering engaging a compensation consultant to assist the committee in evaluating its executive compensation program.

Elements of Compensation

Our compensation program for named executive officers consists of the following elements of compensation, each described in greater depth below:

■	Base salaries.
■	Discretionary and performance-based bonuses.
■	Equity-based incentive compensation.
■	Severance and change-in-control benefits.
■	Perquisites.
■	General benefits.
■	Employment agreements.

We may, from time to time, enter into written agreements to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter. We consider entering into these agreements when it serves as a meaningful recruitment and retention mechanism. We currently have employment agreements in place with Messrs. Hislop, Howie, Biller, Hatcher and Zapp and Mrs. Russell. See Item 11. “Executive Compensation—Employment Agreements” for additional information regarding our executive officer’s employment agreements.

Base Salary

NAME	2012 SALARY($) (1)
Steve Hislop	395,000
Jon Howie	250,000
Sharon Russell	180,000
Frank Biller	170,000
Michael Hatcher	160,000
Ted Zapp	180,000

(1)	Represents each officer’s annual base salary assuming service with us for the entire fiscal year.

We pay base salaries to attract, recruit and retain qualified employees. Our compensation committee will review and set base salaries of our named executive officers annually. These salary levels are and will continue to be set based on the named executive officer’s experience and performance with previous employers and negotiations with individual named executive officers. The compensation committee may increase base salaries each year based on its subjective assessment of our company’s and the individual executive officer’s performance and each named executive officer’s experience, length of service and changes in responsibilities. The weight given such factors by the compensation committee may vary from one named executive officer to another.

In the first quarter of 2012, our named executive officers received an average pay increase of approximately 6%. The board determined that these raises were appropriate in light of company and individual performance, increases in individual responsibilities and the role of salary in our named executive officers’ compensation package.

Bonus Compensation

	PERFORMANCE-BASED BONUS
NAME	DISCRETIONARY AWARD ($)	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	1,000	—	197,500	395,000	395,000
Jon Howie	1,000	—	125,000	250,000	250,000
Sharon Russell	1,000	—	54,000	108,000	108,000
Frank Biller	1,000	—	51,000	102,000	102,000
Michael Hatcher	1,000	—	48,000	96,000	96,000
Ted Zapp	1,000	—	54,000	108,000	108,000

Performance-Based Bonus

In line with our strategy of rewarding performance, our executive compensation program includes performance-based bonuses to named executive officers. Our board of directors has and our compensation committee intends to continue to establish annual target performance-based bonuses for each named executive officer during the first quarter of the year.

The target and maximum performance-based bonuses have been set at levels our board of directors believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2012, the target and maximum performance-based bonus that each named executive officer could receive were set at 50% and 100%, respectively, of our Chief Executive Officer’s and Chief Financial Officer’s annual base salary and 30% and 60%, respectively, of our other named executive officers’ annual base salaries. No bonus is paid if actual Company Adjusted EBITDA is 95% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 95% of budget Company Adjusted EBITDA, the plan provides that we will pay a bonus based on where performance falls on a linear basis between 95% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the board retained its discretion to adjust the amount paid under the plan based on individual and company circumstances. Our performance-based bonuses are determined based 80% on Company Adjusted EBITDA (as discussed below) and 20% on performance with respect to individual goals, such as improving or maintaining compliance with procedures, reporting and training goals.

If our budget Company Adjusted EBITDA is achieved, each individual will earn 80% of their target bonus. The remaining 20% of target bonus is determined based on the extent to which each named executive officer achieves two to four individual goals for the year.

The Company Adjusted EBITDA portion of this bonus is determined based primarily on the extent to which we achieve our budget Company Adjusted EBITDA goal. Company Adjusted EBITDA is our earnings before interest, taxes, depreciation and amortization plus any loss on sales of asset (less any gain on a sale of assets); banking amendment and legal fees; stock-based compensation; restaurant pre-opening costs; management fees; reimbursable board of directors fees; interest income; and certain non-cash adjustments. For each 1.0% that actual Company Adjusted EBITDA is above or below budget Company Adjusted EBITDA, the percentage of the target they receive will increase by 10% or decrease by 20%, respectively, of the Company Adjusted EBITDA portion of their target bonus. For example, if actual Company Adjusted EBITDA is 1% above budget Company Adjusted EBITDA, the named executive officers will receive 1.1 times 80% of their target bonus. The maximum a named executive officer may receive for Company Adjusted EBITDA performance is 2.0 times 80% of their target bonus. We use our Company Adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue, net income and cash flows from operations, to assess our historical and prospective operating performance and to enhance our understanding of our core operating performance. We also use our Company Adjusted EBITDA internally to evaluate the performance of our personnel and also as a benchmark to evaluate our operating performance or compare our performance to that of our competitors. The use of our Company Adjusted EBITDA as a performance measure permits a comparative assessment of our operating performance relative to our performance based on our GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. For the portion of the performance-based bonus that is based on the extent of the achievement of company and individual goals, our board has determined the percentage of the goals that were achieved and multiplies that percentage by the amount of the bonus based on those metrics. The compensation committee determined that all the named executive officers were to receive the maximum payout based on the achievement of Company and individual performance goals and the additional effort required by the named executive officers during 2012 to run the business and complete a refinancing transaction, an initial public offering and begin work on a secondary offering. That bonus amount is then multiplied by the multiplier applied to the Company Adjusted EBITDA portion of the bonus.

Target, maximum and actual performance-based bonuses for 2012 for each of the named executive officers are shown in the table above and in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Prior to the consummation of our IPO, we adopted a new cash bonus plan, which complies with Section 162(m) of the Code.

Discretionary Bonus

While our board of directors has not and our committee does not intend to regularly pay discretionary bonuses, during consideration of compensation for 2011 performance, our board of directors determined to award discretionary bonuses based on each named executive officer’s performance and accomplishments during the year. Historically, each of our named executive officers has also received a $1,000 holiday bonus each December. The discretionary bonuses awarded to our named executive officers in 2012 are set forth in the table above.

In June 2011, we paid a special one-time cash bonus to management that at the time of the bonus held vested options. We granted this bonus in connection with entering into our Old Credit Facility to incentivize them to consummate the refinancing and continue to pursue our performance objectives.

Equity Compensation

We pay equity-based compensation to our named executive officers because it links our long-term results achieved for our stockholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in our long-term success.

Historically, we have granted equity awards to our named executive officers in conjunction with significant transactions and in conjunction with a named executive officer’s initial hire or promotion to an executive position. We have provided this equity compensation to reward performance as well as to promote retention through delayed vesting. We believe that by weighting total compensation in favor of discretionary and performance-based bonuses, we have appropriately rewarded individual achievement while at the same time providing incentives to promote company performance. In the future, we plan to increase our use of long-term equity incentives, particularly through grants of stock options under our 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), to further align the interests of our executives with those of stockholders. In addition to stock options, the 2012 Plan provides for the issuance of share appreciation rights, restricted shares, deferred shares, performance shares and other share based awards. In the future, we may consider granting other forms of equity to our named executive officers. For additional information regarding our 2012 Plan, see “—2012 Omnibus Equity Incentive Plan.”

During 2010, we granted Michael Hatcher stock options for the purchase of up to 16,312 shares of our common stock in connection with his promotion to Vice President of Real Estate Development and to bring his compensation in line with the compensation of our other named executive officers.

We adopted the 2012 Plan as insufficient shares were available under the 2006 Stock Option Plan (the “2006 Plan”), which was adopted in November 2006, in order to provide an incentive to employees selected by the board of directors for participation. In conjunction with our reverse stock split and in accordance with the 2006 Plan, we adjusted the exercise price of and the number of shares subject to our outstanding equity awards to reflect the 2.7585470602469:1 reverse stock split. In connection with the adoption of the 2012 Plan, we terminated the 2006 Plan, and no further awards will be granted under the 2006 Plan. The termination of the 2006 Plan will not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan.

Options granted after 2006 held by each of the named executive officers (and certain of our other salaried employees) ordinarily vest ratably over a period of five years, subject to the applicable named executive officer remaining employed through each vesting date. The equity awards granted to our named executive officers in 2006 vest with respect to 60%, 20% and 20% of the shares subject to the awards on the third, fourth and fifth anniversaries, respectively, of the date of grant of the awards. We believe that the delayed vesting terms promote retention.

We will make grants of stock options to the current named executive officers and other employees under the 2012 Plan. We will make these grants to the current named executive officers and other employees because we believe that we should provide our employees an opportunity to share in our success provided they continue to contribute to our success.

Severance and Transaction-Based Benefits

We currently have employment agreements in place with Messrs. Hislop, Howie, Biller, Hatcher and Zapp and Mrs. Russell that provide termination or severance benefits. We agreed to pay termination or severance benefits in the event of an executive’s termination by us without cause as a retention incentive and, in Mr. Howie’s case, as a recruitment incentive. We believe this level of severance benefit provides our executives with the assurance of security if their employment is terminated for reasons beyond their control. For additional information on the severance benefits provided under the employment agreements with our executive officers see “—Employment Agreements.”

In the event of a termination of one of our named executive officers that does not have an agreement with us regarding termination or severance, any termination or severance benefits would be determined on a case-by-case basis.

Upon a change in control, our named executive officers’ equity awards granted under the 2006 Plan would vest.

The amount each named executive would be entitled to receive in the event of a termination is reported below under the heading “—Potential Payments upon Termination or Change in Control.”

Perquisites

In 2012, we provided complimentary dining as a personal-benefit perquisite to named executive officers. The aggregate incremental cost to us of the perquisites received by each of the named executive officers in 2012 did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.

General Benefits

We provide a limited number of personal benefits to our named executive officers. Our named executive officers participate in our health and benefit plans, and are entitled to vacation and paid time off based on our general vacation policies.

The following are standard benefits offered to all of our eligible employees, including the named executive officers.

Retirement Benefits. We maintain a tax-qualified 401(k) savings plan. Employees are eligible after one year of service and may defer up to the maximum amount allowable by the IRS.

Medical, Dental, Life Insurance and Disability Coverage. Active employee benefits such as medical, dental, life insurance and disability coverage are available to all eligible employees, including our named executive officers.

Moving Costs. We will reimburse out-of-pocket moving expenses for eligible executive officers in conjunction with their hiring.

Other Paid Time Off Benefits. We also provide vacation and other paid holidays to all employees, including the named executive officers, which we believe are appropriate for a company of our size and in our industry.

Employment Agreements

We entered into employment agreements with Messrs. Hislop, Howie, Biller, Hatcher and Zapp and Mrs. Russell. The employment agreements do not provide for a fixed term.

The employment agreements provide that Messrs. Hislop, Howie, Biller, Hatcher, Zapp and Mrs. Russell, will receive an annual base salary of at least $366,608, $250,000, $162,692, $149,205, $167,094 and $167,094, respectively. Mr. Hislop and Mr. Howie are each eligible to receive a target annual bonus of 50% of their annual base salary, based upon the achievement of goals and objectives determined by our Compensation Committee with a minimum and maximum bonus of 0% and 100% of their annual base salary, respectively. Messrs. Biller, Hatcher and Zapp and Mrs. Russell are each eligible to receive a target annual bonus of 30% of their annual base salary, based upon the achievement of goals and objectives determined by our Compensation Committee with a minimum and maximum bonus of 0% and 60% of their annual base salary respectively. The employment agreements provide that each executive will be eligible to participate in employee plans, including 401(k), medical and dental plans, made available to our other senior executives generally.

Mr. Howie’s employment agreement entitled him to receive an option to purchase up to 48,938 shares of the Company’s common stock. In satisfaction of this provision of Mr. Howie’s employment agreement, on April 10, 2012, we granted Mr. Howie an option to purchase up to 48,938 shares of the Company’s common stock. In addition, in connection with his employment agreement, Mr. Howie purchased 8,489 shares of the Company’s common stock.

Each employment agreement provides for severance benefits if the executive’s employment is terminated without cause (as defined in the employment agreement), subject to the executive’s compliance with certain confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims. In the event Mr. Hislop’s employment is terminated without cause, he is entitled to continue to receive his base salary for two years following the termination of his employment. In the event that Mr. Howie’s employment is terminated without cause, he is entitled to continue to receive his base salary for one year following the termination of his employment. In the event that the employment of Messrs. Biller, Hatcher and Zapp or Mrs. Russell, is terminated, each is entitled to continue to receive one year’s base salary following their termination. In the event of termination, all of our executive officers are entitled to continue to receive the amount that the Company was subsidizing for the executive and his or her dependents’ medical and dental insurance coverage during the same period the executive is entitled to continue to receive his or her base salary after his termination.

Tax and Accounting Considerations

U.S. federal income tax generally limits the tax deductibility of compensation we pay to our executive officers to $1.0 million in the year the compensation becomes taxable to the executive officers. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. Rather, we seek to maintain flexibility in how we compensate our executive officers so as to meet a broader set of corporate and strategic goals and the needs of stockholders, and as such, we may be limited in our ability to deduct amounts of compensation from time to time. Accounting rules require us to expense the cost of our stock option grants. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to, among other factors, the type of equity awards we grant and the number and value of the shares underlying such awards.

Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION AWARDS ($) (1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($) (2)	TOTAL COMPENSATION ($)
Steve Hislop	2012	$392,316	$1,000	$—	$395,000	$—	$788,316
President, Chief	2011	366,608	1,000	—	201,200	—	568,808
Executive Officer and Director	2010	333,280	3,912	—	201,750	—	538,942
Jon Howie	2012	250,480	1,000	258,393	250,000	—	759,873
Chief Financial Officer	2011	91,383	1,000	—	51,451	—	143,834
Sharon Russell	2012	178,805	1,000	—	108,000	—	287,805
Secretary and Chief	2011	167,094	1,000	—	55,022	—	223,116
Administrative Officer	2010	151,904	1,796	—	55,173	—	208,873
Frank Biller	2012	169,343	1,000	—	102,000	—	272,343
Vice President of	2011	162,692	1,000	—	53,573	—	217,265
Operations, Southeast Region	2010	156,434	1,699	—	48,428	—	206,561
Michael Hatcher	2012	159,006	1,000	—	96,000	—	256,006
Vice President of	2011	149,205	1,000	—	49,132	—	199,337
Real Estate and Development	2010	135,641	1,711	79,650	49,266	—	266,268
Ted Zapp	2012	178,805	1,000	—	108,000	—	287,805
Vice President of	2011	167,094	1,000	—	55,022	—	223,116
Operations	2010	151,904	1,796	—	55,173	—	208,873

(1)

Represents the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, for awards of options. See note 10 to our consolidated financial statements for a discussion of the calculations of grant date fair value.

(2)	All other compensation is less than $10,000.

Grants of Plan-Based Awards

NAME	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ALL OTHER OPTION AWARDS: NUMBER OF SECURITIES UNDERLYING OPTIONS	EXERCISE OR BASE PRICE OF OPTION AWARDS ($/SH)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($) (1)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	—	—	197,500	395,000	—	—	—
Jon Howie	4/10/12	—	125,000	250,000	48,938	13.54	258,393
Sharon Russell	—	—	54,000	108,000	—	—	—
Frank Biller	—	—	51,000	102,000	—	—	—
Michael Hatcher	—	—	48,000	96,000	—	—	—
Ted Zapp	—	—	54,000	108,000	—	—	—

(1)

Represents the aggregate grant date fair value, calculated in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, for awards of options. See note 10 to our consolidated financial statements for a discussion of the calculations of grant date fair value.

2012 Omnibus Equity Incentive Plan

Prior to the completion of our IPO, we adopted the 2012 Plan. The purposes of the 2012 Plan are to provide additional incentives to our management, employees, directors, independent contractors and consultants, to strengthen their commitment, motivate them to faithfully and diligently perform their responsibilities and to attract and retain competent and dedicated persons whose contributions are essential to the success of our business and whose efforts will impact our long-term growth and profitability. To accomplish such purposes, the 2012 Plan provides for the issuance of stock options, share appreciation rights, restricted shares, deferred shares, performance shares and other share-based awards, which we refer to as plan awards.

While we intend to issue plan awards to employees, directors, independent contractors or consultants as a recruiting and retention tool, we have not established specific parameters regarding future grants. Our compensation committee will determine the specific criteria surrounding the grant of plan awards. The following description summarizes the expected features of the 2012 Plan.

Summary of 2012 Plan Terms

We reserved a total of 1,250,000 shares of common stock that are available for issuance under the 2012 Plan. When Section 162(m) of the Code becomes applicable to us, the maximum aggregate awards that may be granted during any fiscal year to any individual will be 200,000 shares, and in the case of options to acquire shares, with a per share exercise price equal to the grant date fair market value of a share. If the shares underlying any plan award are forfeited, cancelled, exchanged or surrendered or if a plan award otherwise terminates or expires without a distribution of shares, the shares will again become available under the 2012 Plan provided that shares surrendered or withheld as payment of either the exercise price of an award (including shares otherwise underlying an award of a share appreciation right that are retained by us to account for the grant price of such share appreciation right) and/or withholding taxes in respect of an award will no longer be available for grant under the 2012 Plan, and notwithstanding that a share appreciation right is settled by the delivery of a net number of shares of the full number of shares underlying such share appreciation right will not be available for subsequent awards under the 2012 Plan. In addition, awards are paid or settled in cash, the number of shares with respect to which such payment or settlement is made will again be available for grants of awards under the 2012 Plan and shares underlying awards that can only be settled in cash will not be counted against the aggregate number of shares available for awards under the 2012 Plan.

The 2012 Plan will initially be administered by our board of directors, or any committee or subcommittee the board may appoint to administer the 2012 Plan (such person(s), the plan administrator). The plan administrator may construe and interpret the 2012 Plan and may adopt, alter and repeal rules and make all other determinations necessary or desirable to administer the 2012 Plan.

The plan administrator may select the employees, directors, independent contractors and consultants who will receive plan awards, determine the terms and conditions of those awards, including but not limited to the exercise price, the number of shares of common stock subject to awards, the term of the awards, and the vesting schedule applicable to awards. Unless otherwise determined by the plan administrator, all awards that vest solely on a requirement of continued employment or service may not become fully vested prior to the second anniversary of the date upon which the award is granted.

We may issue stock options under the 2012 Plan. All stock options granted under the 2012 Plan are intended to be non-qualified stock options and are not intended to qualify as incentive stock options within the meaning of Section 422 of the Code. The option exercise price of all stock options granted under the 2012 Plan will be determined by the plan administrator, but in no event will the exercise price be less than 100% of the fair market value of the common stock on the date of grant. The term of all stock options granted under the 2012 Plan will be determined by the plan administrator, but may not exceed ten years from the date of grant. Each stock option will be exercisable at such time and subject to such terms and conditions as determined by the plan administrator in the applicable stock option agreement. Other than equitable adjustments made in connection to a change in capitalization, under no circumstances will an exercise price be reduced following the date of the grant of an option, nor will an option be cancelled in exchange for a replacement option with a lower exercise price without stockholder approval.

Unless the applicable stock option agreement provides otherwise, in the event of an optionee’s termination of employment or service for any reason other than for cause, disability or death, such optionee’s stock options (to the extent exercisable at the time of such termination) generally will remain exercisable until 30 days after such termination and then expire. Unless the applicable stock option agreement provides otherwise, in the event of an optionee’s termination of employment or service due to, disability or death, such optionee’s stock options (to the extent exercisable at the time of such termination) generally will remain exercisable until one year after such termination and will then expire. For certain employees, a demotion in position will result in a loss of unvested options. If termination was for any other reason other than for cause, stock options that were not exercisable on the date of termination will expire at the close of business on the date of such termination. In the event of an optionee’s termination of employment or service for cause, such optionee’s outstanding stock options will expire at the commencement of business on the date of such termination. The plan administrator may waive the vesting requirements based on such factors as the plan administrator deems appropriate.

Share appreciation rights (“SARs”) may be granted under the 2012 Plan either alone or in conjunction with all or part of any stock option granted under the 2012 Plan. A free-standing SAR granted under the 2012 Plan entitles its holder to receive, at the time of exercise, the number of shares, or alternate form of payment determined by the plan administrator, equal in value to the excess of the fair market value (at the date of exercise) over a specified price fixed by the plan administrator (which shall be no less than fair market value at the date of grant). A SAR granted in conjunction with all or part of an option under the 2012 Plan entitles its holder to receive, upon surrendering of the related option, the number of shares, or alternate form of payment determined by the plan administrator, equal in value to the excess of the fair market value (at the date of exercise) over the exercise price of the related stock option. The term of all SARs granted under the 2012 Plan will be determined by the plan administrator, but may not exceed ten years from the date of grant. In the event of a participant’s termination of employment or service, free-standing SARs will be exercisable at such times and subject to such terms and conditions determined by the plan administrator, while SARs granted in conjunction with all or part of an option will be exercisable at such times and subject to terms and conditions applicable to the related option. Other than equitable adjustments made in connection to a change in capitalization, under no circumstances will an exercise price be reduced following the date of the grant of a SAR, nor will a SAR be cancelled in exchange for a replacement SAR with a lower exercise price without stockholder approval.

Restricted shares, deferred shares and performance shares may be granted under the 2012 Plan. The plan administrator will determine the number of shares to be awarded, the purchase price, vesting schedule and performance objectives, if any, applicable to the grant of restricted shares, deferred shares and performance shares. Participants with restricted shares and performance shares generally have all of the rights of a stockholder and deferred shares generally do not have the rights of a stockholder. However, during the restricted period, deferred shares may be paid dividends on the number of shares covered by the deferred shares if the applicable award agreement so provides. If the performance goals and other restrictions are not satisfied, the restricted shares, deferred shares and/or performance shares will be forfeited in accordance with the terms of the grant. Subject to the provisions of the 2012 Plan and applicable award agreement, the plan administrator has sole discretion to provide for the lapse of restrictions in installments or the acceleration or waiver of restrictions (in whole or part) under certain circumstances, based upon such factors including, but not limited to, the attainment of certain performance goals, a participant’s termination of employment or service or a participant’s death or disability.

The 2012 Plan also authorizes grants of other share-based awards, such as unrestricted shares, restricted stock units, dividend equivalents or performance units. The plan administrator will determine the terms and conditions of such awards, consistent with the terms of the 2012 Plan, at the date of grant or thereafter, including any performance goals and performance periods.

In the case of awards subject to performance goals, such goal may be based on one or more of the following criteria: (i) earnings, including one or more of operating income, earnings before or after taxes, earnings before or after interest, depreciation, amortization, adjusted EBITDA, economic earnings, or extraordinary or special items or book value per share (which may exclude nonrecurring items); (ii) pre-tax income or after-tax income; (iii) earnings per share (basic or diluted); (iv) operating profit; (v) revenue, revenue growth or rate of revenue growth; (vi) return on assets (gross or net), return on investment, return on capital, or return on equity; (vii) returns on sales or revenues; (viii) operating expenses; (ix) share price appreciation; (x) cash flow, free cash flow, cash flow return on investment (discounted or otherwise), net cash provided by operations, or cash flow in excess of cost of capital; (xi) implementation or completion of critical projects or processes; (xii) cumulative earnings per share growth; (xiii) operating margin or profit margin; (xiv) cost targets, reductions and savings, productivity and efficiencies; (xv) strategic business criteria, consisting of one or more objectives based on meeting specified market penetration, geographic business expansion, customer satisfaction, employee satisfaction, human resources management, supervision of litigation, information technology, and goals relating to acquisitions, divestitures, joint ventures and similar transactions, and budget comparisons; (xvi) personal professional objectives, including any of the foregoing performance goals, the implementation of policies and plans, the negotiation of transactions, the development of long term business goals, formation of joint ventures, research or development collaborations, and the completion of other corporate transactions; and (xvii) any combination of, or a specified increase in, any of the foregoing. Where applicable, a performance goal may be expressed in terms of attaining a specified level of the particular criteria or the attainment of a percentage increase or decrease in the particular criteria, and may be applied to one or more of the company or a company affiliate, or a division or strategic business unit of the company, or may be applied to the performance of the company relative to a market index, a group of other companies or a combination thereof, all as determined by the Administrator. The performance goals may include a threshold level of performance below which no payment may be made (or no vesting may occur), levels of performance at which specified payments may be made (or specified vesting may occur), and a maximum level of performance above which no additional payment shall be made (or at which full vesting may occur). Each of the foregoing performance goals will determine in accordance with generally accepted accounting principles, as applicable, and may be subject to certification by the committee; provided, that the committee shall have the authority to make equitable adjustments to the performance goals, to the extent permitted under Section 162(m) of the Code, if applicable, in recognition of unusual or non-recurring events affecting the company or any company affiliate thereof or the financial statements of the company or any company affiliate thereof, in response to changes in applicable laws or regulations, or to account for items of gain, loss or expense determined to be extraordinary or unusual in nature or infrequent in occurrence or related to the disposal of a segment of a business or related to a change in accounting principles.

In the event of a merger, amalgamation, consolidation, recapitalization, reorganization, stock dividend, stock split or other change in corporate structure affecting the common stock, an equitable substitution or proportionate adjustment shall be made, as may be determined by the plan administrator, in (a) the aggregate number of shares of common stock reserved for issuance under the 2012 Plan and the maximum number of shares of common stock that may be subject to awards granted to any participant in any calendar year, (b) the kind, number and exercise price subject to outstanding stock options and SARs granted under the 2012 Plan, and (c) the kind, number and purchase price of shares of common stock subject to outstanding awards of restricted shares, deferred shares, performance shares or other share-based awards granted under the 2012 Plan. In addition, the plan administrator, in its discretion, may terminate all outstanding awards for the payment of cash or in-kind consideration. However, no adjustment or payment may cause any award under the 2012 Plan that is or becomes subject to Section 409A of the Code to fail to comply with the requirements of that section.

Unless otherwise determined by the plan administrator and evidenced in an award agreement, in the event that a change in control occurs and a participant’s employment or service is terminated without cause on or after the effective date of the change in control but prior to 12 months following the change in control, then any unvested or unexercisable portion of any award carrying a right to exercise shall become fully vested and exercisable, and the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to an award granted under the 2012 Plan will lapse and such unvested awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved at the target level. Under the 2012 Plan, the term change in control generally means: (a) any person other than the company, any company affiliate or subsidiary, becomes the beneficial owner, directly or indirectly, of securities representing 50% or more of our then-outstanding voting power (excluding shares purchased directly from us or our affiliates); (b) a change in the majority of the membership of our board of directors other than directors approved by two-thirds of the directors (other than directors assuming office in conjunction with an election contest) who constituted the board of directors at the time our IPO was consummated, or whose election was previously so approved; (c) the consummation of a merger, amalgamation or consolidation of us or any of our subsidiaries with any other corporation, other than a merger or amalgamation immediately following which our board of directors immediately prior to the merger or amalgamation constitute at least a majority of the directors of the company surviving or continuing after the merger or amalgamation or, if the surviving company is a subsidiary, the ultimate parent thereof; or (d) our stockholders approve a plan of complete liquidation or dissolution of our company or there is consummated an agreement for the sale or disposition of all or substantially all of our assets, other than (1) a sale of such assets to an entity, at least 50% of the voting power of which is held by our stockholders following the transaction in substantially the same proportions as their ownership of the company immediately prior to the transaction or (2) a sale or disposition of such assets immediately following which our board of directors immediately prior to such sale constitute at least a majority of the board of directors of the entity to which the assets are sold or disposed, or, if that entity is a subsidiary, the ultimate parent thereof. The completion of our IPO and our secondary offering were not a change of control under the 2012 Plan.

Until such time as the awards are fully vested and/or exercisable in accordance with the 2012 Plan, awards may not be sold, assigned, mortgaged, hypothecated, transferred, charged, pledged, encumbrance, gifted, transferred in trust (voting or other) or disposed in any other manner, except with the prior written consent of the administrator, which consent may be granted or withheld in the sole discretion of the plan administrator.

The 2012 Plan provides our board of directors with authority to suspend or terminate the 2012 Plan or any award, or revise and amend the 2012 Plan. However, stockholder approval is required for any amendment to the extent it is required to comply with applicable law or stock exchange listing requirements. The 2012 Plan will automatically terminate on the tenth anniversary of the effective date (although awards granted before that time will remain outstanding in accordance with their terms).

The award agreements for the 2012 Plan provide the board of directors and the plan administrator with the sole discretion to cancel or require repayments of awards in the event an award recipient engages in certain conduct deemed harmful to the Company.

United States Federal Income Tax Consequences of Plan Awards

The following is a summary of certain United States Federal income tax consequences of awards under the 2012 Plan. It does not purport to be a complete description of all applicable rules, and those rules (including those summarized here) are subject to change.

An optionee generally will not recognize taxable income upon the grant of a non-qualified stock option. Rather, at the time of exercise of such non-qualified stock option, the optionee will recognize ordinary income for income tax purposes in an amount equal to the excess of the fair market value of the shares purchased over the exercise price. We generally will be entitled to a tax deduction at such time and in the same amount that the optionee recognizes ordinary income. If shares acquired upon exercise of a non-qualified stock option are later sold or exchanged, then the difference between the amount received upon such sale or exchange and the fair market value of such shares on the date of such exercise will generally be taxable as long-term or short-term capital gain or loss (if the shares are a capital asset of the optionee) depending upon the length of time such shares were held by the optionee.

A participant who is granted a share appreciation right will not recognize ordinary income upon receipt of the share appreciation right. At the time of exercise, however, the participant will recognize compensation income equal to the value of any cash received and the fair market value on the date of exercise of any shares received. We will not be entitled to a deduction upon the grant of a share appreciation right, but generally will be entitled to a compensation deduction for the amount of compensation income the participant recognizes upon the participant’s exercise of the share appreciation right. The participant’s tax basis in any shares received will be the fair market value on the date of exercise and, if the shares are later sold or exchanged, then the difference between the amount received upon such sale or exchange and the fair market value of the shares on the date of exercise will generally be taxable as long-term or short-term capital gain or loss (if the shares are a capital asset of the participant) depending upon the length of time such shares were held by the participant.

A participant generally will not be taxed upon the grant of a restricted share or performance award, but rather will recognize ordinary income in an amount equal to the fair market value of the shares at the time the shares are no longer subject to a substantial risk of forfeiture (within the meaning of the Code). We generally will be entitled to a deduction at the time when, and in the amount that, the participant recognizes ordinary income on account of the lapse of the restrictions. A participant’s tax basis in the shares will equal their fair market value at the time the restrictions lapse, and the participant’s holding period for capital gains purposes will begin at that time. Any cash dividends paid on the shares before the restrictions lapse will be taxable to the participant as additional compensation (and not as dividend income). Under Section 83(b) of the Code, a participant may elect to recognize ordinary income at the time the restricted or performance shares are awarded in an amount equal to their fair market value at that time, notwithstanding the fact that such shares are subject to restrictions and a substantial risk of forfeiture. If such an election is made, no additional taxable income will be recognized by such participant at the time the restrictions lapse, the participant will have a tax basis in the shares equal to their fair market value on the date of their award, and the participant’s holding period for capital gains purposes will begin at that time. We generally will be entitled to a tax deduction at the time when, and to the extent that, ordinary income is recognized by such participant.

In general, the grant of deferred shares will not result in income for the participant or in a tax deduction for us. Upon the settlement of such an award, the participant will recognize ordinary income equal to the aggregate value of the payment received, and we generally will be entitled to a tax deduction in the same amount.

2006 Stock Option Plan

In November 2006, we adopted the 2006 Plan. On April 6, 2012, we amended and restated the 2006 Plan to increase the number of shares available for issuance under the plan from 1,004,957 to 1,070,209. On April 10, 2012, we issued options to purchase 63,797 shares. As of April 10, 2012, we were authorized to issue up to 9,192 additional shares of common stock under the 2006 Plan. In connection with the adoption of the 2012 Plan upon the completion of our IPO as described in “—2012 Omnibus Equity Incentive Plan,” the board of directors terminated the 2006 Plan effective as of July 27, 2012, and no further awards will be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan will not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan. The options granted under the 2006 Plan expire 10 years after the date of grant. Subject to the grantee’s continued employment with us, options granted on December 6, 2006 vest 60% on the third anniversary of the date of grant and 20% on each of the fourth and fifth anniversary of the date of grant. Subject to the grantee’s continued employment with us, all other options granted under the plan vest 20% on each of the first five anniversaries of the date of grant.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE
Steve Hislop	350,909	(1)	—	(1)	$2.76	07/09/2017
	50,026	(1)	—	(1)	$10.48	07/09/2017
Jon Howie	9,787		39,151	(2)	$13.54	04/10/2022
Sharon Russell	90,627		—	(3)	$2.76	12/06/2016
Frank Biller	16,313		10,875	(4)	$5.99	01/01/2019
Michael Hatcher	29,000		—	(3)	$2.76	12/06/2016
	6,524		9,788	(5)	$8.22	01/01/2020
Ted Zapp	90,627		—	(3)	$2.76	12/06/2016

(1)	These options were granted on July 9, 2007 and vest 20% on each of the first five anniversaries of the grant date. These stock options became fully vested on July 9, 2012.
(2)	These options were granted on April 10, 2012 and vest 20% on August 14, 2012 and 20% on each of the next four anniversaries of the first vesting date of August 14, 2012.

(3)	These options were granted on December 6, 2006 and vest 60% on the third anniversary of the grant date and 20% on each of the fourth and fifth anniversaries of the grant date.
(4)	These options were granted on January 1, 2009 and vest 20% on each of the first five anniversaries of the grant date.
(5)	These options were granted on January 1, 2010 and vest 20% on each of the first five anniversaries of the grant date.

Potential Payments upon Termination or Change in Control

Termination of Employment

We currently have employment agreements in place with Messrs. Hislop, Howie, Biller, Hatcher and Zapp and Mrs. Russell that would entitle them to severance payments upon termination of employment. Assuming the employment of our executive officers was terminated by us without cause on December 30, 2012, Messrs. Hislop, Howie, Biller, Hatcher and Zapp and Mrs. Russell would be entitled to $790,000, $250,000, $170,000, $160,000, $180,000 and $180,000, respectively. For information on the severance benefits the executives are entitled to in the event of a termination of employment, under their employment agreements entered into on November 16, 2011, see Item 11. “Executive Compensation—Employment Agreements.”

Change-in-Control

Under the 2006 Plan, our named executive officer’s stock options granted under that plan will immediately vest, in the event that (i) we are merged, consolidated or reorganized into or with another corporation and immediately afterwards our current owners no longer own a majority of the outstanding stock of the merged, consolidated or reorganized corporation; (ii) we sell or otherwise transfer all or substantially all of our assets to another corporation; (iii) Goode Partners and its affiliates, for any reason other than a public offering, cease to own a majority of our stock; (iv) after a public offering any person becomes, directly or indirectly, the beneficial owner of more than 50% of our stock; and (v) our stockholders approve a plan of complete liquidation or dissolution of the company.

If Messrs. Howie, Biller and Hatcher were terminated following a change in control on December 30, 2012, they would receive $348,052, $178,785 and $139,087, respectively, as a result of the vesting of their unvested stock options. As of December 30, 2012, the closing price of our common stock on the most recent trading day was $22.43 per share.

Director Compensation

The elements of compensation payable to our non-employee directors in 2012 are briefly described in the following table:

Board Service:
Annual cash retainer	$30,000
Initial Grant of Stock Options	7,250 shares
Board Committee Service:
Audit Committee Chair annual cash retainer	$10,000

Prior to our initial public offering, our board of directors did not historically receive compensation. Upon the completion of our initial public offering, we implemented a compensation plan for our board of directors. Our independent directors receive compensation for their services as a director. Committee chairs, except for the audit committee chair, do not receive additional compensation for serving as chair. We reimburse directors for all expenses incurred in attending board meetings.

Grants of stock options to new members of our board of directors are made under the Chuy’s Holdings, Inc. 2012 Omnibus Equity Incentive Plan. These stock options will vest 20% on each of the first five anniversaries of the grant date.

Our compensation committee is considering engaging a compensation consultant to assist the committee in evaluating its director compensation program.

Director Compensation Table

The following table provides information regarding the compensation of our non-employee directors for the year ended December 30, 2012:

NAME	FEES EARNED OR PAID IN CASH	STOCK AWARDS (1)	TOTAL
Jose Ferreira, Jr.	$—	$—	$—
Starlette Johnson	7,500	58,924	66,424
Saed Mohseni	7,500	58,924	66,424
David Oddi	—	—	—
Michael Stanley	—	—	—
Mike Young	—	—	—
John Zapp	—	—	—
Ira Zecher	40,000	—	40,000

(1)

The grant date fair value of each award, calculated in accordance with FASB ASC Topic 718 (“Topic 718”), was $8.13. Pursuant to SEC rules, the amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2012 for information regarding the assumptions made in determining these values.

Compensation Committee Interlocks and Insider Participation

None of our executive officers have served as a member of the board of directors or compensation committee of any related entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth, in tabular format, as of December 30, 2012 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders	24,500	$21.05	1,225,500

Total	24,500	$21.05	1,225,500

Beneficial Ownership

The tables below set forth the beneficial ownership information of our common stock as of March 25, 2013 for:

■	each of our named executive officers;
■	each of our directors;
■	all of our executive officers and directors as a group; and
■	each person known to us to be the beneficial owner of more than 5% of our shares of common stock.

Unless otherwise noted below, the address of the persons and entities listed on the table is c/o Chuy’s Holdings, Inc., 1623 Toomey Rd., Austin, Texas 78704. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned, subject to applicable community property laws.

Beneficial ownership and percentage of beneficial ownership is based on 16,228,731 shares of our common stock outstanding at March 25, 2013. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 25, 2013 are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

Directors and Named Executive Officers

NAME (1)	BENEFICIALLY OWNED	PERCENT OF CLASS
David J. Oddi (2)	3,682,041	22.7%
Michael R. Young (3)	417,901	2.6%
John A. Zapp (3)	417,901	2.6%
Steve Hislop	230,080	1.4%
Frank Biller	57,586	*
Sharon Russell	46,944	*
Ted Zapp	46,944	*
Michael Hatcher	43,771	*
Jon Howie	18,276	*
Jose Ferreira, Jr. (4)	15,000	*
Ira Zecher	1,450	*
Starlette Johnson	—	—
Saed Mohseni	—	—
Michael C. Stanley (5)	—	—
All Directors and Executive Officers as a group (14 persons)	4,559,993	27.5%

*	Indicates ownership of less than 1%.
(1)

Based on shares of common stock outstanding as of March 25, 2013, including 345,354 shares subject to options to purchase our common stock exercisable within the 60 days following March 25, 2013. Ira Zecher, Steve Hislop, Jon Howie, Sharon Russell, Frank Biller, Michael Hatcher and Ted Zapp held options to purchase 1,450, 230,080, 9,787, 36,975, 21,750, 38,787 and 36,975 shares of common stock, respectively, which are exercisable within the 60 days following March 25, 2013.

(2)

Represents shares beneficially owned by Goode Partners. David Oddi, one of our directors, is a member of Goode Investors I, LLC, which is the general partner of Goode Partners Consumer Fund I, L.P., which is the managing director of Goode Chuy’s Holdings, LLC and the majority unitholder of Goode Chuy’s Direct Investors LLC. David has voting and dispositive power of the shares and may be deemed to indirectly beneficially own the shares held by Goode Chuy’s Holdings and Goode Chuys Direct because of his affiliation with Goode Chuy’s Holdings and Goode Chuy’s Direct. David disclaims beneficial ownership of the shares held by Goode Chuy’s Holdings and Goode Chuy’s Direct. The address of Goode Partners LLC is 767 Third Avenue, 22nd Floor, New York, New York 10017.
(3)

Represents shares beneficially owned by MY/ZP Equity, an entity in which Mike Young and John Zapp, our Founders and directors, are the limited partners. MY/ZP GP, LLC (“MY/ZP GP”) is the sole general partner of MY/ZP Equity. Mike, as trustee of the Young Descendants’ Trust, and John are the members of MY/ZP GP and each has voting and dispositive power of the shares and may each be deemed to indirectly beneficially own the shares. Both Mike and John disclaim beneficial ownership of the shares held by MY/ZP Equity.

(4)	Joe Ferreira’s address is c/o Goode Partners LLC, 767 Third Avenue, 22nd Floor, New York, New York 10017.
(5)	Michael C. Stanley is an employee of our Sponsor. Michael Stanley’s address is c/o Goode Partners LLC, 767 Third Avenue, 22nd Floor, New York, New York 10017.

Five Percent Holders

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the Securities and Exchange Commission by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on March 25, 2013.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
Goode Partners (1)	3,682,041	22.7%
FMR LLC (2)	1,979,482	12.2%
Massachusetts Financial Services Company (3)	871,190	5.4%

(1)

According to a Schedule 13G filed on February 8, 2013 by the Goode Entities, the Goode Entities have sole voting and dispositive power with respect to 3,682,041 shares of common stock. Mr. Oddi, one of our directors, is a member of Goode Investors I, LLC, which is the general partner of Goode Partners Consumer Fund I, L.P., which is the managing director of Goode Chuy’s Holdings, LLC and the majority unitholder of Goode Chuy’s Direct Investors LLC. Mr. Oddi has sole voting and dispositive power of the shares owned by the Goode Entities and may be deemed to indirectly beneficially own the shares held by the Goode Entities because of his affiliation with the Goode Entities. Mr. Oddi disclaims beneficial ownership of the shares held by the Goode Entities. The address of the Goode Entities is c/o Goode Partners LLC, 767 Third Avenue, 22nd Floor, New York, New York 10017.

(2)

According to Amendment No. 1 to Schedule 13G (the “Amendment”) filed on February 14, 2013 by FMR LLC (“FMR”), FMR has sole voting power with respect to 1,979,482 shares of common stock and sole dispositive power with respect to 95,900 Shares of Common Stock. The Amendment reported that these shares include (a) 1,883,582 shares beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, (b) 95,900 shares beneficially owned by Pyramis Global Advisors Trust Company, a wholly-owned subsidiary of FMR, and (c) 95,900 shares for which Edward C. Johnson 3d, Chairman of FMR, has sole voting and dispositive power. The address for FMR is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)

According to a Schedule 13G filed on February 12, 2013 by Massachusetts Financial Services Company, Massachusetts Financial Services Company has sole voting and dispositive power with respect to 871,190 Shares of Common Stock. The address of Massachusetts Financial Services Company is 111 Huntington Avenue, Boston, Massachusetts 02199.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions that occurred on or were in effect after January 1, 2012 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.

Voting Agreement

On July 9, 2012, we entered into the Voting Agreement with Goode Chuy’s Holdings, LLC, MY/ZP Equity, Goode Chuy’s Direct Investors LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC and 522 Fifth Avenue Fund. Pursuant to the Voting Agreement, the parties have agreed to vote or grant us or Goode Chuy’s Holdings a proxy to vote their shares of our common stock for the election of the directors nominated for election by our nominating committee. The Voting Agreement terminated upon completion of the secondary offering because the parties to the Voting Agreement no longer held at least 50.1% of the voting power of the company.

2012 Stock Repurchase

On April 6, 2012, we repurchased a total of 1,655,662 shares of our capital stock. We repurchased from the following capital stock in the amounts and from the parties set forth below (as adjusted for the elimination of fractional interests):

■	1,394,973 shares of series A preferred stock from Goode Chuy’s Holdings for aggregate consideration of $18,894,171;
■	151,897 shares of series B preferred stock and 11,025 shares of series X preferred stock from MY/ZP Equity, LP for aggregate consideration of $2,206,696;
■	40,502 shares of series X preferred stock from Goode Chuy’s Direct Investors, LLC for aggregate consideration of $548,575;
■	40,502 shares of series X preferred stock from JPM Funds for aggregate consideration of $548,575; and
■	1,134 shares of series X preferred stock and 15,624 shares of common stock from Steve Hislop for aggregate consideration of $226,975.

Acquisition Related Transactions

On November 7, 2006, we were acquired by Goode Partners. In connection with the consummation of our acquisition by Goode Partners, we entered into a number of agreements that are described below. As noted below, with respect to a number of the agreements, the approximate dollar value of the related person’s interest in the particular agreement is not determinable. The agreements are described below because they are part of a series of transactions entered into between us and Goode Partners and our Founders and their respective affiliates. In connection with the consummation of our acquisition by Goode Partners, we entered into the following agreements:

Stockholders Agreement

In November 2006, we entered into a stockholders agreement with Goode Chuy’s Holdings, LLC, MY/ZP Equity, LP, the Founders and directors of our company, and certain option holders with the right to acquire shares of our common stock. In May 2010, we amended and restated the stockholders agreement in conjunction with the sale of our series X preferred stock to add Goode Chuy’s Direct Investors, LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC and 522 Fifth Avenue Fund, L.P., the new stockholders resulting from that sale. In the May 2010 amendment and restatement, we also added Steve Hislop and Frank Biller, who purchased shares of common stock in April 2009, as parties thereto. The stockholders agreement contains certain agreements amongst our stockholders regarding matters of corporate governance and transactions in our common stock. In connection with the consummation of our IPO, certain provisions of the stockholders agreement related to transfer restrictions, tag along rights, drag along rights, right of first offer, participation rights and corporate governance provisions, such as the one regarding the election of directors, terminated in accordance with the terms of the agreement.

Advisory Agreement

We entered into an advisory agreement in November 2006 with Goode Partners, pursuant to which Goode Partners agreed to provide us with certain financial advisory services. In exchange for these services, we paid to Goode Partners a one-time transaction fee of $450,000 and an aggregate annual management fee of $350,000. We also reimbursed Goode Partners for out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement. On March 21, 2012, upon the completion of the amendment to our Old Credit Facility, we and Goode Partners terminated the advisory agreement in exchange for a termination fee of $2.0 million. The agreement included customary exculpation and indemnification provisions in favor of Goode Partners and its respective affiliates which will survive the termination of this advisory agreement.

Default License Letter Agreements

We entered into letter agreements in November 2006 with respect to the properties that we lease from Young/Zapp, an entity owned 50% by each of our Founders, and its subsidiaries. Pursuant to these letter agreements, if we default under our lease agreements with Young/Zapp and terminate possession of the lease location, Young/Zapp may operate a Tex Mex or Mexican food restaurant in that location. However, they may not use our trademarks or trade names or confusingly similar trademarks or tradenames. The approximate dollar value of this agreement was not determinable.

Intellectual Property

Banana Peel Software. In November 2006, we entered into the Banana Peel Software License Agreement with Banana Peel, LLC, an entity in which Michael Young, John Zapp and Sharon Russell each own 25% of the company. The agreement grants us a non-exclusive royalty-free license to use the software for our restaurants and to receive any updates or upgrades to the software. Banana Peel, LLC has agreed to license its software to Goode Partners or any of its controlled entities upon our request. The approximate dollar value of this agreement was not determinable.

Recipe License Agreement. We entered into the recipe license agreement with MY/ZP IP in November 2006 to allow the use of certain of our recipes by MY/ZP IP at Shady Grove, Inc. (“Shady Grove”), a restaurant owned by our Founders and directors of our company. Shady Grove is a restaurant that serves all-American and Southwestern cuisine, such as hamburgers, sandwiches, fries, queso, cheese sticks and chili, and for which we provide management and administrative services pursuant to a management agreement with Three Star Management, Ltd. For additional information on our management agreement with Three Star Management, Ltd., see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Management Agreement.” The approximate dollar value of this agreement was not determinable.

Management Agreement

We entered into a management agreement in November 2006 with Three Star Management, Ltd. to provide management services, such as administrative, accounting and human resources support, to Shady Grove. In consideration of the services we provide to Shady Grove, Three Star Management, Ltd. agreed to pay us a monthly fee of $10,000, a pro rata share of the wages and expenses incurred to provide the services and the reimbursement of reasonable out-of-pocket expenses. Due to a reduction in the locations receiving management services, we agreed to reduce the fee to a $10,000 quarterly payment.

Management System License Agreement

In November 2006, we entered into a management system license agreement with MY/ZP IP to allow the use of certain of our handbooks, personnel training materials and other materials relating to our business know-how and personnel management know-how by Shady Grove and in any other endeavors of MY/ZP IP, subject to certain conditions. The approximate dollar value of this agreement was not determinable.

Cross-Marketing License Agreement

In November 2006, we entered into a cross-marketing license agreement with MY/ZP IP to allow Shady Grove to market our brand at Shady Grove and allow us to market Shady Grove at our locations. Some cross-promotional activities include selling pre-printed cups, t-shirts, calendars, and birthday cards and co-branding our website and menus. The approximate dollar value of this agreement was not determinable.

Parade Sponsorship Agreement

We entered into a parade sponsorship agreement in November 2006 with MY/ZP IP to obtain the right to sponsor, manage and operate the “Chuy’s Children Giving To Children Parade” and to use MY/ZP IP’s trademark in connection with the parade. In addition, we granted MY/ZP IP a limited license to use the Chuy’s name in their trademark “Chuy’s Children Giving To Children Parade.” The approximate dollar value of this agreement was not determinable.

Leases

We lease our corporate office space as well as our North Lamar, River Oaks, Highway 183, Round Rock, Shenandoah and Arbor Trails properties from subsidiaries of Young/Zapp, a company owned 47.5% by each of our Founders and 5.0% by Sharon Russell. In 2012, we paid Young/Zapp $112,598, $229,912, $434,778, $490,676, $457,046, $288,476, and $308,548, which includes rent and a percentage of gross sales in excess of our base rent, with respect to our headquarters, North Lamar, River Oaks, Hwy 183, Round Rock, Shenandoah and Arbor Trails locations, respectively.

Settlement Agreement

In June 2011, in connection with the departure of William C. Shackelford, a former director, we entered into a settlement agreement with Mr. Shackelford and his affiliates and Goode Partners with respect to Mr. Shackelford’s option, dated December 6, 2006, to purchase up to 30,209 shares of our common stock. Prior to the date of the settlement agreement, Mr. Shackelford exercised and purchased 30,209 shares of common stock pursuant to this option. The settlement agreement provided, among other things, that with respect to Mr. Shackelford, we would pay him $52,896, his pro rata share of the special dividend paid to our stockholders in May 2011, waive our right to repurchase the shares he purchased pursuant to his option and grant him a one-time put option for $14.48 per share for the shares he purchased pursuant to his option exercisable from June 15, 2012 to August 13, 2012. In connection with this settlement agreement, we also paid $175,000 to Mr. Shackelford. We and Goode Partners also agreed to allow Mr. Shackelford to sell his shares as a selling stockholder in the IPO; however, Mr. Shackelford waived that right. Following the IPO, he was not subject to any restrictions on his ability to sell his shares. The put option expired on August 13, 2012.

Indemnification Agreements

We expect to enter into indemnification agreements with each of our directors and executive officers. Each indemnification agreement will provide that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer. See “Management—Limitations of Liability and Indemnification of Directors and Officers” for a general description of these agreements.

Related Party Transactions Policy

Our audit committee reviews certain financial transactions, arrangements and relationships between us and any of the following related parties to determine whether any such transaction, arrangement or relationship is a related party transaction:

■	any of our directors, director nominees or executive officers;
■	any beneficial owner of more than 5% of our outstanding stock; and
■	any immediate family member of any of the foregoing.

Our audit committee reviews any financial transaction, arrangement or relationship that:

■	involves or will involve, directly or indirectly, any related party identified above and is in an amount greater than $120,000;

■	would cast doubt on the independence of a director;
■	would present the appearance of a conflict of interest between us and the related party; or
■	is otherwise prohibited by law, rule or regulation.

The audit committee reviews each such transaction, arrangement or relationship to determine whether a related party has, has had or expects to have a direct or indirect material interest. Following its review, the audit committee will take such action as it deems necessary and appropriate under the circumstances, including approving, disapproving, ratifying, cancelling or recommending to management how to proceed if it determines a related party has a direct or indirect material interest in a transaction, arrangement or relationship with us. Any member of the audit committee who is a related party with respect to a transaction under review will not be permitted to participate in the discussions or evaluations of the transaction; however, the audit committee member will provide all material information concerning the transaction to the audit committee. The audit committee will report its action with respect to any related party transaction to the board of directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

McGladrey LLP served as the Company’s independent registered public accounting firm in 2012. The following sets forth fees billed by McGladrey for the audit of our annual financial statements and other services rendered:

	YEARS ENDED
	DECEMBER 30, 2012	DECEMBER 25, 2011
Audit fees(1)	$118,000	$119,000
Audit related fees(2)	185,400	307,200
Tax fees(3)	41,400	30,265

Total	$344,800	$456,465

(1)

Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)	Audit related fees include all costs associated with services provided by McGladrey LLP in connection with the Company’s IPO in 2012 and the Company’s secondary offering completed in January 2013.

(3)	Tax fees relate to professional services rendered for tax compliance, tax return review and preparation and related tax advice.

Pursuant to the charter of the audit committee, the audit committee is responsible for the oversight of our accounting, reporting and financial practices. The audit committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors.

The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our principal independent accountants. All audit and non-audit services for 2012 were pre-approved by the audit committee.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules – None.

(3)	Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2013	CHUY’S HOLDINGS, INC.

	By:	/s/ STEVEN J. HISLOP
Steven J. Hislop
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVE HISLOP Steve Hislop	Director, President and Chief Executive Officer (principal executive officer)	3/28/2013

/s/ JON HOWIE Jon Howie	Chief Financial Officer (principal financial and accounting officer)	3/28/2013

/s/ JOSE FERREIRA JR Jose Ferreira, Jr.	Chairman of the Board, Director	3/28/2013

/s/ STARLETTE JOHNSON Starlette Johnson	Director	3/28/2013

/s/ SAED MOHSENI Saed Mohseni	Director	3/28/2013

/s/ DAVID ODDI David Oddi	Director	3/28/2013

/s/ MICHAEL STANLEY Michael Stanley	Director	3/28/2013

/s/ MIKE YOUNG Mike Young	Director	3/28/2013

/s/ JOHN ZAPP John Zapp	Director	3/28/2013

/s/ IRA ZECHER Ira Zecher	Director	3/28/2013

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
4.2	Amended and Restated Stockholders Agreement, dated May 4, 2010, by and among Chuy’s Holdings, Inc., MY/ZP Equity, LP, Goode Chuy’s Holdings, LLC, Goode Chuy’s Direct Investors, LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC, 522 Fifth Avenue Fund, L.P., and certain other stockholders, optionholders and permitted transferees (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
4.3	Amendment to Amended and Restated Stockholders Agreement, dated July 9, 2012, by and among Chuy’s Holdings, Inc., MY/ZP Equity, LP, Goode Chuy’s Holdings, LLC, Goode Chuy’s Direct Investors, LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC, 522 Fifth Avenue Fund, L.P., and certain other stockholders, optionholders and permitted transferees (incorporated by reference to Exhibit 4.3 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.1	Credit Agreement, dated May 24, 2011, by and among Chuy’s Opco, Inc., as borrower, subsidiaries of Chuy’s Holdings, Inc., as guarantors, the lenders party thereto, General Electric Capital Corporation, as syndication agent, and GCI Capital Markets LLC, as administrative agent and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.2*	Employment Agreement, dated July 9, 2007, between Chuy’s Opco, Inc. and Steven J. Hislop (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.3*	Chuy’s Holdings, Inc. 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.4*	Form of Restricted Share Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.5*	Form of Option Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.6*	Chuy’s Holdings, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.7*	Form of Stock Option Award Agreement (2006 Stock Option Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.8*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

EXHIBIT NUMBER	DESCRIPTION
10.9	Letter Agreement regarding Arbor Trails Chuy’s, dated November 7, 2006, by and between Chuy’s Opco, Inc. and Three Star Management, Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.10	Recipe License Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and MY/ZP IP Group, Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.11	Banana Peel Software License Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and Banana Peel, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.12	Cross-Marketing License Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and MY/ZP IP Group, Ltd. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.13*	Management Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and Three Star Management, Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.14	Management System License Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and MY/ZP IP Group, Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.15	Parade Sponsorship Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and MY/ZP IP Group, Ltd. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.16	Settlement Agreement, dated June 15, 2011, among Chuy’s Holdings, Inc., Goode Partners LLC, the Shackelford Affiliates and Goode Consumer Fund I, L.P. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.17	Form of Chuy’s Holdings, Inc.‘s 2009 Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.18	Form of Chuy’s Holdings, Inc.‘s 2010 Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.19	Form of Chuy’s Holdings, Inc.‘s 2010 Series X Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.20	Form of License Exercisable Upon Event of Default Under Lease Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.21	Advisory Agreement, dated November 7, 2006, between Chuy’s Opco, Inc. and Goode Partners LLC (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.22	Lease Agreement, dated November 7, 2006, between Young Zapp Graceland, Ltd. and Chuy’s Opco, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

EXHIBIT NUMBER	DESCRIPTION
10.23	Lease Agreement, dated January 1, 2002, between Young Zapp North Lamar, Ltd. and Chuy’s Opco, Inc., as amended, modified and assigned (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.24	Lease Agreement, dated November 1, 1998, between Young-Zapp Joint Venture II and Chuy’s Opco, Inc., as amended, modified and assigned (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.25	Lease Agreement, dated November 19, 1996, between Young Zapp Joint Venture-IV and Chuy’s Opco, Inc., as amended, modified and assigned (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.26	Lease Agreement, dated January 22, 2001, between Young Zapp JVRR, Ltd. and Chuy’s Opco, Inc., as amended, modified and assigned (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.27	Lease Agreement, dated June 1, 2003, between Young Zapp Shenandoah, Ltd. and Chuy’s Opco, Inc., as amended, modified and assigned (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.28	Lease Agreement, dated April 22, 2008, between Young Zapp Arbor Trails, Ltd. and Chuy’s Opco, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.29	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.30*	Employment Agreement, dated November 16, 2011, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steven J. Hislop (incorporated by reference to Exhibit 10.31 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 17, 2011)
10.31*	Employment Agreement, dated November 16, 2011, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon W. Howie (incorporated by reference to Exhibit 10.32 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 17, 2011)
10.32*	Form of Employment Agreement, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and certain employees (incorporated by reference to Exhibit 10.33 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 16, 2011)
10.33*	Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.34	Consent and First Amendment to Credit Agreement, dated as of March 21, 2012, by and among Chuy’s Opco, Inc., as borrower, the persons designated on the signature pages thereto as guarantors, the lenders party thereto and GCI Capital Markets LLC, as administrative agent for all lenders (incorporated by reference to Exhibit 10.35 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-176097), filed on May 17, 2012)

EXHIBIT NUMBER	DESCRIPTION
10.35	Agreement Relating to Termination of Advisory Agreement, dated as of March 21, 2012, between Chuy’s Opco, Inc. and Goode Partners LLC (incorporated by reference to Exhibit 10.36 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-176097), filed on May 17, 2012)
10.36*	Chuy’s Holdings, Inc. Amended and Restated 2006 Stock Option Plan (incorporated by reference to Exhibit 10.37 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-176097), filed on May 17, 2012)
10.37*	Voting Agreement, dated July 9, 2012, by and among Goode Chuy’s Holdings, LLC, MY/ZP Equity, LP, Goode Chuy’s Direct Investors, LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC and 522 Fifth Avenue Fund, L.P. (incorporated by reference to Exhibit 10.38 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.38	Credit Agreement, dated November 30, 2012, by and among Chuy’s Holdings, Inc., as borrower, the subsidiaries of Chuy’s Holdings, Inc., as guarantors, and Wells Fargo Bank, N.A., as administrative agent, swingline lender, issuing lender and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012)
21.1	Subsidiaries of Chuy’s Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
23.1**	Consent of McGladrey LLP
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

** Filed herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Chuy’s Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. and subsidiaries as of December 25, 2011 and December 30, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chuy’s Holdings, Inc. and subsidiaries as of December 25, 2011 and December 30, 2012, and the results of their operations and their cash flows for each of the three years period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Dallas, Texas

March 28, 2013

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 30, 2012 and December 25, 2011

(In thousands, except share and per share data)

	DECEMBER 30, 2012	DECEMBER 25, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,855	$2,827
Accounts receivable	564	447
Lease incentives receivable	4,213	2,100
Inventories	621	617
Prepaid expenses and other current assets	1,730	1,034

Total current assets	12,983	7,025
Property and equipment, net	68,414	48,114
Other assets and intangible assets, net	2,355	3,192
Deferred offering costs	—	1,638
Tradename	21,900	21,900
Goodwill	24,069	24,069

Total assets	$129,721	$105,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,463	$2,082
Accrued liabilities	11,156	7,765
Deferred lease incentives	1,044	723
Current maturities of long-term debt	—	713

Total current liabilities	15,663	11,283

Deferred tax liability, less current portion	4,186	2,676
Accrued deferred rent	1,902	1,045
Deferred lease incentives, less current portion	15,507	10,388
Long-term debt, less current maturities	5,000	54,487

Total liabilities	42,258	79,879

Commitments and contingencies

Temporary equity
Common stock subject to put options, 30,209 shares at December 25, 2011	—	432

Stockholders’ equity
Common stock, $0.01 par value; 11,818,345 shares authorized and 208,505 shares issued and outstanding at December 25, 2011; 60,000,000 shares authorized and 15,918,427 shares issued and outstanding at December 30, 2012	159	2
Convertible preferred stock, $0.01 par value; 10,657,252 shares authorized, issued and outstanding at December 25, 2011; liquidation preference of $15,799 at December 25, 2011; 15,000,000 shares authorized and no shares issued or outstanding at December 30, 2012	—	107
Paid-in capital	80,307	23,978
Retained earnings	6,997	1,540

Total stockholders’ equity	87,463	25,627

Total liabilities and stockholders’ equity	$129,721	$105,938

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Fiscal Years Ended December 30, 2012, December 25, 2011 and December 26, 2010

(In thousands, except share and per share data)

	DECEMBER 30, 2012	DECEMBER 25, 2011	DECEMBER 26, 2010
Revenue	$172,640	$130,583	$94,908

Costs and expenses
Cost of sales	46,475	36,139	25,626
Labor	55,223	41,545	30,394
Operating	24,498	19,297	14,292
Occupancy	10,332	7,622	5,654
General and administrative	9,358	7,478	5,293
Advisory agreement termination fee	2,000	—	—
Secondary offering costs	228	—	—
Settlement with former director	—	245	—
Marketing	1,319	964	655
Restaurant pre-opening	3,383	3,385	1,959
Depreciation and amortization	6,528	4,448	2,732

Total costs and expenses	159,344	121,123	86,605

Income from operations	13,296	9,460	8,303
Loss on extinguishment of debt	1,673	78	—
Interest expense, net	3,923	4,284	3,584

Income before income taxes	7,700	5,098	4,719
Income tax expense	2,243	1,634	1,428

Net Income	5,457	3,464	3,291
Undistributed earnings allocated to participating interests	2,171	3,423	5,617

Net income (loss) available to common stockholders	$3,286	$41	$(2,326)

Net income (loss) per common share:
Basic	$0.48	$0.21	$(17.18)

Diluted	$0.37	$0.20	$(17.18)

Weighted-average shares outstanding:
Basic	6,809,576	191,166	135,392

Diluted	12,893,290	10,852,651	135,392

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Fiscal Years Ended December 30, 2012, December 25, 2011 and December 26, 2010

(In thousands, except share and per share data)

	COMMON STOCK		CONVERTIBLE PREFERRED STOCK		PAID-IN CAPITAL	RETAINED EARNINGS	TOTAL

	SHARES	AMOUNT	SHARES	AMOUNT
Balance, December 27, 2009	134,914	$1	10,049,572	$101	$30,384	$1,434	$31,920
Stock-based compensation	—	—	—	—	310	—	310
Sale of stock	34,892	1	607,680	6	5,344	—	5,351
Deferred compensation contributed by stockholder	—	—	—	—	96	—	96
Net income	—	—	—	—	—	3,291	3,291

Balance, December 26, 2010	169,806	2	10,657,252	107	36,134	4,725	40,968
Stock-based compensation	—	—	—	—	352	—	352
Non-cash settlement with former director	—	—	—	—	70	—	70
Dividends declared and paid	—	—	—	—	(12,361)	(6,649)	(19,010)
Sale of stock and exercise of stock options	38,699	—	—	—	183	—	183
Temporary equity related to put option	—	—	—	—	(432)	—	(432)
Deferred compensation contributed by stockholder	—	—	—	—	32	—	32
Net income	—	—	—	—	—	3,464	3,464

Balance, December 25, 2011	208,505	2	10,657,252	107	23,978	1,540	25,627
Stock-based compensation	—	—	—	—	329	—	329
Purchase of stock	(15,627)	—	(1,640,035)	(17)	(22,457)	—	(22,474)
Sale of common stock from initial public offering, net of fees and expenses	6,708,332	67	—	—	78,025	—	78,092
Expiration of put option reclassed from temporary equity	—	—	—	—	432	—	432
Conversion of convertible preferred stock to common stock	9,017,217	90	(9,017,217)	(90)	—	—	—
Net income	—	—	—	—	—	5,457	5,457

Balance, December 30, 2012	15,918,427	$159	—	$—	$80,307	$6,997	$87,463

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Fiscal Years Ended December 30, 2012, December 25, 2011 and December 26, 2010

(In thousands)

	YEAR ENDED
	DECEMBER 30, 2012	DECEMBER 25, 2011	DECEMBER 26, 2010
Cash flows from operating activities:
Net income	$5,457	$3,464	$3,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,528	4,448	2,732
Amortization of loan origination costs	248	285	188
Write-off of loan origination costs associated with paydown of long-term debt	1,673	78	—
Stock-based compensation	329	352	310
Deferred compensation contributed by shareholder	—	32	96
Non-cash settlement with former director	—	70	—
Loss on disposal of property and equipment	56	44	51
Amortization of deferred lease incentives	(848)	(620)	(241)
Deferred income taxes	1,760	1,198	1,218
Changes in operating assets and liabilities:
Accounts receivable	(117)	(44)	(188)
Inventories	(4)	(204)	(107)
Prepaid expenses and other current assets	(696)	(80)	(43)
Lease incentives receivable	(2,113)	1,936	(2,962)
Lease origination costs	(179)	(152)	(227)
Accounts payable	1,381	204	217
Accrued liabilities	3,904	2,767	754
Deferred lease incentives	7,145	3,425	6,663

Net cash provided by operating activities	24,524	17,203	11,752
Cash flows from investing activities:
Acquisition of property and equipment	(26,834)	(20,452)	(16,370)
Acquisition of other assets	(412)	(345)	(272)
Net proceeds on note receivable	—	115	(4)

Net cash used in investing activities	(27,246)	(20,682)	(16,646)
Cash flows from financing activities:
Payments on long-term debt	(82,000)	(28,482)	(1,232)
Borrowings on long-term debt	29,500	52,500	1,300
Dividend payments	—	(19,010)	—
Purchase of stock	(22,474)	—	—
Proceeds from sale of common stock, net of underwriting fees	81,104	183	5,351
Deferred offering costs	(2,137)	(875)	—
Borrowings under revolving line of credit	7,250	3,700	2,500
Payments under revolving line of credit	(4,950)	(3,250)	(1,750)
Loan origination costs	(543)	(1,797)	—

Net proceeds provided by financing activities	5,750	2,969	6,169
Net increase (decrease) in cash and cash equivalents	3,028	(510)	1,275
Cash and cash equivalents, beginning of period	2,827	3,337	2,062

Cash and cash equivalents, end of period	$5,855	$2,827	$3,337

Supplemental cash flow disclosures:
Interest paid	$4,227	$4,060	$3,700

Income taxes paid	$382	$317	$197

Deferred offering costs not yet paid	$—	$763	$—

Deferred offering costs paid in 2011 reclassed to equity	$875	$—	$—

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Chuy’s Holdings, Inc., a Delaware corporation (the “Company”), through its wholly owned subsidiary, Chuy’s Opco, Inc., owns and operates restaurants in Texas and seven states in the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company had 39, 31, and 23 restaurants, as of December 30, 2012 December 25, 2011, and December 26, 2010, respectively.

Chuy’s was founded in Austin, Texas in 1982 and prior to 2006, operated as Chuy’s Comida Deluxe, Inc. (“Chuy’s”). The Company was incorporated and acquired Chuy’s in November 2006. Goode Chuy’s Holdings, LLC, an affiliate of Goode Partners LLC (the “Sponsor”), was the controlling stockholder. Subsequent to December 30, 2012, in connection with the secondary offering, the sponsor is no longer the controlling stockholder.

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

All share and per share data have been retroactively restated on the accompanying financial statements to give effect to the reverse stock split for all periods presented. See Note 15 Reverse Stock Split.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year

The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal year ended December 30, 2012 consisted of 53 weeks. The fiscal years ended December 25, 2011 and December 26, 2010 each had 52 weeks.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from estimates.

Cash and Cash Equivalents

The Company considers all cash and short-term investments with original maturities of three months or less as cash equivalents. Amounts receivable from credit card processors are considered cash equivalents because they are both short in term and highly liquid in nature, and are typically converted to cash within three business days of the sales transactions.

Lease Incentives Receivable

Lease incentives receivable consist of receivables from landlords provided for under the lease agreements to finance leasehold improvements.

Inventories

Inventories consist of food, beverage, and merchandise and are stated at the lower of cost (first-in, first-out method) or market.

Restaurant Pre-opening Costs

Restaurant pre-opening costs consist primarily of manager salaries, relocation costs, supplies, recruiting expenses, travel and lodging, pre-opening activities, employee payroll and related training costs for employees at the new location. The Company expenses such pre-opening costs as incurred. Pre-opening costs also include rent recorded during the period between date of possession and the restaurant opening date.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture and fixtures. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset, which range from 3 to 7 years. Expenditures for major additions and improvements are capitalized. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term, including option periods that are reasonably assured of renewal, or the estimated useful life of the asset, which range from 5 to 20 years.

Leases

The Company leases land and/or buildings for its corporate office and all of its restaurants under various long-term operating lease agreements. The Company uses a lease life that begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments (“Rent Holiday”).

Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases and those with a Rent Holiday, the Company recognizes the related rent expense on a straight-line basis over the lease term and records the difference between the amounts charged to operations and amounts paid, as accrued deferred rent.

In addition, certain of the Company’s operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of the target is considered probable.

Leasehold improvements financed by the landlord through lease incentive allowances are capitalized with the lease incentive allowances recorded as deferred lease incentives. Such leasehold improvements are amortized on a straight line basis over the lesser of the life of the asset or the lease term, including option periods which are reasonably assured of renewal. Deferred lease incentives are amortized on a straight-line basis over the lease term, including option periods which are reasonably assured of renewal (the same useful life used to determine the amortization of leasehold improvements) and are recorded as a reduction of occupancy expense.

Other Assets and Intangible Assets

Other assets and intangible assets include liquor licenses, smallwares, lease acquisition costs and loan origination costs, and are stated at cost, less amortization. At the opening of a new restaurant, the initial purchase of smallwares is recorded as other assets. This balance is not amortized. Subsequent purchases of smallwares are expensed as incurred.

Goodwill

Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs tests to assess potential impairments on the first day of the fourth quarter or during the year if an event or other circumstance indicates that goodwill may be impaired. The impairment evaluation for goodwill is conducted using a two-step process. In the first step, the fair value is compared to the carrying amount, including goodwill. If the estimated fair value is less than the carrying amount, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the goodwill is determined by allocating fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. Based on the Company’s analysis, no impairment charges were recognized on goodwill for the three years ended December 30, 2012.

Indefinite Life Intangibles

Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized because there is no foreseeable limit to the cash flows generated by the intangible asset, and have no legal, contractual, regulatory, economic or competitive limiting factors.

The annual impairment evaluation for indefinite life intangible assets includes a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

Impairment of Long-lived Assets

The Company reviews long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Negative restaurant-level cash flow is considered a potential impairment indicator. In such situations, the Company evaluates fair values through support with third party sources or future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated fair value. If the carrying amount of the restaurant exceeds the estimated fair value, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value.

The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are based upon a significant degree of management judgment. The Company assesses the performance of restaurants and monitors the need for future impairment. Changes in economic environment, real estate markets, capital spending and overall operating performance could impact these estimates and result in future impairment charges.

Estimated Fair Value of Financial Instruments

The Company uses a three-tier value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of our non-financial assets and non-financial liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes in the methods or assumptions used in measuring fair value during the period.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 30, 2012 and December 25, 2011 approximate their fair value due to the short-term maturities of these financial instruments. The Company’s long-term debt has a variable interest rate and therefore re-prices frequently and entails no significant change in credit risk and as a result the fair value approximates the carrying value.

Loan Origination Costs

Loan origination costs are capitalized and amortized over the term of the related debt agreement as interest expense, using the straight line method for the secured $25,000 revolving credit facility that the Company entered into on November 30, 2012 and the effective interest method for the $67,500 senior secured credit facility that the Company entered into on May 24, 2011.

Revenue Recognition

Revenue from restaurant operations (food, beverage and alcohol sales) and merchandise sales are recognized upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances.

The Company records a liability upon the sale of gift cards and recognizes revenue upon redemption by the customer. Breakage is recognized on unredeemed gift cards based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote. Any gift card breakage was immaterial for all periods presented.

Marketing

The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed on the expected timing of those events. Advertising costs are minimal and are expensed as incurred. Marketing expense was $1,319, $964, and $655 for the years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively.

Stock-Based Compensation

The Company maintains an equity incentive plan under which it grants non-qualified stock options to purchase common stock. Options are granted with exercise prices equal to at least the fair value of the Company’s common stock at the date of grant. The fair value of stock options at the date of grant is recognized on a straight-line basis as compensation expense over the period that an employee provides service in exchange for the award, typically the vesting period. These options vest and become exercisable once the time-based vesting period lapses.

Income Tax Matters

Income tax provisions are comprised of federal and state taxes currently due, plus deferred taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized when management considers the realization of those assets in future periods to be more likely than not. Future taxable income, adjustments in temporary differences, available carryforward periods and changes in tax laws could affect these estimates.

Deferred Offering Costs

The Company incurred costs related to its initial public offering. These costs were deferred and recorded as an offset to the proceeds from the offering and recorded to equity at the time of closing.

Segment Reporting

The FASB issued Accounting Standards Codification (“ASC”) 280, Segment Reporting, which established standards for disclosures about products and services, geographic areas and major customers. The Company currently operates one reporting segment; full-service, casual dining, Mexican food restaurants.

Revenue from customers is derived principally from food and beverage sales and the Company does not rely on any major customers as a source of revenue.

Recent Accounting Pronouncements

Effective October 1, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies how entities test indefinite-lived intangible assets for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Effective January 1, 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

2. EARNINGS PER SHARE

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

In connection with the IPO, all preferred stock mandatorily converted to common stock on a 1:1 basis.

Basic EPS of common stock was computed by dividing net income, less the undistributed earnings allocated to participating interests, by the weighted-average number of shares of common stock outstanding for the period. Due to the issuance of the series X preferred stock in 2010, the basic EPS was computed by dividing net income, less the original investment of $5,000 in series X preferred stock and annualized 20.0% preferred return and the undistributed earnings allocated to participating interests, by the weighted-average number of shares of common stock outstanding for the period. The original investment in series X preferred stock and the 20.0% preferred return was required to be paid to series X preferred stockholders prior to any payment of dividends to the common stockholders. For the year ended December 26, 2010, after adjusting net income for the original investment in and the preferred return on the series X preferred stock, there was no income remaining to be allocated to the Company’s common stock or participating interests.

Diluted EPS of common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and the if converted method for dilutive convertible preferred stock. The numerator is net income less the preferred return and undistributed earnings on the series X preferred stock as this series of preferred stock was anti-dilutive using the if converted method. Options to purchase 50,026 shares of common stock for the year ended December 26, 2010, were outstanding but not included in the computation of diluted net EPS because their inclusion would have an anti-dilutive effect. For all periods presented undistributed earnings allocated to participating interests related to the series A preferred stock and series B preferred stock were not deducted from net income for purposes of calculating diluted earnings per share because the diluted earnings per share gave effect to the conversion of this preferred stock into common stock as of the beginning of the year. For the year ended December 26, 2010, the series A preferred stock and the series B preferred stock were antidilutive as a result of the net loss available to common stockholders.

The computation of basic and diluted earnings per share is as follows:

	YEAR ENDED
	DECEMBER 30, 2012	DECEMBER 25, 2011	DECEMBER 26, 2010
BASIC
Numerator:
Net income	$5,457	$3,464	$3,291
Less liquidation preference and preferred return on series X preferred stock	577	1,121	5,617
Less undistributied earnings allocated to participating interest	1,594	2,302	—

Net income (loss) available to common stockholders	$3,286	$41	$(2,326)

Denominator:
Weighted-average common shares outstanding	6,809,576	191,166	135,392

Basic earnings (loss) per common share	$0.48	$0.21	$(17.18)

DILUTED

Numerator:
Net income	$5,457	$3,464	$3,291
Less liquidation preference and preferred return on series X preferred stock	577	1,121	5,617
Less undistributed earnings allocated to participating interest	91	131	—

Net income (loss) available to common and participating stockholders	$4,789	$2,212	$(2,326)

Denominator:
Weighted-average common shares outstanding	6,809,576	191,166	135,392
Dilutive effect of preferred stock conversion	5,356,896	10,049,572	—
Dilutive effect of stock options	726,818	611,913	—

Weighted-average of diluted shares	12,893,290	10,852,651	135,392

Diluted earnings (loss) per common share	$0.37	$0.20	$(17.18)

3. CONVERTIBLE PREFERRED STOCK

As of December 25, 2011, the Company had issued three series of convertible preferred stock. A schedule of convertible preferred stock is as follows:

SERIES	NUMBER	DATE OF ISSUANCE	ORIGINAL	DIVIDEND PAID
Series A	9,062,741	November 2006	$25,000	$15,868
Series B	986,831	November 2006	2,722	1,728
Series X	607,680	May 2010	5,000	1,064

Total Preferred	10,657,252		$32,722	$18,660

Common Stock	208,505	Various	$914	$350

Total Capital Stock	10,865,757		$33,636	$19,010

There were no mandatory dividends on the convertible preferred stock.

On May 25, 2011, the Company declared and paid a special dividend (“Special Dividend”) of $1.75 per share on all outstanding shares of common and convertible preferred stock. The dividend of approximately $19,010 was paid on May 31, 2011. This Special Dividend also included a $53 dividend paid on June 15, 2011 in conjunction with a settlement with a former director (see Note 14). The table above gives a breakdown of dividends paid to holders of each series of the Company’s preferred stock and the Company’s common stock.

Each share of preferred stock was convertible at the option of the holder, at any time, without the payment of additional consideration into one share of common stock.

On April 6, 2012, the Company repurchased 15,627 and 1,640,035 shares of common and preferred stock, respectively, totaling $22,474 including expenses.

According to the Company’s certificate of incorporation and effective immediately prior to the closing of the IPO on July 27, 2012, all preferred stock mandatorily converted into common stock on a 1:1 basis.

4. PROPERTY AND EQUIPMENT

The major classes of property and equipment at December 30, 2012 and December 25, 2011 are summarized as follows:

	DECEMBER 30, 2012	DECEMBER 25, 2011
Leasehold improvements	$48,925	$34,231
Furniture, fixtures and equipment	28,056	20,554
Construction in progress	7,384	2,929

	84,365	57,714
Less accumulated depreciation	(15,951)	(9,600)

Total property and equipment, net	$68,414	$48,114

Depreciation expense was $6,478, $4,407 and $2,706 for the years ended December 30, 2012, December 30, 2011 and December 26, 2010, respectively.

5. GOODWILL, OTHER ASSETS AND OTHER INTANGIBLE ASSETS

The major classes of goodwill, other assets and other intangibles assets along with related accumulated amortization at December 30, 2012 and December 25, 2011 are summarized as follows:

	AVERAGE LIFE AT DECEMBER 30, 2012 (YEARS)	2012			2011
		GROSS AMOUNT	ACCUMULATED AMORTIZATION	NET AMOUNT	GROSS AMOUNT	ACCUMULATED AMORTIZATION	NET AMOUNT
Other assets and intangible assets, net:
Liquor license	Indefinite	$35	$—	$35	$35	$—	$35
Loan origination costs	4.9	216	(4)	212	1,796	(206)	1,590
Lease acquisition costs	13.5	908	(134)	774	729	(84)	645
Smallwares	—	1,334	—	1,334	922	—	922

Total other assets and intangible assets, net		$2,493	$(138)	$2,355	$3,482	$(290)	$3,192

Tradename		$21,900	$—	$21,900	$21,900	—	$21,900

Goodwill		$24,069	$—	$24,069	$24,069	—	$24,069

Amortization expense was $1,971, $404 and $214 for the years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively. Amortization expense for the year ended December 30, 3012 excluded a write off of loan origination costs of $1,673.

The Company’s estimated amortization expense for the following fiscal years is as follows:

	LOAN ORIGINATION COSTS	LEASE ACQUISITION COSTS	TOTAL
2013	$43	$54	$97
2014	43	54	97
2015	43	54	97
2016	43	54	97
2017	40	54	94
Thereafter	—	504	504

	$212	$774	$986

6. LONG-TERM DEBT

Long-term debt at December 30, 2012 and December 25, 2011, consists of the following:

	DECEMBER 30, 2012	DECEMBER 25, 2011
Wells Fargo – Revolving line of credit	$5,000	$—
Golub – Term A Loan	—	52,500
Golub – Revolver	—	2,700

Total long term debt	5,000	55,200
Less current maturities	—	(713)

Total long-term debt, less current maturities	$5,000	$54,487

In November 2006, the Company, entered into a credit agreement with each of Wells Fargo Capital Finance, Inc. and HBK Investments, L.P. as administrative agents to, among other things, finance the acquisition of the restaurants owned by the Company’s Founders, pay the related fees and expenses of the acquisition, and provide funds for the operation of the Company. The aforementioned credit facilities were paid off in May 2011 under the Senior Secured Credit Facility as discussed below.

Wells Fargo Credit Facility

Pursuant to the 2006 credit agreement, the Company entered into two term loans, Term A Loan in the amount of $5,000, a New Unit Term Loan, in the amount of $15,000, and a Working Capital Revolving Line of Credit of up to $5,000.

The Company had two interest rate options, one was a rate based on prime rate plus an applicable margin that ranged from 1.25% to 2% per annum and the other was an interest rate based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin that ranged from 3% to 3.75% per annum. As of December 26, 2010, the weighted average interest rate for debt outstanding under our Wells Fargo Credit Facility was 8.6%. In addition, the Company paid an annual commitment fee of 0.5% on the unused portion of the Working Capital Revolving Line of Credit. On May 24, 2011, the Company repaid the amount outstanding under and terminated the Wells Fargo Credit Facility.

HBK Credit Facility

The Company also entered into a $10,000 Term B Loan facility with HBK Investments, L.P. as administrative agent. This note bore interest at the greater of the base rate plus an applicable margin or LIBOR plus an applicable margin. As of December 26, 2010, the Term B Loan interest rate was 14%. On May 24, 2011, the Company repaid the amount outstanding under and terminated the HBK Credit Facility.

Senior Secured Credit Facility

On May 24, 2011, the Company entered into a $67,500 senior credit facility with a syndicate of financial institutions and other entities with respect to a senior secured credit facility. This senior secured credit facility provided for, (a) $5,000 Revolving Credit Facility, (b) $52,500 Term A Loan, (c) $10,000 Delayed Draw Term B Loan and (d) $20,000 Incremental Term Loan. All loans, if utilized, bore interest at a variable rate based on prime or federal funds (Index Rate) or LIBOR plus an applicable margin at the Company’s election based on the Company’s total leverage ratio. As of December 25, 2011, the interest rate was 8.5%. The term loan required quarterly principal payments of $131. Lastly, the Company was required to pay a commitment fee to lenders under the revolving credit facility with respect to the unused commitments thereunder at a rate equal to 0.5%. These loans were secured by a first priority lien on substantially all of the Company’s assets.

The Company did not elect to draw the Delayed Draw Term B Loan or the Incremental Term Loan.

As a result of entering into the senior secured credit facility, the Company recorded a $78 loss on extinguishment of debt to write off the unamortized loan origination fees related to the retired credit facility. The Company paid loan origination costs of $1,800 related to the senior secured credit facility.

On March 21, 2012, the Company entered into a credit facility amendment (the “Amendment”). The Amendment provided for an additional draw on its Term A Loan of $25,000 which increased the outstanding principal amount of the Term A Loan from $52,369 to $77,369. This incremental loan had the same terms and covenants as the existing senior credit facility and quarterly principal payments were increased from $131 to $194.

The proceeds of the loan were used for a $2,000 termination payment to the Sponsor to terminate its advisory agreement effective March 21, 2012 (see Note 12 Commitments and Contingencies), $575 in estimated fees and expenses related to the incremental loan, and $22,474 to repurchase shares of the Company’s common and preferred stock.

In connection with the IPO, the Company used the proceeds from the offering and additional Company funds to repay approximately $79,400 of the Company’s loans outstanding under the Company’s credit facility.

As a result of the repayment of outstanding loans with the proceeds from the offering, the Company recorded a $1,582 loss on extinguishment of debt to write off the unamortized loan origination fees related to the portion of long term debt that was repaid.

New Revolving Credit Facility

On November 30, 2012, the Company entered into a secured $25,000 revolving credit facility (the “New Revolving Credit Facility”) with Wells Fargo Bank, National Association. On that same date, the Company borrowed $5,000 under the New Revolving Credit Facility to pay fees and expenses associated with the New Revolving Credit Facility and to repay the outstanding borrowings under its prior senior secured credit facility.

The New Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company’s leverage ratio and (c) includes a sub-facility for letters of credit up to an aggregate amount of $5,000. All borrowings under the New Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate, which is the highest of the prime rate, federal funds rate or one month LIBOR plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s total leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of December 30, 2012, this interest rate was 2.07%

The New Revolving Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio and a minimum fixed charge coverage ratio.

As a result of entering into the New Revolving Credit Facility, the Company recorded an expense of $91 to write off the unamortized loan origination fees related to the retired senior secured credit facility. The Company paid loan origination costs of approximately $216 related to the New Revolving Credit Facility, and will amortize these loan origination costs over the term of the credit agreement.

The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.

7. ACCRUED LIABILITIES

The major classes of accrued liabilities at December 30, 2012 and December 25, 2011 are summarized as follows:

	DECEMBER 30,	DECEMBER 25,
	2012	2011
Accrued compensation and related benefits	$4,289	$2,500
Other accruals	3,020	1,552
Sales, property, and liquor taxes	2,772	1,787
Deferred gift card revenue	1,062	846
Accrued interest	13	317
Accrued offering expenses	—	763

Total accrued liabilities	$11,156	$7,765

8. LEASES

The Company leases land and buildings for its corporate office and all of its restaurants under various long-term operating lease agreements. The initial lease terms range from 10 years to 20 years and currently expire between 2016 and 2032. The leases include renewal options for 5 to 20 additional years. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance (“CAM”) charges, and various other expenses related to properties.

Rent expense is paid to various landlords including several companies owned and controlled by certain of the Company’s minority stockholders.

At December 30, 2012, the future minimum rental commitments under non-cancellable operating leases, for opened restaurants and those under development, including option periods that are reasonably assured of renewal are as follows:

	RELATED PARTY	UNRELATED PARTIES	TOTAL
Fiscal year ending:
2013	$1,851	$7,424	$9,275
2014	1,873	8,373	10,246
2015	1,887	8,495	10,382
2016	1,909	8,515	10,424
2017	1,306	8,381	9,687
Thereafter	2,286	79,175	81,461

Total minimum lease payments	$11,112	$120,363	$131,475

Additionally, the Company has entered in to one lease agreement related to the development of a future restaurant subsequent to December 30, 2012. The Company’s aggregate future commitment relating to this lease is $3.5 million.

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent based on sales or increases in the Consumer Price Index. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis. Rent expense, excluding real estate taxes, CAM charges, insurance, deferred lease incentives and other expenses related to operating leases for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 consists of the following:

	2012	2011	2010
Miminum rent—related parties	$1,879	$1,749	$1,663
Contingent rent—related parties	531	472	409

Total rent—related parties	2,410	2,221	2,072

Miminum rent—unrelated parties	5,968	4,028	2,582
Contingent rent—unrelated parties	272	197	96

Total rent—unrelated parties	6,240	4,225	2,678

Total minimum and contingent rent	$8,650	$6,446	$4,750

9. EMPLOYEE BENEFIT PLAN

The Chuy’s Opco, Inc. 401(k) plan, (the “401(k) Plan”), is a defined contribution plan covering all eligible employees. The 401(k) Plan provides for employee salary deferral contributions up to the maximum amount allowable by the Internal Revenue Service (“IRS”), as well as Company discretionary matching contributions. Company contributions relating to the 401(k) Plan were $119, $80 and $50 for the years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively.

10. STOCK-BASED COMPENSATION

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

Stock-based compensation cost recognized in the accompanying consolidated statements of income was $329, $352 and $310 for the years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively. A summary of stock-based compensation activity and changes during the fiscal year ended December 30, 2012 are as follows:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (YEAR)	AGGREGATE INTRINSIC VALUE
Outstanding and expected to vest at December 25, 2011	970,273	$4.36
Granted	88,297	15.63
Forfeited	(5,709)	9.34

Outstanding and expected to vest at December 30, 2012	1,052,861	$5.28	5.19	$18,058

Exercisable at December 30, 2012	857,072	$3.84	4.57	$15,930

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of December 30, 2012 and multiplying this result by the related number of options outstanding and exercisable at December 30, 2012. The fair value of the common stock as of December 30, 2012 used in the above calculation was $22.43 per share, the closing price of the Company’s common stock on the Nasdaq Stock Market on December 28, 2012.

The weighted-average grant date fair value of options granted was $6.07, $5.71 and $4.17 for the years ended December 30, 2012, December 25, 2011, December 26, 2010, respectively, as estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2011	2010
Dividend yield	0%	0%	0%
Expected volatility	44%	44%	44%
Risk-free rate of return	0.68%	3.36%	3.36%
Expected life	5 years	7.5 years	7 years

The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected life of options granted during 2010 and 2011 was based on the simplified method of estimating expected term. The expected term of options granted during 2012 was based on a representative peer group with similar employee groups and expected behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.

There was $796 of total unrecognized compensation costs related to options granted under the Plan as of December 30, 2012. These costs will be recognized through the year 2017. As of December 30, 2012, in the event of a change of control, $597 of the Company’s unrecognized compensation costs would be immediately recognized.

One significant factor in determining the fair value of the Company’s options, when using the Black-Scholes option pricing model, is the fair value of the common stock underlying those stock options. The Company was a private company with no active public market for its common stock prior to its IPO. During that time, the fair value of the common stock underlying the stock options was determined by the Company’s board of directors, which intended to grant all stock options with an exercise price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The Company has determined the estimated per share fair value of its common stock on a quarterly basis using a contemporaneous valuation determined by the Company’s board of directors based upon information available to it at the time of the valuation. The fair value of the Company’s common stock was based on an analysis of relevant metrics, including the following:

(a) The rights, privileges and preferences of the Company’s convertible preferred stock;

(b) The Company’s operating and financial performance;

(c) The hiring of key personnel;

(d) The risks inherent in the development and expansion of the Company’s restaurants;

(e) The fact that the option grants involve illiquid securities in a private company;

(f) The likelihood of achieving a liquidity event, such as an initial public offering or sale of our company;

(g) An estimated enterprise value determined by applying a consistent multiple to the Company’s earnings before interest, taxes, depreciation and amortization; and

(h) Financial metrics of publicly traded companies in the Company’s peer group.

In addition, at December 25, 2011, as part of the Company’s valuation analysis, the board of directors obtained a contemporaneous valuation study from an independent third-party valuation firm. In performing its valuation analysis, the valuation firm engaged in discussions with management, analyzed historical and forecasted financial statements and reviewed the Company’s corporate documents. In addition, these valuation studies were based on a number of assumptions, including industry, general economic, market and other conditions that could reasonably be evaluated at the time of the valuation.

After the consummation of the IPO, the fair value of the Company’s common stock is based on the market price as quoted by the Nasdaq Stock Market.

11. INCOME TAXES

The provision for federal income taxes for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 consisted of the following:

	2012	2011	2010
Current Income Tax Expense
Federal	$—	$—	$—
State	483	436	210

Total Current income tax expense	483	436	210

Deferred income tax expense
Federal	1,552	755	1,006
State	208	443	212

Total deferred income tax expense	1,760	1,198	1,218

Total income tax expense	$2,243	$1,634	$1,428

Temporary difference between tax and financial reporting basis of assets and liabilities that give rise to the deferred income tax assets (liabilities) and their related tax effects at December 30, 2012 and December 25, 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$5,800	$5,997
Accrued liabilities	773	417
General business credits	4,464	3,144
Stock-based compensation	551	443
Other	62	91

Total deferred tax assets	11,650	10,092

Deferred tax liability:
Intangibles	(6,058)	(5,037)
Prepaid expenses	(298)	(199)
Property and equipment	(9,213)	(7,295)
Other	(542)	(262)

Total deferred tax liabilities	(16,111)	(12,793)

Net deferred liabilities	$(4,461)	$(2,701)

The Company’s net operating loss carry forward of $17,060 at December 30, 2012 will expire between 2028 and 2031. As of December 30, 2012, the Company has tax credits of $4,464 expiring in 2032. The following is a table showing the net operating loss by year of expiration:

YEAR CREATED	NET OPERATING LOSS	YEAR EXPIRING
2008	$3,696	2028
2009	2,883	2029
2010	3,144	2030
2011	7,337	2031

	$17,060

Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence are considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. The Company believes that it will realize all of the deferred tax assets. Therefore, no valuation allowance has been recorded.

The effective income tax expense differs from the federal statutory tax expense for the fiscal years ended December 30, 2012, December 25, 2011 and December 26, 2010 as follows:

	YEAR ENDED
	DECEMBER 30, 2012	DECEMBER 25, 2011	DECEMBER 26, 2010
Expected income tax expense	$2,618	$1,733	$1,604
State tax expense, net of federal benefit	456	580	278
Non-deductible compensation	457	354	273
FICA tip credit	(1,342)	(1,040)	(706)
Other	54	7	(21)

Income tax expense	$2,243	$1,634	$1,428

Federal tax standards require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The standards also require that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. As of December 30, 2012 and December 25, 2011, the Company recognized no liability for uncertain tax positions.

It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision. However, the Company currently has no penalties or interest related to income taxes. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 27, 2009 through December 30, 2012.

12. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In connection with the Sponsor’s investment in 2006, the Company entered into an advisory agreement with the Sponsor, pursuant to which the Sponsor provides the Company with certain financial advisory services. In exchange for these services, the Company paid the Sponsor an aggregate annual management fee equal to $350 and reimbursed them for out-of-pocket expenses incurred by it in connection with the provision of services pursuant to the agreement. On March 21, 2012, the Company paid a $2,000 termination payment to the Sponsor to terminate its advisory agreement and no further payments are required under the advisory agreement. Payments to the Sponsor were $2,094, $373 and $375 for the years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively.

13. RELATED PARTY TRANSACTIONS

The Company has related party transactions with the Sponsor, the founders and the Chief Executive Officer as described below:

Sponsor

The Company was party to an advisory agreement under which the Sponsor provided certain financial advisory services. See Note 12 Commitments and Contingencies.

In May 2010, the Company sold 607,680 shares of series X convertible preferred stock to the Sponsor and their affiliates. The aggregate proceeds were $5,000 and were used for general corporate purposes.

Founders

The Company leases its corporate office and six restaurant locations from entities owned by its founders. See Note 8 Leases.

The Company entered into a management agreement in November 2006 with Three Star Management, Ltd. (an entity owned by its founders) to provide management services, such as administrative, accounting and human resources support, to Three Star Management’s restaurants. In connection with this agreement, the Company received management fees of $40, $40 and $40 for fiscal years 2012, 2011 and 2010, respectively.

Purchase of Common Stock by Company Executives

In April 2009, the Company sold 33,411 shares of common stock at a price of $5.99 per share for an aggregate purchase price of $200 to Frank Biller, the Company’s Vice President of Operations, Southeast Region.

In December 2010, the Company sold 9,969 shares of common stock at a price per share of $10.04 for an aggregate purchase price of $100 to both Ted Zapp, Vice President of Operations and Sharon Russell, Chief Administrative Officer and 4,984 shares of common stock at a price per share of $10.04 for an aggregate purchase price of $50 to Michael Hatcher, Vice President of Real Estate and Development.

Pursuant to the Chief Financial Officer joining the Company, the Company agreed to sell 8,489 shares of common stock at a price per share of $11.78 for an aggregate purchase price of $100 on August 15, 2011.

The price per share of each of these common stock purchases by Company executives was estimated to be the fair value of the stock at the date of purchase as determined by the quarterly contemporaneous valuation completed by the Company’s board of directors. For additional information on the contemporaneous valuation, see Note 10 Stock-Based Compensation. Since this stock was sold to each of the officers at its fair value, no stock-based compensation expense was recorded.

14. SETTLEMENT WITH FORMER DIRECTOR

In June 2011, the Company entered into a settlement agreement with a former director. The settlement agreement provided the Company pay the former director a settlement of $175 and a special dividend of approximately $53 on shares issued upon exercise of stock options. The settlement was paid on June 16, 2011.

Prior to the settlement being paid, the former director exercised his stock options and purchased 30,209 shares of common stock. As part of the settlement, the Company granted a one-time put option for $14.48 per share for the 30,209 shares purchased. At anytime from June 15, 2012, to August 13, 2012, the former director may by written notice require the Company to repurchase all or a portion of these shares at a price of $14.48 per share. The Company reviewed this arrangement and determined that the stock be considered temporary equity and classified as common stock subject to put options. The Company recorded the common stock subject to put options at fair value on the date of issuance totaling $426 which was reclassified from stockholders equity to temporary equity, including $70 recorded as settlement expense. This fair value was determined by adding $70, the excess of the aggregate put price of the shares over the aggregate fair value of the shares at the issue date, discounted for the period from the issue date through the expected exercise date, to $356, the aggregate fair value of the shares at the date of the settlement, for a total fair value at the issue date of $426. The fair value per share of the stock at the date of the settlement agreement of $11.78 was determined by the most recent quarterly contemporaneous valuation performed by the board of directors. The common stock subject to the put option is reflected as common stock subject to put option on the accompanying balance sheet. The Company accreted changes in fair value to the redemption value over the period from the date of issuance to the earliest redemption date on a straight line basis. At December 25, 2011 the recorded balance of $432 consisted of the aforementioned $426 and accretion of $6 from the date of the settlement agreement to December 25, 2011. On August 13, 2012 the put option expired and $432 was reclassed from temporary equity.

15. REVERSE STOCK SPLIT

In connection with the initial public offering, on July 11, 2012, the Company amended its certificate of incorporation to effect a 2.7585470602469:1 reverse stock split of the Company’s common stock, series A preferred stock, series B preferred stock and series X preferred stock. Concurrent with the reverse stock split, the Company adjusted the number of shares subject to and the exercise price of our outstanding stock option awards under the Plan such that the holders of the options are in the same economic position both before and after the reverse stock split. Immediately prior to the Company’s IPO, the Company amended and restated its certificate of incorporation to convert each outstanding share of its series A preferred stock, series B preferred stock and series X preferred stock into common stock on a 1:1 basis.

Under the ASC 718, Stock Based Compensation, changes in the terms of stock options in conjunction with an equity restructuring such as a reverse stock split are deemed to be modifications. In order to determine whether the modification results in additional compensation cost, the fair value of the awards immediately after the equity restructuring will be compared to the corresponding fair values immediately prior to the equity restructuring. The aggregate fair value of the stock options prior to the restructuring will approximate the aggregate fair value immediately after the equity restructuring and therefore will require no adjustment to stock-based compensation expense.

As a result of the reverse stock split, all previously reported share amounts, including options in the accompanying financial statements and related notes have been retrospectively restated to reflect the reverse stock split.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2012 and fiscal 2011 (in thousands, except per share data):

	2012
	MARCH 25	JUNE 24	SEPTEMBER 23	DECEMBER 30
Revenue	$37,476	$43,545	$44,939	$46,680
Operating income (1)	1,826	4,354	3,416	3,700
Net income (2)	381	1,731	790	2,555
Basic earnings per share	$0.01	$0.16	$0.05	$0.05
Diluted earnings per share	$0.01	$0.15	$0.05	$0.05

	2011
	MARCH 27	JUNE 26	SEPTEMBER 25	DECEMBER 25
Revenue	$29,209	$32,997	$35,115	$33,262
Operating income (3)	2,702	1,888	2,938	1,932
Net income	1,264	674	1,208	318
Basic earnings per share	$0.09	$0.05	$0.08	$0.02
Diluted earnings per share	$0.09	$0.04	$0.08	$—

(1)	Contains a termination payment to the Sponsor to terminate its advisory agreement, in the first quarter of 2012, which decreased income from operations by $2,000; contains expenses related to the secondary offering , in the fourth quarter of 2012, which decreased income from operations by $228.
(2)	Contains a write off of unamortized loan origination fees related to the portion of long term debt that was repaid, in the third quarter of 2012, which decreased net income by $1,134.
(3)	Contains a recording of a settlement with a former director and the payment of a one-time cash bonus to certain members of management, in the second quarter of 2011, which decreased income from operations by $1,264.

17. SUBSEQUENT EVENTS

Subsequent to December 30, 2012, the Company opened two new restaurants for a total of 41 restaurants.

On January 30, 2013, a secondary public offering of the Company’s common stock was completed by certain of the Company’s existing shareholders. The selling shareholders sold 5,175,000 previously outstanding shares, including 675,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the offering. The selling shareholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company will incur approximately $550,000 in costs and registration expenses related to the offering, of which $228,000 was expensed during the fourth quarter of 2012.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through the date of issuance.