Form 10-Q
period 2013-03-31
CHUY'S HOLDINGS, INC.
filed 2013-05-10
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-35603
__________________________________
CHUY’S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
 __________________________________

DELAWARE	20-5717694
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1623 TOOMEY ROAD AUSTIN, TEXAS	78704
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (512) 473-2783
 __________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at May 6, 2013 was 16,228,731.

Part I—Financial Information
Item 1.    Financial Statements
Chuy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2013	December 30, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,096	$5,855
Accounts receivable	708	564
Lease incentives receivable	4,943	4,213
Inventories	642	621
Prepaid expenses and other current assets	1,920	1,730
Total current assets	11,309	12,983
Property and equipment, net	72,501	68,414
Other assets and intangible assets, net	2,459	2,355
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$132,238	$129,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,144	$3,463
Accrued liabilities	9,346	11,156
Deferred lease incentives	1,044	1,044
Total current liabilities	13,534	15,663
Deferred tax liability, less current portion	3,945	4,186
Accrued deferred rent	2,210	1,902
Deferred lease incentives, less current portion	16,434	15,507
Long-term debt, less current maturities	5,000	5,000
Total liabilities	41,123	42,258
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.01 par value; 60,000,000 shares authorized and 15,918,427 shares issued and outstanding at December 30, 2012; 60,000,000 shares authorized and 16,228,731 shares issued and outstanding at March 31, 2013	162	159
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 30, 2012 or March 31, 2013	—	—
Paid-in capital	81,315	80,307
Retained earnings	9,638	6,997
Total stockholders’ equity	91,115	87,463
Total liabilities and stockholders’ equity	$132,238	$129,721

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
Revenue	$46,698	$37,476
Costs and expenses:
Cost of sales	12,557	9,948
Labor	14,975	11,943
Operating	6,547	5,252
Occupancy	2,891	2,280
General and administrative	2,795	1,785
Advisory agreement termination fee	—	2,000
Secondary offering costs	417	—
Marketing	352	283
Restaurant pre-opening	971	754
Depreciation and amortization	1,968	1,405
Total costs and expenses	43,473	35,650
Income from operations	3,225	1,826
Interest expense	33	1,282
Income before income taxes	3,192	544
Income tax expense	551	163
Net income	2,641	381
Undistributed earnings allocated to participating interests	—	379
Net income available to common stockholders	$2,641	$2
Net income per common share:
Basic	$0.16	$0.01
Diluted	$0.16	$0.01
Weighted-average shares outstanding:
Basic	16,111,286	208,505
Diluted	16,577,053	10,906,805

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
Cash flows from operating activities:
Net income	$2,641	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,968	1,405
Amortization of loan origination costs	11	89
Stock-based compensation	98	61
Loss on disposal of property and equipment	4	4
Amortization of deferred lease incentives	(266)	(191)
Deferred income taxes	(241)	55
Changes in operating assets and liabilities:
Accounts receivable	(144)	35
Inventories	(21)	98
Prepaid expenses and other current assets	(190)	279
Lease incentives receivable	(730)	(1,663)
Lease origination costs	(30)	(25)
Accounts payable	(319)	809
Accrued liabilities	(1,502)	(304)
Deferred lease incentives	1,193	1,864
Net cash provided by operating activities	2,472	2,897
Cash flows from investing activities:
Purchase of property and equipment	(6,045)	(6,507)
Purchase of other assets	(91)	(94)
Net cash used in investing activities	(6,136)	(6,601)
Cash flows from financing activities:
Payments on long-term debt	—	(131)
Borrowings on long-term debt	—	25,000
Deferred offering costs	—	(218)
Borrowings under revolving line of credit	—	2,250
Loan origination costs	(8)	(328)
Proceeds from the exercise of stock options	913	—
Net cash provided by financing activities	905	26,573
Net increase (decrease) in cash and cash equivalents	(2,759)	22,869
Cash and cash equivalents, beginning of period	5,855	2,827
Cash and cash equivalents, end of period	$3,096	$25,696
Supplemental cash flow disclosures:
Interest paid	$54	$1,185
Income taxes paid	$182	$52
Deferred offering cost not yet paid	$—	$588

See notes to the Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. BASIS OF PRESENTATION
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of March 31, 2013, the Company operated 41 restaurants in eight states.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2012.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.
We operate on a 52- or 53- week fiscal year that ends on the last Sunday of the calender year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2012 fiscal year consisted of 53 weeks and our 2013 fiscal year will consist of 52 weeks.
On January 30, 2013, a secondary public offering of the Company’s common stock was completed by certain of the Company’s existing stockholders. The selling stockholders sold 5,175,000 previously outstanding shares, including 675,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the offering. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred approximately $550,000 in costs and registration expenses related to the offering, of which $302,000 was expensed during the thirteen weeks ended March 31, 2013.
In addition to the January 2012 offering, in April 2013 a follow-on secondary public offering was completed by certain of the Company's existing stockholders (see Note 8 for further discussion).
2. RECENT ACCOUNTING PRONOUNCEMENTS
We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.
3. EARNINGS PER SHARE
The number of shares and earnings per share (“EPS”) data for all periods presented are based on the historical weighted-average shares of common stock outstanding. EPS for the thirteen weeks ended March 25, 2012 is computed using the two-class method. The two-class method determines EPS for common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings. The Company’s convertible preferred stockholders were entitled to receive dividends in the event dividends on the Company’s common stock were declared. As a result, the shares of the Company’s convertible preferred stock were deemed to be participating securities.
In connection with the Company's initial public offering ("IPO"), on July 11, 2012, the Company’s certificate of incorporation was amended to effect a 2.7585470602469:1 reverse stock split. Also in connection with the closing of the IPO, all shares of series A preferred stock, series B preferred stock and series X preferred stock were converted into common stock.
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

The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
BASIC
NUMERATOR:
Net income	$2,641	$381
Less: liquidation preference and preferred return on series X preferred stock	—	313
Less: undistributed earnings allocated to participating interest	—	66
Net income available to common stockholders	$2,641	$2
DENOMINATOR:
Weighted-average common shares outstanding	16,111,286	208,505
Basic net income per common share	$0.16	$0.01
DILUTED
NUMERATOR:
Net income	$2,641	$381
Less: liquidation preference and preferred return on series X preferred stock	—	313
Less: undistributed earnings allocated to participating interest	—	4
Net income available to common and participating stockholders	$2,641	$64
DENOMINATOR:
Weighted-average common shares outstanding	16,111,286	208,505
Dilutive effect of preferred stock conversion	—	10,049,572
Dilutive effect of stock options	465,767	648,728
Weighted-average of diluted shares	16,577,053	10,906,805
Diluted net income per common share	$0.16	$0.01

4. STOCK-BASED COMPENSATION
The Company has outstanding awards under the 2006 Plan. The outstanding options vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. In connection with the IPO, the Company terminated the 2006 Plan, and no further awards will be granted under the 2006 Plan. The termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern those outstanding awards.
In connection with the IPO, the Company adopted the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) which allows the Company’s Board of Directors to grant stock options, restricted stock, and other equity-based awards to directors, officers, and key employees of the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The outstanding options vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. As of March 31, 2013, a total of 1,095,068 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated income statements was $98,000 and $61,000 for the thirteen weeks ended March 31, 2013 and March 25, 2012, respectively.

A summary of stock-based compensation activity and changes for the thirteen weeks ended March 31, 2013 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 30, 2012	1,052,861	$5.28
Granted	130,432	28.51
Exercised	(310,304)	2.87
Forfeited	(2,175)	8.22
Outstanding and expected to vest at March 31, 2013	870,814	$9.61	5.98	$20,003
Exercisable at March 31, 2013	589,118	$4.69	4.62	$16,433
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of March 31, 2013 and multiplying this result by the related number of options outstanding and exercisable at March 31, 2013. The estimated fair value of the common stock as of March 31, 2013 used in the above calculation was $32.58 per share, the closing price of the Company’s common stock on March 28, 2013, the last trading day of the first quarter.
The weighted-average grant date fair value of options granted during the thirteen weeks ended March 31, 2013 was $10.95 per share, as estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

2013
Dividend yield	0%
Expected volatility	43%
Risk-free rate of return	0.77%
Expected life (in years)	5
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
There was $2.1 million of total unrecognized compensation costs related to options granted under the 2006 Plan as of March 31, 2013. These costs will be recognized through the year 2018. In the event of a change of control, approximately $535,000 of the Company’s unrecognized compensation costs would be immediately recognized.
5. LONG-TERM DEBT
Revolving Credit Facility
On November 30, 2012, the Company entered into a secured $25 million revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, which replaced the Company's previous credit facility. The Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company’s consolidated total lease adjusted leverage ratio and (c) provides for letters of credit in amounts totaling the lesser of $5 million or the available borrowings under our Revolving Credit Facility. All borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. We have elected a variable rate of interest based on LIBOR. As of March 31, 2013, this interest rate was 1.96%.
As a result of entering into the Revolving Credit Facility, the Company paid loan origination costs of approximately $216,000 related to the Revolving Credit Facility, and will amortize these loan origination costs over the term of the credit agreement.

The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.
The Revolving Credit Facility requires the Company to comply with certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of March 31, 2013, the Company was in compliance with all covenants under the Revolving Credit Facility.
6. ACCRUED LIABILITIES
The major classes of accrued liabilities at March 31, 2013 and December 30, 2012 are summarized as follows:

	March 31, 2013	December 30, 2012
Accrued compensation and related benefits	$3,185	$4,289
Other accruals	3,112	3,020
Sales, property, and liquor taxes	2,256	2,772
Deferred gift card revenue	785	1,062
Accrued interest	8	13
Total accrued liabilities	$9,346	$11,156
7. INCOME TAXES
The effective income tax rate for the thirteen weeks ended March 31, 2013 was 17.3% compared to an effective income tax rate of 30.0% for the thirteen weeks ended March 25, 2012. The decrease in the effective income tax rate, from the prior year quarter, was primarily attributable to the favorable impact of a one time adjustment for incremental employment tax credits for the current year as well as the previous open tax years. The decrease in the effective income tax rate was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the current quarter. These items had a $556,000 net favorable impact on net income during the thirteen weeks ended March 31, 2013. The impact on the effective income tax rate for these items will be treated discretely in this period as required by the Financial Accounting Standards Board's Accounting Standards Codification. The effective rate for 2013 excluding these discrete items will be approximately 30%.
Since the company has net operating loss carry forwards, the net favorable tax benefit mentioned above will primarily increase the general business credits deferred tax asset.
8. SUBSEQUENT EVENTS
Subsequent to March 31, 2013, the Company opened two new restaurants, including our first restaurants in Arkansas and Virgina, for a total of 43 restaurants.
On April 17, 2013, a secondary public offering of the Company's common stock was completed by certain of the Company's existing stockholders. The selling stockholders sold 3,000,000 shares of the Company's common stock at a price of $33.00 per share. In addition, the underwriters have a 30-day option to purchase up to an additional 450,000 shares of common stock from certain selling stockholders.
The Company did not receive any proceeds from the offering. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred an estimated $370,000 in costs and registration expenses related to the offering, of which $115,000 was incurred during the thirteen weeks ended March 31, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes. Unless otherwise specified, or the context otherwise requires, the references in this report to “our Company”, “the Company”, “us”, “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2012 (our "Annual Report").
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as may be required by law.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of March 31, 2013, we operated 41 Chuy’s restaurants across Texas, Tennessee, Kentucky, Alabama, Indiana, Georgia, Oklahoma and Florida.
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
Recent Developments
April 2013 Secondary Offering
On April 17, 2013, a secondary public offering of the Company's common stock was completed by certain of the Company's existing stockholders. The selling stockholders sold 3,000,000 previously outstanding shares of the Company's common stock at a price of $33.00 per share. In addition, the underwriters have a 30-day option to purchase up to an additional 450,000 shares of common stock from certain selling stockholders.
The Company did not receive any proceeds from the offering. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred an estimated $370,000 in costs and registration expenses related to the offering, of which $115,000 was incurred during the thirteen weeks ended March 31, 2013.
January 2013 Secondary Offering
On January 30, 2013, a secondary public offering of the Company’s common stock was completed by certain of the Company’s existing stockholders. The selling stockholders sold 5,175,000 previously outstanding shares, including 675,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares at a price of $25.00 per share.
The Company did not receive any proceeds from the offering. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred approximately $550,000 in costs and registration expenses related to the offering, of which $302,000 was incurred during the thirteen weeks ended March 31, 2013.
Our Growth Strategies and Outlook
Our growth is based primarily on the following strategies:

•	Pursue new restaurant development;

•	Deliver consistent same store sales through providing high-quality food and service; and

•	Leverage our infrastructure.

As of March 31, 2013, we opened two restaurants year-to-date. We opened two additional restaurants subsequent to March 31, 2013, including our first restaurants in Arkansas and Virgina. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets, new core markets and in smaller markets surrounding each of those core markets.
Performance Indicators
We use the following performance indicators in evaluating our performance:

•
Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For restaurant openings we incur pre-opening costs, which are defined below, before the restaurant opens. Typically new restaurants open with an initial start-up period of higher than normalized sales volumes, which decrease to a steady level approximately six to twelve months after opening. However, operating costs during this initial six to twelve month period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately nine to twelve months after opening.

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 27 and 18 restaurants at March 31, 2013 and March 25, 2012, respectively.

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

•
Average Unit Volume. Average unit volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales within a period of time by the total number of comparable restaurants within the relevant period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand.

•
Operating Margin. Operating margin represents income from operations as a percentage of our revenue. By monitoring and controlling our operating margins, we can gauge the overall profitability of our company.

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
Total restaurants (at end of period)	41	32
Total comparable restaurants (at end of period)	27	18
Average sales per comparable restaurant (in thousands)	$1,207	$1,237
Change in comparable restaurant sales (1)	2.3%	2.6%
Average check (2)	$13.34	$12.97

(1)
We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of the first fiscal quarter of 2013 ended March 31, 2013, to the first fiscal quarter of 2012 ended March 25, 2012. As a result, our comparable restaurant sales calculation is based on comparing sales in the first fiscal quarter of 2013 to sales in the corresponding calendar period of 2012. Sales for the same 27 restaurants in the comparable restaurant base in the fiscal first quarter ended March 31, 2013 increased 1.0% compared to the first fiscal quarter of 2012 ended March 25, 2012.

(2)	Average check is calculated by dividing revenue by customer counts for a given period of time. Customer count is measured by the number of entrées sold.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2012 fiscal year consisted of 53 weeks and our 2013 fiscal year will consist of 52 weeks.

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
General and Administrative Expenses. General and administrative expenses include costs associated with corporate and administrative functions that support our operations, including senior and supervisory management and staff compensation (including stock-based compensation) and benefits, travel, financial advisory fees paid to Goode Partners LLC, legal and professional fees, information systems, corporate office rent and other related corporate costs. As a public company, we expect our stock-based compensation expense to increase. In addition, we estimate that we will incur approximately $1.3 million to $1.6 million of incremental general and administrative expenses annually as a result of being a public company.
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
Our business also is subject to fluctuations due to seasonality and adverse weather. The spring and summer months have traditionally had higher sales volume than other periods of the year. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant unit volumes in some of the markets where we operate and may have a greater impact should they occur during our higher volume months. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Thirteen Weeks Ended March 31, 2013 Compared to Thirteen Weeks Ended March 25, 2012
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	March 31, 2013	% of Revenue	March 25, 2012	% of Revenue	Change	% Change
Revenue	$46,698	100.0%	$37,476	100.0%	$9,222	24.6%
Costs and expenses:
Cost of sales	12,557	26.9%	9,948	26.5%	2,609	26.2%
Labor	14,975	32.1%	11,943	31.9%	3,032	25.4%
Operating	6,547	14.0%	5,252	14.0%	1,295	24.7%
Occupancy	2,891	6.2%	2,280	6.1%	611	26.8%
General and administrative	2,795	6.0%	1,785	4.8%	1,010	56.6%
Advisory agreement termination fee	—	—%	2,000	5.3%	(2,000)	(100.0)%
Secondary offering costs	417	0.9%	—	—%	417	100.0%
Marketing	352	0.8%	283	0.8%	69	24.4%
Restaurant pre-opening	971	2.0%	754	2.0%	217	28.8%
Depreciation and amortization	1,968	4.2%	1,405	3.7%	563	40.1%
Total costs and expenses	43,473	93.1%	35,650	95.1%	7,823	21.9%
Income from operations	3,225	6.9%	1,826	4.9%	1,399	76.6%
Interest expense	33	0.1%	1,282	3.5%	(1,249)	(97.4)%
Income before income taxes	3,192	6.8%	544	1.4%	2,648	486.8%
Income tax expense	551	1.2%	163	0.4%	388	238.0%
Net income	$2,641	5.6%	$381	1.0%	$2,260	593.2%
Revenue. Revenue increased $9.2 million, or 24.6%, to $46.7 million for the thirteen weeks ended March 31, 2013, as compared to $37.5 million for the thirteen weeks ended March 25, 2012. This increase was primarily driven by $9.4 million in incremental revenue from an additional 110 operating weeks provided by ten new restaurants opened during and subsequent to the thirteen weeks ended March 25, 2012 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. These restaurants' revenue decreased from higher than normal revenue during the thirteen weeks ended March 25, 2012 as a result of the 'honeymoon' period that follows a restaurant's initial opening.
Due to the inclusion of a 53 week in fiscal 2012, there is a one-week calendar shift in the comparison of the first fiscal quarter of 2013 ended March 31, 2013, to the first fiscal quarter of 2012 ended March 25, 2012. As a result, our comparable restaurant sales calculation is based on comparing sales in the first fiscal quarter of 2013 to sales in the corresponding thirteen week calendar period ended April 1, 2012. Comparable restaurant sales increased 2.3% for the thirteen week period ended March 31, 2013 compared to the thirteen week period ended April 1, 2012. The increase in comparable sales was driven by a 2.2% increase in average check and a 0.1% increase in average weekly customers. Sales for the same restaurants in the first fiscal quarter ended March 31, 2103 increased 1.0% compared to the first fiscal quarter of 2012 ended March 25, 2012. Our revenue mix attributed to merchandise sales remained consistent at approximately 1.0% of total revenue. Our revenue mix attributed to bar sales decreased to 18.5% during the thirteen weeks ended March 31, 2013 from 19.3%, primarily the result of lower bar sales at new locations as a percent of total revenue.
Cost of Sales. Cost of sales as a percentage of revenue increased to 26.9% in the thirteen weeks ended March 31, 2013, from 26.5% during the same period in 2012. This percentage increase resulted primarily from higher produce costs and chicken costs.
Labor Costs. Labor costs as a percentage of revenue increased to 32.1% in the thirteen weeks ended March 31, 2013, from 31.9% during the same period in 2012, primarily as a result of increased training and staffing levels at our new restaurants, partially offset by improved labor efficiencies in our comparable restaurants.
Operating Costs. Operating costs as a percentage of revenue remained constant at 14.0% during the thirteen weeks ended March 31, 2013 compared to the same period in 2012. Increased utility and maintenance costs between periods were offset by lower liquor taxes as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions.

Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.2% in the thirteen weeks ended March 31, 2013, from 6.1% during the same period in 2012, primarily as a result of higher common area expenses as well as higher rent expense as a percentage of revenue for certain non-comparable restaurants.
General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 56.6%, to $2.8 million for the thirteen weeks ended March 31, 2013, as compared to $1.8 million during the same period in 2012. This increase was primarily driven by an increase in salary expense associated with additional employees as we continue to strengthen our infrastructure for future growth, an increase in performance based bonuses as a result of our stronger overall profitability and additional payroll taxes due to the exercise of employee stock options. Additionally, this increase was the result of incremental costs associated with operating as a public company.
Advisory Agreement Termination Fee. On March 21, 2012, we paid a $2.0 million termination fee to terminate our advisory agreement with Goode Partners.
Secondary Offering Costs. We incurred $417,000 of offering expenses related to two secondary offerings of the Company's common stock that were completed in January 2013 and April 2013. All of the common stock sold in the offerings was sold by certain existing stockholders and as a result, the Company did not receive any proceeds from these offerings. We expect to incur approximately $255,000 of additional expenses related to the April 2013 secondary offering in the second quarter of 2013.
Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%. Our marketing costs in a particular period are generally limited to the period’s proportionate amount of our marketing budget of 0.8% of sales.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased by $0.2 million, or 28.8%, to $1.0 million for the thirteen weeks ended March 31, 2013, as compared to $0.8 million for the thirteen weeks ended March 25, 2012. This increase resulted primarily from six restaurants in development or opened during the thirteen week period ended March 31, 2013 compared to five restaurants in development or opened during the thirteen week period ended March 25, 2012.
Depreciation and Amortization. Depreciation and amortization as a percentage of revenue increased to 4.2% in the thirteen weeks ended March 31, 2013, as compared to 3.7% during the same period in 2012. This increase is primarily related to the increase in equipment and leasehold improvement costs related to new restaurant openings.
Interest Expense. Interest expense decreased $1.2 million for the thirteen weeks ended March 31, 2013, as compared to the thirteen weeks ended March 25, 2012. The decrease was primarily due to lower average outstanding borrowings under our senior secured credit facility during the thirteen weeks ended March 31, 2013, compared to the same period in 2012. Borrowings during the thirteen weeks ended March 31, 2013 remained constant at $5.0 million, while borrowings during the same period in 2012 averaged approximately $56.4 million. In addition, our interest rate on outstanding borrowings as of March 31, 2013 was 1.96% compared to 8.50% as of March 25, 2012.
Income Tax Expense. For the thirteen weeks ended March 31, 2013, the effective tax rate was 17.3% as compared to 30.0% for the same period in March 25, 2012. The decrease in the effective income tax rate, from the prior year quarter, was primarily attributable to the favorable impact of a one-time adjustment for incremental employment tax credits for the current year as well as previous open tax years. The decrease in the effective income tax rate was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the current quarter. These items had a $556,000 net favorable impact on net income during the thirteen weeks ended March 31, 2013. The impact on the effective income tax rate for these items were treated discretely in this quarter as required by the Financial Accounting Standards Board's Accounting Standards Codification. The effective rate for 2013 excluding these discrete items will be approximately 30%. Additionally, due to the Company's net operating loss carry forward this net favorable tax benefit will primarily be added to the general business credits deferred tax asset and will not be utilized to reduce taxes until the net operating loss carry forwards are completely utilized.
Net Income. As a result of the foregoing, net income increased $2.2 million, to $2.6 million for the thirteen weeks ended March 31, 2013 from $0.4 million during the same period in 2012. We had net income available to common stockholders of $2.6 million for the thirteen weeks ended March 31, 2013 as compared to net income available to common stock holders of $2,000 during the same period in 2012.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our $25 million credit facility ( the "Revolving Credit Facility"), which we entered into on November 30, 2012. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.
Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements for our restaurants. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We have entered into operating leases with certain related parties with respect to six of our restaurants and our corporate headquarters as described in our Annual Report under the heading “Certain Relationships and Related Transactions, and Director Independence.”
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.
Cash Flows for Thirteen Weeks Ended March 31, 2013 and March 25, 2012
The following table summarizes the statement of cash flows for the thirteen weeks ended March 31, 2013 and March 25, 2012, 2011 (in thousands):

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
Net cash provided by operating activities	$2,472	$2,897
Net cash used in investing activities	(6,136)	(6,601)
Net cash provided by financing activities	905	26,573
Net increase (decrease) in cash and cash equivalents	(2,759)	22,869
Cash and cash equivalents at beginning of year	5,855	2,827
Cash and cash equivalents at end of period	$3,096	$25,696
Operating Activities. Net cash provided by operating activities decreased $0.4 million to $2.5 million for the thirteen weeks ended March 31, 2013, from $2.9 million during the same period in 2012. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities during the thirteen weeks ended March 31, 2013 compared to the same period in 2012 was primarily due to a decrease in accrued liabilities of $1.2 million, accounts payable of $1.1 million and prepaid expenses of $0.5 million, partially offset by an increase of approximately $2.2 million in net income and $0.6 million in depreciation and amortization as compared to the prior year.
Investing Activities. Net cash used in investing activities increased $0.5 million to $6.1 million for the thirteen weeks ended March 31, 2013, from $6.6 million for the thirteen weeks ended 2012. This increase was the result of an increase in capital expenditures of $0.5 million for the thirteen weeks ended March 31, 2013. These expenditures were primarily related to the construction of our two new restaurants that opened during the thirteen weeks ended March 31, 2013 and four additional unopened restaurants currently under construction as of March 31, 2013.
Financing Activities. Net cash provided by financing activities decreased $25.7 million to $0.9 million for the thirteen weeks ended March 31, 2013 from $26.6 million during the same period in 2012. This decrease was primarily the result of $25.0 million in borrowings of long-term debt and $2.3 million in borrowings under our previous revolving line of credit during the thirteen weeks ended March 25, 2012 compared to no borrowings under our Revolving Credit Facility during the thirteen weeks ended March 31, 2013. This decrease was partially offset by proceeds received from the exercise of stock options by certain employees under our stock based compensation plan during the thirteen weeks ended March 31, 2013.
As of March 31, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term Capital Requirements
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
For 2013, we currently estimate capital expenditure outlays will range between $19.1 million and $21.2 million, net of agreed upon tenant improvement allowances and excluding approximately $3.3 million to $3.9 million of restaurant pre-opening costs for new restaurants that are not capitalized. Of the restaurant pre-opening costs that are not capitalized, we spent $1.0 million in the thirteen weeks ended March 31, 2013. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.1 million (net of estimated tenant improvement allowances) each for the opening of eight to nine new restaurants as well as $2.3 million to improve our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2013.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $2.2 million at March 31, 2013, compared to a net working capital deficit of $2.7 million at December 30, 2012.
Revolving Credit Facility
On November 30, 2012, the Company entered into a secured revolving credit facility (the "Revolving Credit Facility") with Wells Fargo Bank, National Association, which replaced the company's previous credit facility.
As of March 31, 2013, we had borrowings under our Revolving Credit Facility of $5.0 million, and the amount available for future borrowings was $20.0 million. The Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company’s consolidated total lease adjusted leverage ratio and (c) provides for letters of credit in amounts totaling the lesser of $5.0 million or the available borrowings under our Revolving Credit Facility. All borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. We have elected a variable rate of interest based on LIBOR. As of March 31, 2013, this interest rate was 1.96%.
Our Revolving Credit Facility requires us to comply with certain financial tests, including a maximum consolidated total lease adjusted leverage ratio and a minimum consolidated fixed charge ratio. In addition, our Revolving Credit Facility contains other customary negative covenants limiting, among other things, additional indebtedness; additional liens; investments; mergers, acquisitions and consolidations; the sale of assets and stock; the declaration or payment of dividends, except subsidiaries may declare and pay a dividend to us; affiliate transactions; accounting changes; organizational document changes; further negative pledges; other restrictive agreements; and changes to the nature of our business. Our Revolving Credit Facility also contains customary events of default.
As of March 31, 2013, we were in compliance with all covenants under our Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.
Contractual Obligations
There have been no significant changes to our contractual obligations from what was previously reported in our Annual Report.
Off-Balance Sheet Arrangements
As of March 31, 2013 we had no off balance sheet arrangements or transactions.

Significant Accounting Policies
There have been no material changes to the significant accounting policies from what was previously reported in our Annual Report.
Recent Accounting Pronouncements
We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.
Cautionary Statement Concerning Forward-Looking Statements
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the success of our existing and new restaurants;

•	our ability to identify appropriate sites and develop and expand our operations;

•	changes in economic conditions, including continuing effects from the recent recession;

•	damage to our reputation or lack of acceptance of our brand in existing or new markets;

•	economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located;

•	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

•	changes in food availability and costs;

•	labor shortages and increases in our labor costs, including as a result of changes in government regulation such as the adoption of the new federal healthcare legislation;

•	increased competition in the restaurant industry and the segments in which we compete;

•
the impact of legislation and regulations regarding nutritional information, and new information or attitudes regarding diet and health or adverse opinions about the health of consuming our menu offerings;

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the impact of litigation;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the impact of federal, state and local tax rules;

•	the impact of electing to take advantage of certain exemptions applicable to emerging growth companies;

•	the impact of our election and the loss of our ability to to avail ourselves of the controlled-company exemptions from corporate governance requirements of the Nasdaq Marketplace rules;

•	volatility in the price of our common stock;

•	the impact of future sales of our common stock in the public market, and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the potential to no longer benefit from our relationship with Goode Partners;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future; and

•	the conflicts of interest that may arise because some of our directors are principals of investment funds.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report and in our Annual Report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this report reflect our views as of the date of this report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We assume no obligation to provide revisions to any forward looking statements should circumstances change, except as may be required by law.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility that we entered into in November 2012. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in a change of $12,500 to our interest expense on an annual basis.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report and our other recent filings with the Securities and Exchange Commission.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None
Item 6.    Exhibits
See Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2013

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document