Form 10-Q
period 2013-06-30
CHUY'S HOLDINGS, INC.
filed 2013-08-09
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at July 31, 2013 was 16,313,624.

Part I—Financial Information
Item 1.    Financial Statements
Chuy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2013	December 30, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,770	$5,855
Accounts receivable	464	564
Lease incentives receivable	6,193	4,213
Inventories	679	621
Prepaid expenses and other current assets	2,542	1,730
Total current assets	13,648	12,983
Property and equipment, net	79,093	68,414
Other assets and intangible assets, net	2,671	2,355
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$141,381	$129,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,644	$3,463
Accrued liabilities	9,372	11,156
Deferred lease incentives	1,044	1,044
Total current liabilities	14,060	15,663
Deferred tax liability, less current portion	6,238	4,186
Accrued deferred rent	2,785	1,902
Deferred lease incentives, less current portion	19,140	15,507
Long-term debt, less current maturities	4,500	5,000
Total liabilities	46,723	42,258
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,312,824 shares issued and outstanding at June 30, 2013 and 15,918,427 shares issued and outstanding at December 30, 2012	163	159
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at June 30, 2013 and December 30, 2012	—	—
Paid-in capital	81,697	80,307
Retained earnings	12,798	6,997
Total stockholders’ equity	94,658	87,463
Total liabilities and stockholders’ equity	$141,381	$129,721

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Revenue	$53,427	$43,545	$100,125	$81,021
Costs and expenses:
Cost of sales	14,644	11,622	27,201	21,570
Labor	16,740	13,740	31,715	25,683
Operating	7,537	6,069	14,084	11,321
Occupancy	3,108	2,530	5,999	4,810
General and administrative	2,507	2,137	5,302	3,922
Advisory agreement termination fee	—	—	—	2,000
Secondary offering costs	508	—	925	—
Marketing	402	326	754	609
Restaurant pre-opening	1,050	1,224	2,021	1,980
Depreciation and amortization	2,126	1,543	4,094	2,947
Total costs and expenses	48,622	39,191	92,095	74,842
Income from operations	4,805	4,354	8,030	6,179
Interest expense	24	1,884	57	3,166
Income before income taxes	4,781	2,470	7,973	3,013
Income tax expense	1,621	739	2,172	902
Net income	3,160	1,731	5,801	2,111
Undistributed earnings allocated to participating interests	—	1,700	—	2,079
Net income available to common stockholders	$3,160	$31	$5,801	$32
Net income per common share:
Basic	$0.19	$0.16	$0.36	$0.16
Diluted	$0.19	$0.15	$0.35	$0.15
Weighted-average shares outstanding:
Basic	16,269,243	194,766	16,190,264	201,634
Diluted	16,677,221	9,538,093	16,626,012	10,219,778

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Twenty-Six Weeks Ended
	June 30, 2013	June 24, 2012
Cash flows from operating activities:
Net income	$5,801	$2,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,094	2,947
Amortization of loan origination costs	23	200
Stock-based compensation	236	175
Loss on disposal of property and equipment	16	12
Amortization of deferred lease incentives	(560)	(396)
Deferred income taxes	2,052	673
Changes in operating assets and liabilities:
Accounts receivable	100	(20)
Inventories	(58)	32
Prepaid expenses and other current assets	(812)	(416)
Lease origination costs	(88)	(38)
Accounts payable	(1,025)	521
Accrued liabilities	(902)	2,474
Deferred lease incentives	2,213	1,120
Net cash provided by operating activities	11,090	9,395
Cash flows from investing activities:
Purchase of property and equipment	(13,555)	(13,473)
Purchase of other assets	(270)	(224)
Net cash used in investing activities	(13,825)	(13,697)
Cash flows from financing activities:
Net borrowings on long-term debt	—	29,175
Purchase of stock	—	(22,474)
Deferred offering costs	—	(277)
Borrowings under revolving line of credit	—	2,250
Payments under revolving line of credit	(500)	(2,250)
Loan origination costs	(8)	(328)
Proceeds from the exercise of stock options	1,158	—
Net cash provided by financing activities	650	6,096
Net increase (decrease) in cash and cash equivalents	(2,085)	1,794
Cash and cash equivalents, beginning of period	5,855	2,827
Cash and cash equivalents, end of period	$3,770	$4,621

Supplemental disclosure of non-cash investing and financing activities:
Fixed assets acquired by accounts payable	$1,206	$—

Supplemental cash flow disclosures:
Cash paid for interest	$76	$2,292
Cash paid for income taxes	$541	$286
Deferred offering costs not yet paid	$—	$1,185

See notes to the Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. BASIS OF PRESENTATION
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of June 30, 2013, the Company operated 44 restaurants in eleven states.
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
Certain prior period amounts were reclassified to conform to the 2013 presentation. These reclassifications had no impact on net income or total equity.
We operate on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2012 fiscal year consisted of 53 weeks and our 2013 fiscal year will consist of 52 weeks.
On January 30, 2013, a secondary offering of the Company’s common stock was completed by certain of the Company’s existing stockholders. The selling stockholders sold 5,175,000 previously outstanding shares, including 675,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares.
On April 17, 2013, a secondary offering of the Company's common stock was completed by certain of the Company's existing stockholders. The selling stockholders sold 3,000,000 previously outstanding shares. In addition, the underwriters exercised their option to purchase an additional 257,113 shares of common stock from the selling stockholders.
The Company did not receive any proceeds from these two offerings. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred an estimated $1.2 million in costs and registration expenses related to the offerings, of which $508,000 and $925,000 was incurred during the thirteen weeks and twenty-six weeks ended June 30, 2013, respectively.
2. RECENT ACCOUNTING PRONOUNCEMENTS
We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.
3. EARNINGS PER SHARE
The number of shares and earnings per share (“EPS”) data for all periods presented are based on the historical weighted-average shares of common stock outstanding. EPS for the thirteen weeks and twenty-six weeks ended June 24, 2012 is computed using the two-class method. The two-class method determines EPS for common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings. The Company’s convertible preferred stockholders were entitled to receive dividends in the event dividends on the Company’s common stock were declared. As a result, the shares of the Company’s convertible preferred stock were deemed to be participating securities.
In connection with the Company's initial public offering ("IPO"), in July of 2012, all shares of series A preferred stock, series B preferred stock and series X preferred stock were converted into common stock.
Basic EPS of the Company's common stock is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted EPS of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and the if converted method for convertible preferred stock.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
BASIC
NUMERATOR:
Net income	$3,160	$1,731	$5,801	$2,111
Less: liquidation preference and preferred return on series X preferred stock	—	234	—	491
Less: undistributed earnings allocated to participating interest	—	1,466	—	1,588
Net income available to common stockholders	$3,160	$31	$5,801	$32
DENOMINATOR:
Weighted-average common shares outstanding	16,269,243	194,766	16,190,264	201,634
Basic net income per common share	$0.19	$0.16	$0.36	$0.16
DILUTED
NUMERATOR:
Net income	$3,160	$1,731	$5,801	$2,111
Less: liquidation preference and preferred return on series X preferred stock	—	234	—	491
Less: undistributed earnings allocated to participating interest	—	84	—	91
Net income available to common and participating stockholders	$3,160	$1,413	$5,801	$1,529
DENOMINATOR:
Weighted-average common shares outstanding	16,269,243	194,766	16,190,264	201,634
Dilutive effect of preferred stock conversion	—	8,689,686	—	9,369,629
Dilutive effect of stock options	407,978	653,641	435,748	648,515
Weighted-average of diluted shares	16,677,221	9,538,093	16,626,012	10,219,778
Diluted net income per common share	$0.19	$0.15	$0.35	$0.15

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
In connection with the IPO, the Company adopted the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) which allows the Company’s Board of Directors to grant stock options, restricted stock, and other equity-based awards to directors, officers, and key employees of the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The outstanding options vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. As of June 30, 2013, a total of 1,084,381 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated income statements was $138,000 and $114,000 for the thirteen weeks ended June 30, 2013 and June 24, 2012 and $236,000 and $175,000 for the twenty-six weeks ended June 30, 2013 and June 24, 2012, respectively.

A summary of stock-based compensation activity and changes for the twenty-six weeks ended June 30, 2013 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 30, 2012	1,052,861	$5.28
Granted	141,119	28.66
Exercised	(394,397)	2.94
Forfeited	(2,175)	8.22
Outstanding and expected to vest at June 30, 2013	797,408	$10.57	5.98	$22,150
Exercisable at June 30, 2013	512,418	$5.00	4.48	$17,086
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of June 30, 2013 and multiplying this result by the related number of options outstanding and exercisable at June 30, 2013. The estimated fair value of the common stock as of June 30, 2013 used in the above calculation was $38.34 per share, the closing price of the Company’s common stock on June 28, 2013, the last trading day of the second quarter.
The weighted-average grant date fair value of options granted during the twenty-six weeks ended June 30, 2013 was $10.93 per share, as estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

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
There was $2.1 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of June 30, 2013. These costs will be recognized through the year 2018. In the event of a change of control, approximately $486,000 of the Company’s unrecognized compensation costs would be immediately recognized.
5. LONG-TERM DEBT
Revolving Credit Facility
On November 30, 2012, the Company entered into a secured $25 million revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, which replaced the Company's previous credit facility. The Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company’s consolidated total lease adjusted leverage ratio and (c) provides for letters of credit in amounts totaling the lesser of $5 million or the available borrowings under our Revolving Credit Facility. All borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. We have elected a variable rate of interest based on LIBOR. As of June 30, 2013, this interest rate was 1.95%.
As a result of entering into the Revolving Credit Facility, the Company paid loan origination costs of approximately $216,000 related to the Revolving Credit Facility, and will amortize these loan origination costs over the term of the credit agreement.

The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.
The Revolving Credit Facility requires the Company to comply with certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of June 30, 2013, we were in compliance with all covenants under our Revolving Credit Facility.
6. ACCRUED LIABILITIES
The major classes of accrued liabilities at June 30, 2013 and December 30, 2012 are summarized as follows:

	June 30, 2013	December 30, 2012
Accrued compensation and related benefits	$3,975	$4,289
Other accruals	1,860	3,020
Sales, property, and liquor taxes	2,738	2,772
Deferred gift card revenue	793	1,062
Accrued interest	6	13
Total accrued liabilities	$9,372	$11,156
7. INCOME TAXES
The effective income tax rate for the twenty-six weeks ended June 30, 2013 was 27.2% compared to an effective income tax rate of 29.9% for the twenty-six weeks ended June 24, 2012. The decrease in the effective income tax rate from the prior year was primarily attributable to the favorable impact of a one time adjustment made for incremental employment tax credits for the current year as well as the previous open tax years, which resulted in a $556,000 net favorable impact in net income during the twenty-six week period ended June 30, 2013. The decrease in the effective income tax rate was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the current twenty-six week period ended June 30, 2013. The impact on the effective income tax rate for these items will be treated discretely in this twenty-six week period as required by the Financial Accounting Standards Board's Accounting Standards Codification. The effective income tax rate for 2013 excluding these discrete items is estimated to be approximately 30%.
Since the company has net operating loss carry forwards, the net favorable tax benefit mentioned above will primarily increase the general business credits deferred tax asset.
8. SUBSEQUENT EVENTS
Subsequent to June 30, 2013, the Company opened one new restaurant, in South Carolina, for a total of 45 restaurants, in twelve states.

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of June 30, 2013, we operated 44 Chuy’s restaurants across Texas, Tennessee, Kentucky, Alabama, Indiana, Georgia, Oklahoma, Florida, Virginia, Arkansas and North Carolina.
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
Recent Developments
April 2013 Secondary Offering
On April 17, 2013, a secondary public offering of the Company's common stock was completed by certain of the Company's existing stockholders. The selling stockholders sold 3,000,000 previously outstanding shares. In addition, the underwriters exercised their option to purchase an additional 257,113 shares of common stock from the selling stockholders.
Our Growth Strategies and Outlook
Our growth is based primarily on the following strategies:

•	Pursue new restaurant development;

•	Deliver consistent same store sales through providing high-quality food and service; and

•	Leverage our infrastructure.
As of June 30, 2013, we opened five restaurants year-to-date. We also opened one additional restaurant subsequent to June 30, 2013, our first restaurant in South Carolina. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets, new core markets and in smaller markets surrounding each of those core markets.

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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 29 and 21 restaurants at June 30, 2013 and June 24, 2012, respectively.

•
Average Check. Average check is calculated by dividing revenue by total entrées sold for a given time period. Average check reflects menu price influences as well as changes in menu mix. Our management team uses this indicator to analyze trends in customers’ preferences, effectiveness of menu changes and price increases and per customer expenditures.

•	Average Weekly Customers. Average weekly customers is measured by the number of entrées sold per week. Our management team uses this metric to measure changes in customer traffic.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Total restaurants (at end of period)	44	35	44	35
Total comparable restaurants (at end of period)	29	21	29	21
Average sales per comparable restaurant (in thousands)	$1,290	$1,319	$2,500	$2,562
Change in comparable restaurant sales (1)	2.1%	1.9%	2.2%	2.2%
Average check (2)	$13.63	$13.39	$13.49	$13.20

(1)
We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of the first and second fiscal quarters of 2013 ended June 30, 2013, to the first and second fiscal quarters of 2012 ended June 24, 2012. As a result, our comparable restaurant sales calculation above is based on comparing sales in the fiscal thirteen-week and twenty-six week periods in 2013 to sales in the corresponding calendar periods of 2012. Sales for the same 29 restaurants in the comparable restaurant base in the thirteen-week and twenty-six week periods ended June 30, 2013 increased 2.4% and 1.7%, respectively as compared to the thirteen-week and twenty-six week fiscal periods ended June 24, 2012.

(2)	Average check is calculated by dividing revenue by number of entrées sold for a given period of time.
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
General and Administrative Expenses. General and administrative expenses include costs associated with corporate and administrative functions that support our operations, including senior and supervisory management and staff compensation (including stock-based compensation) and benefits, travel, financial advisory fees paid to Goode Partners LLC (during 2012), legal and professional fees, information systems, corporate office rent and other related corporate costs. As a public company, we expect our stock-based compensation expense to increase. In addition, we estimate that we will incur approximately $1.3 million to $1.6 million of incremental general and administrative expenses annually as a result of being a public company.
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

Thirteen Weeks Ended June 30, 2013 Compared to Thirteen Weeks Ended June 24, 2012
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	June 30, 2013	% of Revenue	June 24, 2012	% of Revenue	Change	% Change
Revenue	$53,427	100.0%	$43,545	100.0%	$9,882	22.7%
Costs and expenses:
Cost of sales	14,644	27.4%	11,622	26.7%	3,022	26.0%
Labor	16,740	31.3%	13,740	31.6%	3,000	21.8%
Operating	7,537	14.1%	6,069	13.9%	1,468	24.2%
Occupancy	3,108	5.8%	2,530	5.8%	578	22.8%
General and administrative	2,507	4.7%	2,137	4.9%	370	17.3%
Secondary offering costs	508	1.0%	—	—%	508	100.0%
Marketing	402	0.8%	326	0.8%	76	23.3%
Restaurant pre-opening	1,050	2.0%	1,224	2.8%	(174)	(14.2)%
Depreciation and amortization	2,126	3.9%	1,543	3.5%	583	37.8%
Total costs and expenses	48,622	91.0%	39,191	90.0%	9,431	24.1%
Income from operations	4,805	9.0%	4,354	10.0%	451	10.4%
Interest expense	24	0.1%	1,884	4.3%	(1,860)	(98.7)%
Income before income taxes	4,781	8.9%	2,470	5.7%	2,311	93.6%
Income tax expense	1,621	3.0%	739	1.7%	882	119.4%
Net income	$3,160	5.9%	$1,731	4.0%	$1,429	82.6%
Revenue. Revenue increased $9.9 million, or 22.7%, to $53.4 million for the thirteen weeks ended June 30, 2013, as compared to $43.5 million for the thirteen weeks ended June 24, 2012. This increase was primarily driven by $10.1 million in incremental revenue from an additional 112 operating weeks provided by 12 new restaurants opened during and subsequent to the thirteen weeks ended June 24, 2012 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Our non-comparable restaurant revenue decreased from higher than normal revenue during the thirteen weeks ended June 24, 2012 as a result of the 'honeymoon' period that follows a restaurant's initial opening.
Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of the second fiscal quarter of 2013 ended June 30, 2013, to the second fiscal quarter of 2012 ended June 24, 2012. As a result, we calculate comparable restaurant sales by comparing sales in the second fiscal quarter of 2013 to sales in the corresponding thirteen week calendar period ended July 1, 2012. Comparable restaurant sales increased 2.1% for the thirteen week period ended June 30, 2013 compared to the thirteen week period ended July 1, 2012. The increase in comparable restaurant sales was driven primarily by a 1.9% increase in average check and a 0.2% increase in average weekly customers. Sales for the same restaurants in the second fiscal quarter ended June 30, 2013 increased 2.4% compared to the second fiscal quarter of 2012 ended June 24, 2012. Our revenue mix attributed to bar sales decreased to 19.6% during the thirteen weeks ended June 30, 2013 from 20.2%, primarily as the result of lower bar sales as a percent of total revenue at certain new locations.
Cost of Sales. Cost of sales as a percentage of revenue increased to 27.4% during the thirteen weeks ended June 30, 2013, from 26.7% during the same period in 2012, primarily as a result of higher chicken and produce costs and, to a lesser degree, higher dairy costs.
Labor Costs. Labor costs as a percentage of revenue decreased to 31.3% during the thirteen weeks ended June 30, 2013, from 31.6% during the same period in 2012, primarily as a result of improved labor efficiencies in our comparable restaurants and lower training costs as a percentage of total sales.
Operating Costs. Operating costs as a percentage of revenue increased to 14.1% during the thirteen weeks ended June 30, 2013 from 13.9% during the same period in 2012. The increase in the current period was primarily caused by an increase in utility, repair and maintenance and insurance costs, partially offset by lower liquor taxes as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions.
Occupancy Costs. Occupancy costs as a percentage of revenue remained constant at 5.8% during the thirteen weeks ended June 30, 2013 compared to the same period in 2012.

General and Administrative Expenses. General and administrative expenses increased $0.4 million, or 17.3%, to $2.5 million for the thirteen weeks ended June 30, 2013, as compared to $2.1 million during the same period in 2012. This increase was primarily driven by an increase in salary expense associated with additional employees as we continue to strengthen our infrastructure for future growth and additional payroll taxes due to the exercise of employee stock options. Additionally, this increase was the result of incremental costs associated with being a public company.
Secondary Offering Costs. We incurred $508,000 of offering expenses related to two secondary offerings of the Company's common stock that were completed in January 2013 and April 2013. All of the common stock sold in the offerings was sold by certain existing stockholders, and as a result, the Company did not receive any proceeds from these offerings.
Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased by $0.1 million, or 14.2%, to $1.1 million for the thirteen weeks ended June 30, 2013, as compared to $1.2 million for the thirteen weeks ended June 24, 2012. There were eight restaurants in development or opened during each of the thirteen weeks ended June 30, 2013 and June 24, 2012. The decrease in pre-opening costs during the thirteen weeks ended June 30, 2013 compared to the same period in 2012 is primarily due to the timing of the opening dates and stage of development for the restaurants in development during the periods.
Depreciation and Amortization. Depreciation and amortization as a percentage of revenue increased to 3.9% for the thirteen weeks ended June 30, 2013, as compared to 3.5% during the same period in 2012. This increase is primarily related to the increase in equipment and leasehold improvement costs related to new restaurant openings.
Interest Expense. Interest expense decreased $1.9 million for the thirteen weeks ended June 30, 2013, as compared to the thirteen weeks ended June 24, 2012. The decrease was primarily due to lower average outstanding borrowings under our senior secured credit facility during the thirteen weeks ended June 30, 2013, compared to the same period in 2012. Borrowings during the thirteen weeks ended June 30, 2013 averaged approximately $5.0 million, while borrowings during the same period in 2012 averaged approximately $84.4 million. In addition, our interest rate on outstanding borrowings as of June 30, 2013 was 1.95% compared to 8.50% as of June 24, 2012.
Income Tax Expense. For the thirteen weeks ended June 30, 2013 our effective tax rate increased to 33.9% from 29.9% during the same period in 2012 primarily as a result of non-deductible secondary offering costs of $508,000, which were expensed during the current quarter and treated as a discrete tax item. The effective tax rates differ from the statutory rate of 34.0% primarily due to the non-deductible secondary offering costs offset by normal recurring tax credits attributable to FICA taxes paid on employee tips.
Net Income. As a result of the foregoing, net income increased $1.4 million, to $3.2 million for the thirteen weeks ended June 30, 2013 from $1.7 million during the same period in 2012. We had net income available to common stockholders of $3.2 million for the thirteen weeks ended June 30, 2013 as compared to net income available to common stockholders of $31,000 during the same period in 2012.

Twenty-Six Weeks Ended June 30, 2013 Compared to Twenty-Six Weeks Ended June 24, 2012
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2013	% of Revenue	June 24, 2012	% of Revenue	Change	% Change
Revenue	$100,125	100.0%	$81,021	100.0%	$19,104	23.6%
Costs and expenses:
Cost of sales	27,201	27.2%	21,570	26.6%	5,631	26.1%
Labor	31,715	31.7%	25,683	31.7%	6,032	23.5%
Operating	14,084	14.1%	11,321	14.0%	2,763	24.4%
Occupancy	5,999	6.0%	4,810	5.9%	1,189	24.7%
General and administrative	5,302	5.3%	3,922	4.8%	1,380	35.2%
Advisory agreement termination fee	—	—%	2,000	2.5%	(2,000)	(100.0)%
Secondary offering costs	925	0.9%	—	—%	925	100.0%
Marketing	754	0.8%	609	0.8%	145	23.8%
Restaurant pre-opening	2,021	2.0%	1,980	2.5%	41	2.1%
Depreciation and amortization	4,094	4.0%	2,947	3.6%	1,147	38.9%
Total costs and expenses	92,095	92.0%	74,842	92.4%	17,253	23.1%
Income from operations	8,030	8.0%	6,179	7.6%	1,851	30.0%
Interest expense	57	0.1%	3,166	3.9%	(3,109)	(98.2)%
Income before income taxes	7,973	7.9%	3,013	3.7%	4,960	164.6%
Income tax expense	2,172	2.1%	902	1.1%	1,270	140.8%
Net income	$5,801	5.8%	$2,111	2.6%	$3,690	174.8%
Revenue. Revenue increased $19.1 million, or 23.6%, to $100.1 million for the twenty-six weeks ended June 30, 2013, as compared to $81.0 million for the twenty-six weeks ended June 24, 2012. This increase was primarily driven by $19.7 million in incremental revenue from an additional 222 operating weeks provided by 13 new restaurants opened during and subsequent to the twenty-six ended June 24, 2012 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Our non-comparable restaurant revenue decreased from higher than normal revenue during the twenty-six weeks ended June 24, 2012 as a result of the 'honeymoon' period that follows a restaurant's initial opening.
Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of the twenty-six weeks ended June 30, 2013, to the twenty-six weeks ended June 24, 2012. As a result, we calculate comparable restaurant sales by comparing sales in the twenty-six weeks ended June 30, 2013 to sales in the corresponding twenty-six week calendar period ended July 1, 2012. Comparable restaurant sales increased 2.2% for the twenty-six week period ended June 30, 2013 compared to the twenty-six week period ended July 1, 2012. The increase in comparable restaurant sales was driven by a 2.0% increase in average check and a 0.2% increase in average weekly customers. Sales for the same restaurants in the twenty-six week fiscal period ended June 30, 2013 increased 1.7% compared to the twenty-six week fiscal period ended June 24, 2012. Our revenue mix attributed to bar sales decreased to 19.1% during the twenty-six weeks ended June 30, 2013 from 19.8%, primarily as a result of lower bar sales as a percent of total revenue at certain new locations.
Cost of Sales. Cost of sales as a percentage of revenue increased to 27.2% during the twenty-six weeks ended June 30, 2013, from 26.6% during the same period in 2012, primarily as a result of higher chicken and produce costs and, to a lesser degree, higher dairy costs.
Labor Costs. Labor costs as a percentage of revenue remained constant at 31.7% during the twenty-six weeks ended June 30, 2013, compared to the same period in 2012.
Operating Costs. Operating costs as a percentage of revenue increased to 14.1% during the twenty-six weeks ended June 30, 2013 compared to the same period in 2012. This increase was primarily caused by increases in utility, repair and maintenance and insurance costs, partially offset by lower liquor taxes as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.0% in the twenty-six weeks ended June 30, 2013, from 5.9% during the same period in 2012, primarily as a result of higher common area expenses and real estate taxes.

General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 35.2%, to $5.3 million for the twenty-six weeks ended June 30, 2013, as compared to $3.9 million during the same period in 2012. This increase was primarily driven by an increase in salary expense associated with additional employees as we continue to strengthen our infrastructure for future growth, an increase in performance based bonuses as a result of our stronger overall profitability and additional payroll taxes due to the exercise of employee stock options. Additionally, this increase was the result of incremental costs associated with being a public company.
Advisory Agreement Termination Fee. On March 21, 2012, we paid a $2.0 million termination fee to terminate our advisory agreement with Goode Partners.
Secondary Offering Costs. During the twenty-six week period ended June 30, 2013, we incurred $925,000 of offering expenses related to two secondary offerings of the Company's common stock that were completed in January 2013 and April 2013. All of the common stock sold in the offerings was sold by certain existing stockholders, and as a result, the Company did not receive any proceeds from these offerings.
Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%.
Restaurant Pre-opening Costs. Restaurant pre-opening costs remained constant at $2.0 million for the twenty-six weeks ended June 30, 2013 as compared the same period in 2012. Although there were 9 restaurants in development or opened during the twenty-six week period ended June 30, 2013 compared to 8 restaurants in development or opened during the same period in 2012, pre-opening costs remained constant in 2013 as a result of the timing of the development schedule.
Depreciation and Amortization. Depreciation and amortization as a percentage of revenue increased to 4.0% for the twenty-six weeks ended June 30, 2013, as compared to 3.6% during the same period in 2012. This increase is primarily related to the increase in equipment and leasehold improvement costs related to new restaurant openings.
Interest Expense. Interest expense decreased $3.1 million for the twenty-six weeks ended June 30, 2013, as compared to the twenty-six weeks ended June 24, 2012. The decrease was primarily due to lower average outstanding borrowings under our senior secured credit facility during the twenty-six weeks ended June 30, 2013 compared to the same period in 2012. Borrowings during the twenty-six weeks ended June 30, 2013 averaged $5.0 million, while borrowings during the same period in 2012 averaged approximately $69.8 million. In addition, our interest rate on outstanding borrowings as of June 30, 2013 was 1.95% compared to 8.50% as of June 24, 2012.
Income Tax Expense. For the twenty-six weeks ended June 30, 2013, the effective tax rate was 27.2% as compared to 29.9% for the same period in June 24, 2012. The decrease in the effective income tax rate as compared to the same period in 2012 was primarily attributable to the favorable impact of a one time adjustment made for incremental employment tax credits for the current year as well as the previous open tax years, which resulted in a $556,000 net favorable impact in net income during the twenty-six weeks ended June 30, 2013. The decrease in the effective income tax rate was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the current twenty-six weeks ended June 30, 2013. The impact on the effective income tax rate for these items will be treated discretely in this twenty-six week period as required by the Financial Accounting Standards Board's Accounting Standards Codification. The effective income tax rate for 2013 excluding these discrete items is estimated to be approximately 30%. Additionally, due to the Company's net operating loss carry forwards the net favorable tax benefit related to employment tax credits will primarily be added to the general business credits deferred tax asset and will not be utilized to reduce taxes until the net operating loss carry forwards are completely utilized.
Net Income. As a result of the foregoing, net income increased $3.7 million, to $5.8 million for the twenty-six weeks ended June 30, 2013 from $2.1 million during the same period in 2012. We had net income available to common stockholders of $5.8 million for the twenty-six weeks ended June 30, 2013 as compared to net income available to common stockholders of $32,000 during the same period in 2012.
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
Cash Flows for Twenty-Six Weeks Ended June 30, 2013 and June 24, 2012
The following table summarizes the statement of cash flows for the twenty-six weeks ended June 30, 2013 and June 24, 2012 (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2013	June 24, 2012
Net cash provided by operating activities	$11,090	$9,395
Net cash used in investing activities	(13,825)	(13,697)
Net cash provided by financing activities	650	6,096
Net increase (decrease) in cash and cash equivalents	(2,085)	1,794
Cash and cash equivalents at beginning of year	5,855	2,827
Cash and cash equivalents at end of period	$3,770	$4,621
Operating Activities. Net cash provided by operating activities increased $1.7 million to $11.1 million for the twenty-six weeks ended June 30, 2013, from $9.4 million during the same period in 2012. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the twenty-six weeks ended June 30, 2013 compared to the same period in 2012 was primarily due to an increase of $3.7 million in net income, deferred income taxes of $1.4 million, $1.1 million in lease incentives received and $1.1 million in depreciation and amortization, partially offset by a decrease in accrued liabilities of $3.4 million, accounts payable of $1.5 million and prepaid expenses of $0.4 million, as compared to the prior year.
Investing Activities. Net cash used in investing activities increased $0.1 million to $13.8 million for the twenty-six weeks ended June 30, 2013, from $13.7 million for the twenty-six weeks ended 2012. This increase was the result of an increase in capital expenditures of $0.1 million for the twenty-six weeks ended June 30, 2013. We had a comparable number of restaurants under construction during both comparable twenty-six week periods.
Financing Activities. Net cash provided by financing activities decreased $5.4 million to $0.7 million for the twenty-six weeks ended June 30, 2013 from $6.1 million during the same period in 2012. This decrease was primarily the result of $29.2 million in net borrowings of long-term debt during the twenty-six weeks ended June 24, 2012 compared to net payments of $0.5 million on our Revolving Credit Facility during the twenty-six weeks ended June 30, 2013. This decrease was partially offset by the repurchase of approximately $22.5 million of our common stock, series A preferred stock, series B preferred stock and series X preferred stock during the twenty-six weeks ended June 24, 2012 and the receipt of proceeds from the exercise of stock options by certain employees under our stock based compensation plan during the twenty-six week period ended June 30, 2013.
As of June 30, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
For 2013, we currently estimate capital expenditure outlays will range between $19.1 million and $21.2 million, net of agreed upon tenant improvement allowances and excluding approximately $3.3 million to $3.9 million of restaurant pre-opening costs for new restaurants that are not capitalized. Of the restaurant pre-opening costs that are not capitalized, we spent $2.0 million during the twenty-six weeks ended June 30, 2013. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.1 million (net of estimated tenant improvement allowances) each for the opening of eight to nine new restaurants as well as $2.3 million to improve our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2013.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $0.4 million at June 30, 2013, compared to a net working capital deficit of $2.7 million at December 30, 2012.
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million secured revolving credit facility (the "Revolving Credit Facility") with Wells Fargo Bank, National Association, which replaced the company's previous credit facility.
As of June 30, 2013, we had borrowings under our Revolving Credit Facility of $4.5 million, and the amount available for future borrowings was $20.5 million. The Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company’s consolidated total lease adjusted leverage ratio and (c) provides for letters of credit in amounts totaling the lesser of $5.0 million or the available borrowings under our Revolving Credit Facility. All borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. We have elected a variable rate of interest based on LIBOR. As of June 30, 2013, this interest rate was 1.95%.
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
As of June 30, 2013, we were in compliance with all covenants under our Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously reported in our Annual Report.
Off-Balance Sheet Arrangements
As of June 30, 2013, we had no off balance sheet arrangements or transactions.

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

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;

•	the loss of key members of our management team and the transition to new officers;

•	strain on our infrastructure and resources caused by our growth;

•	the impact of litigation;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the impact of federal, state and local tax rules;

•	the impact of our election to take advantage of certain exemptions applicable to emerging growth companies;

•	the impact of our election and the loss of our ability to avail ourselves of the controlled-company exemptions from corporate governance requirements of the Nasdaq Marketplace rules;

•	volatility in the price of our common stock;

•	the impact of future sales of our common stock in the public market, and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the potential to no longer benefit from our relationship with Goode Partners;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future; and

•	the conflicts of interest that may arise because some of our directors are principals of investment funds.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility that we entered into in November 2012. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in a change of $11,250 to our interest expense on an annual basis.
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
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits
See Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2013

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document