Form 10-Q
period 2013-09-29
CHUY'S HOLDINGS, INC.
filed 2013-11-08
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at October 31, 2013 was 16,380,833.

Part I—Financial Information
Item 1.    Financial Statements
Chuy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 29, 2013	December 30, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,223	$5,855
Accounts receivable	441	564
Lease incentives receivable	4,222	4,213
Inventories	670	621
Prepaid expenses and other current assets	2,754	1,730
Total current assets	11,310	12,983
Property and equipment, net	84,494	68,414
Other assets and intangible assets, net	2,832	2,355
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$144,605	$129,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,196	$3,463
Accrued liabilities	9,855	11,156
Deferred lease incentives	1,044	1,044
Total current liabilities	15,095	15,663
Deferred tax liability	6,656	4,186
Accrued deferred rent	3,158	1,902
Deferred lease incentives, less current portion	17,829	15,507
Long-term debt	4,000	5,000
Total liabilities	46,738	42,258
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,380,290 shares issued and outstanding at September 29, 2013 and 15,918,427 shares issued and outstanding at December 30, 2012	164	159
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at September 29, 2013 and December 30, 2012	—	—
Paid-in capital	82,089	80,307
Retained earnings	15,614	6,997
Total stockholders’ equity	97,867	87,463
Total liabilities and stockholders’ equity	$144,605	$129,721

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Revenue	$53,476	$44,939	$153,601	$125,960
Costs and expenses:
Cost of sales	14,863	12,194	42,064	33,764
Labor	17,552	14,613	49,267	40,295
Operating	7,658	6,490	21,742	17,810
Occupancy	3,221	2,726	9,220	7,536
General and administrative	2,418	2,497	7,720	6,419
Advisory agreement termination fee	—	—	—	2,000
Secondary offering costs	—	—	925	—
Marketing	409	344	1,163	954
Restaurant pre-opening	983	934	3,004	2,914
Depreciation and amortization	2,324	1,725	6,418	4,672
Total costs and expenses	49,428	41,523	141,523	116,364
Income from operations	4,048	3,416	12,078	9,596
Interest expense	23	2,285	80	5,451
Income before income taxes	4,025	1,131	11,998	4,145
Income tax expense	1,209	341	3,381	1,243
Net income	2,816	790	8,617	2,902
Undistributed earnings allocated to participating interests	—	257	—	2,171
Net income available to common stockholders	$2,816	$533	$8,617	$731
Net income per common share:
Basic	$0.17	$0.05	$0.53	$0.21
Diluted	$0.17	$0.05	$0.52	$0.19
Weighted-average shares outstanding:
Basic	16,344,454	10,215,755	16,241,661	3,539,732
Diluted	16,712,618	14,033,234	16,658,585	11,501,870

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012
Cash flows from operating activities:
Net income	$8,617	$2,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,418	4,672
Amortization of loan origination costs	34	241
Write-off of loan origination costs associated with paydown of long-term debt	—	1,581
Stock-based compensation	383	252
(Gain) loss on disposal of property and equipment	(16)	21
Amortization of deferred lease incentives	(871)	(620)
Deferred income taxes	2,470	889
Changes in operating assets and liabilities:
Accounts receivable	123	(51)
Inventories	(49)	20
Prepaid expenses and other current assets	(1,024)	(490)
Lease origination costs	(174)	(103)
Accounts payable	(1,069)	22
Accrued liabilities	(45)	3,266
Deferred lease incentives	3,184	2,609
Net cash provided by operating activities	17,981	15,211
Cash flows from investing activities:
Purchase of property and equipment	(20,679)	(20,118)
Purchase of other assets	(330)	(319)
Net cash used in investing activities	(21,009)	(20,437)
Cash flows from financing activities:
Payments on long-term debt	—	(77,006)
Borrowings on long-term debt	—	29,500
Purchase of stock	—	(22,474)
Proceeds from sale of common stock, net of underwriting fees	—	81,104
Deferred offering costs	—	(2,137)
Borrowings under revolving line of credit	1,000	2,250
Payments under revolving line of credit	(2,000)	(4,950)
Loan origination costs	(8)	(327)
Proceeds from the exercise of stock options	1,404	—
Net cash provided by financing activities	396	5,960
Net increase (decrease) in cash and cash equivalents	(2,632)	734
Cash and cash equivalents, beginning of period	5,855	2,827
Cash and cash equivalents, end of period	$3,223	$3,561

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,802	$—

Supplemental cash flow disclosures:
Cash paid for interest	$99	$1,805
Cash paid for income taxes	$643	$366
Deferred offering costs paid in 2011 reclassed to equity	$—	$875
See notes to the Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. BASIS OF PRESENTATION
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of September 29, 2013, the Company operated 46 restaurants in thirteen states.
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
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2012 fiscal year consisted of 53 weeks and our 2013 fiscal year will consist of 52 weeks.
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
The Company did not receive any proceeds from these two offerings. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred approximately $1.2 million in costs and registration expenses related to the offerings, of which $925,000 was incurred during the thirty-nine weeks ended September 29, 2013.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") number 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists — a consensus of the FASB Emerging Issues Task Force. ASU 2013-11 generally requires, with some exceptions, an entity to present its unrecognized tax benefits as it relates to its net operating loss carryforwards, similar tax losses, or tax credit carryforwards, as a reduction of deferred tax assets when settlement is available under the tax law of the applicable taxing jurisdiction as of the balance sheet reporting date. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company does not anticipate a material impact on its financial position, results of operations or cash flows as a result of this change.
3. EARNINGS PER SHARE
The number of shares and earnings per share (“EPS”) data for all periods presented are based on the historical weighted-average shares of common stock outstanding. EPS for the thirteen weeks and thirty-nine weeks ended September 23, 2012 is computed using the two-class method. The two-class method determines EPS for common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings. The Company’s convertible preferred stockholders were entitled to receive dividends in the event dividends on the Company’s common stock were declared. As a result, the shares of the Company’s convertible preferred stock were deemed to be participating securities.

In connection with the Company's initial public offering (“IPO”), in July of 2012, all shares of series A preferred stock, series B preferred stock and series X preferred stock were converted into common stock.
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
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
BASIC
NUMERATOR:
Net income	$2,816	$790	$8,617	$2,902
Less: liquidation preference and preferred return on series X preferred stock	—	86	—	577
Less: undistributed earnings allocated to participating interest	—	171	—	1,594
Net income available to common stockholders	$2,816	$533	$8,617	$731
DENOMINATOR:
Weighted-average common shares outstanding	16,344,454	10,215,755	16,241,661	3,539,732
Basic net income per common share	$0.17	$0.05	$0.53	$0.21
DILUTED
NUMERATOR:
Net income	$2,816	$790	$8,617	$2,902
Less: liquidation preference and preferred return on series X preferred stock	—	86	—	577
Less: undistributed earnings allocated to participating interest	—	10	—	91
Net income available to common and participating stockholders	$2,816	$694	$8,617	$2,234
DENOMINATOR:
Weighted-average common shares outstanding	16,344,454	10,215,755	16,241,661	3,539,732
Dilutive effect of preferred stock conversion	—	3,083,397	—	7,279,884
Dilutive effect of stock options	368,164	734,082	416,924	682,254
Weighted-average of diluted shares	16,712,618	14,033,234	16,658,585	11,501,870
Diluted net income per common share	$0.17	$0.05	$0.52	$0.19

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
In connection with the IPO, the Company adopted the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) which allows the Company’s Board of Directors to grant stock options, restricted stock, and other equity-based awards to directors, officers, and key employees of the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The outstanding options vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. As of September 29, 2013, a total of 1,080,120 shares of common stock are reserved and remain available for issuance under the 2012 Plan.

Stock-based compensation cost recognized in the accompanying consolidated income statements was $147,000 and $77,000 for the thirteen weeks ended September 29, 2013 and September 23, 2012, respectively, and $383,000 and $252,000 for the thirty-nine weeks ended September 29, 2013 and September 23, 2012, respectively.

A summary of stock-based compensation activity and changes for the thirty-nine weeks ended September 29, 2013 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 30, 2012	1,052,861	$5.28
Granted	145,907	28.97
Exercised	(463,613)	3.07
Forfeited	(2,702)	12.18
Outstanding and expected to vest at September 29, 2013	732,453	$11.37	5.73	$16,757
Exercisable at September 29, 2013	467,978	$5.60	4.47	$13,406
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of September 29, 2013 and multiplying this result by the related number of options outstanding and exercisable at September 29, 2013. The estimated fair value of the common stock as of September 29, 2013 used in the above calculation was $34.25 per share, the closing price of the Company’s common stock on September 27, 2013, the last trading day of the third quarter.
The weighted-average grant date fair value of options granted during the thirty-nine weeks ended September 29, 2013 was $11.02 per share, as estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

Dividend yield	0%
Expected volatility	43%
Risk-free rate of return	0.79%
Expected life (in years)	5
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
There was approximately $2.0 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of September 29, 2013. These costs will be recognized ratably through the year 2018. In the event of a change of control, approximately $428,000 of the Company’s unrecognized compensation costs would be immediately recognized.
5. LONG-TERM DEBT
Revolving Credit Facility
On November 30, 2012, the Company entered into a secured $25 million revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, which replaced the Company's previous credit facility. The Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company’s consolidated total lease adjusted leverage ratio and (c) provides for letters of credit in amounts totaling the lesser of $5 million or the available borrowings under our Revolving Credit Facility. All borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Company has elected a variable rate of interest based on LIBOR. As of September 29, 2013, this interest rate was 1.94%.
As a result of entering into the Revolving Credit Facility, the Company paid loan origination costs of approximately $216,000 related to the Revolving Credit Facility, and will amortize these loan origination costs over the term of the credit agreement.
The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.
The Revolving Credit Facility requires the Company to comply with certain financial covenants including leverage ratios, fixed charge ratios, capital expenditures as well as other customary affirmative and negative covenants. As of September 29, 2013, the Company was in compliance with all covenants under the Revolving Credit Facility.
6. ACCRUED LIABILITIES
The major classes of accrued liabilities at September 29, 2013 and December 30, 2012 are summarized as follows:

	September 29, 2013	December 30, 2012
Accrued compensation and related benefits	$3,726	$4,289
Other accruals	2,515	3,020
Sales, property, and liquor taxes	2,847	2,772
Deferred gift card revenue	756	1,062
Accrued interest	11	13
Total accrued liabilities	$9,855	$11,156
7. INCOME TAXES
The effective income tax rate for the thirty-nine weeks ended September 29, 2013 was 28.2% compared to an effective income tax rate of 30.0% for the thirty-nine weeks ended September 23, 2012. The decrease in the effective income tax rate from the prior year was primarily attributable to the favorable impact of a one time adjustment made for incremental employment tax credits for the current year as well as the previous open tax years, which resulted in a $556,000 net favorable impact in net income during the thirty-nine weeks ended September 29, 2013. The decrease in the effective income tax rate was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the current thirty-nine weeks ended September 29, 2013. The impact on the effective income tax rate for these items will be treated discretely in this thirty-nine week period as required by the FASB's Accounting Standards Codification. The effective income tax rate for 2013 excluding these discrete items is estimated to be approximately 30%.
Since the Company has net operating loss carry forwards, the net favorable tax benefit mentioned above will primarily increase the general business credits deferred tax asset.
8. SUBSEQUENT EVENTS
Subsequent to September 29, 2013, the Company opened one new restaurant, in Missouri, for a total of 47 restaurants, in fourteen states.

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of September 29, 2013, we operated 46 Chuy’s restaurants across Texas, Tennessee, Kentucky, Alabama, Indiana, Georgia, Oklahoma, Florida, Virginia, Arkansas, North Carolina, South Carolina and Ohio.
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
As of September 29, 2013, we opened seven restaurants year-to-date. We also opened one additional restaurant subsequent to September 29, 2013, our first restaurant in Missouri. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets, new core markets and in smaller markets surrounding each of those core markets.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 31 and 23 restaurants at September 29, 2013 and September 23, 2012, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Total restaurants (at end of period)	46	38	46	38
Total comparable restaurants (at end of period)	31	23	31	23
Average sales per comparable restaurant (in thousands)	$1,233	$1,263	$3,732	$3,823
Change in comparable restaurant sales (1)	3.1%	1.5%	2.5%	2.0%
Average check (2)	$13.47	$13.20	$13.48	$13.20

(1)
We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of the first three fiscal quarters of 2013 ended September 29, 2013, to the first three fiscal quarters of 2012 ended September 23, 2012. As a result, our comparable restaurant sales calculation above is based on comparing sales in the fiscal thirteen-week and thirty-nine week periods in 2013 to sales in the corresponding calendar periods of 2012. Sales for the same 31 restaurants in the comparable restaurant base in the thirteen-week and thirty-nine week periods ended September 29, 2013 increased 1.9% and 1.8%, respectively, as compared to the thirteen-week and thirty-nine week fiscal periods ended September 23, 2012.

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

Thirteen Weeks Ended September 29, 2013 Compared to Thirteen Weeks Ended September 23, 2012
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 29, 2013	% of Revenue	September 23, 2012	% of Revenue	Change	% Change
Revenue	$53,476	100.0%	$44,939	100.0%	$8,537	19.0%
Costs and expenses:
Cost of sales	14,863	27.8%	12,194	27.1%	2,669	21.9%
Labor	17,552	32.8%	14,613	32.5%	2,939	20.1%
Operating	7,658	14.3%	6,490	14.4%	1,168	18.0%
Occupancy	3,221	6.0%	2,726	6.1%	495	18.2%
General and administrative	2,418	4.5%	2,497	5.6%	(79)	(3.2)%
Marketing	409	0.8%	344	0.8%	65	18.9%
Restaurant pre-opening	983	1.9%	934	2.1%	49	5.2%
Depreciation and amortization	2,324	4.3%	1,725	3.8%	599	34.7%
Total costs and expenses	49,428	92.4%	41,523	92.4%	7,905	19.0%
Income from operations	4,048	7.6%	3,416	7.6%	632	18.5%
Interest expense	23	0.1%	2,285	5.1%	(2,262)	(99.0)%
Income before income taxes	4,025	7.5%	1,131	2.5%	2,894	255.9%
Income tax expense	1,209	2.2%	341	0.8%	868	254.5%
Net income	$2,816	5.3%	$790	1.7%	$2,026	256.5%
Revenue. Revenue increased $8.5 million, or 19.0%, to $53.5 million for the thirteen weeks ended September 29, 2013, as compared to $44.9 million for the thirteen weeks ended September 23, 2012. This increase was primarily driven by $9.2 million in incremental revenue from an additional 110 operating weeks provided by 11 new restaurants opened during and subsequent to the thirteen weeks ended September 23, 2012 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Our non-comparable restaurant revenue decreased from higher than normal revenue during the thirteen weeks ended September 29, 2013 as a result of the 'honeymoon' period that follows a restaurant's initial opening.
Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of the third fiscal quarter of 2013 ended September 29, 2013, to the third fiscal quarter of 2012 ended September 23, 2012. As a result, we calculate comparable restaurant sales by comparing sales in the third fiscal quarter of 2013 to sales in the corresponding thirteen week calendar period ended September 30, 2012. Comparable restaurant sales increased 3.1% for the thirteen week period ended September 29, 2013 compared to the thirteen week calendar period ended September 30, 2012. The increase in comparable restaurant sales was driven primarily by a 2.0% increase in average check and a 1.1% increase in average weekly customers. Sales for the same restaurants in the third fiscal quarter ended September 29, 2013 increased 1.9% compared to the third fiscal quarter of 2012 ended September 23, 2012. Our revenue mix attributed to bar sales decreased to 18.5% during the thirteen weeks ended September 29, 2013 from 19.2%, primarily as the result of lower bar sales as a percent of total revenue at certain new locations.
Cost of Sales. Cost of sales as a percentage of revenue increased to 27.8% during the thirteen weeks ended September 29, 2013, from 27.1% during the same period in 2012, primarily as a result of higher chicken and produce costs.
Labor Costs. Labor costs as a percentage of revenue increased to 32.8% during the thirteen weeks ended September 29, 2013, from 32.5% during the same period in 2012, primarily as a result of increased training and staffing levels at our new restaurants, partially offset by improved labor efficiency in our comparable restaurants.
Operating Costs. Operating costs as a percentage of revenue decreased to 14.3% during the thirteen weeks ended September 29, 2013 from 14.4% during the same period in 2012. The decrease in the current period was primarily caused by lower liquor taxes as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions, partially offset by higher utility costs as a percentage of revenue.
Occupancy Costs. Occupancy costs as a percentage of revenue decreased to 6.0% during the thirteen weeks ended September 29, 2013 from 6.1% during the same period in 2012, primarily as a result of lower common area maintenance costs as a percentage of revenue.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 3.2%, to $2.4 million for the thirteen weeks ended September 29, 2013, as compared to $2.5 million during the same period in 2012. This decrease was primarily driven by lower performance-based bonuses during the thirteen weeks ended September 29, 2013 compared to the same period in 2012, partially offset by an increase in salary expense associated with additional employees as we continue to strengthen our infrastructure for growth.
Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased by $0.1 million, or 5.2%, to $1.0 million for the thirteen weeks ended September 29, 2013, as compared to $0.9 million for the thirteen weeks ended September 23, 2012. This decrease is primarily due to the timing of the opening dates and stage of development for the restaurants in development during the periods.
Depreciation and Amortization. Depreciation and amortization as a percentage of revenue increased to 4.3% for the thirteen weeks ended September 29, 2013, as compared to 3.8% during the same period in 2012. This increase is primarily related to the increase in equipment and leasehold improvement costs related to new restaurant openings.
Interest Expense. Interest expense decreased $2.3 million for the thirteen weeks ended September 29, 2013, as compared to the thirteen weeks ended September 23, 2012. The decrease was primarily due to the $1.6 million write off of loan origination costs associated with the pay down of $79.4 million of borrowings with proceeds from the IPO during the comparable period in 2012. In addition, interest expense decreased due to decreased average outstanding borrowings under our senior secured credit facility during the thirteen weeks ended September 29, 2013, compared to the same period in 2012. Borrowings during the thirteen weeks ended September 29, 2013 averaged approximately $4.4 million, while borrowings during the same period in 2012 averaged approximately $32.0 million. In addition, our interest rate on outstanding borrowings as of September 29, 2013 was 1.94% compared to 8.50% as of September 23, 2012.
Income Tax Expense. For the thirteen weeks ended September 29, 2013 our effective tax rate decreased to 30.0% from 30.2% during the same period in 2012. The effective tax rates differ from the statutory rate of 34.0% primarily due to the non-deductible secondary offering costs offset by normal recurring tax credits attributable to FICA taxes paid on employee tips.
Net Income. As a result of the foregoing, net income increased $2.0 million, to $2.8 million for the thirteen weeks ended September 29, 2013 from $0.8 million during the same period in 2012. We had net income available to common stockholders of $2.8 million for the thirteen weeks ended September 29, 2013 as compared to net income available to common stockholders of $0.5 million during the same period in 2012.

Thirty-Nine Weeks Ended September 29, 2013 Compared to Thirty-Nine Weeks Ended September 23, 2012
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2013	% of Revenue	September 23, 2012	% of Revenue	Change	% Change
Revenue	$153,601	100.0%	$125,960	100.0%	$27,641	21.9%
Costs and expenses:
Cost of sales	42,064	27.4%	33,764	26.8%	8,300	24.6%
Labor	49,267	32.0%	40,295	32.0%	8,972	22.3%
Operating	21,742	14.2%	17,810	14.1%	3,932	22.1%
Occupancy	9,220	6.0%	7,536	6.0%	1,684	22.3%
General and administrative	7,720	5.0%	6,419	5.1%	1,301	20.3%
Advisory agreement termination fee	—	—%	2,000	1.6%	(2,000)	(100.0)%
Secondary offering costs	925	0.6%	—	—%	925	100.0%
Marketing	1,163	0.8%	954	0.8%	209	21.9%
Restaurant pre-opening	3,004	2.0%	2,914	2.3%	90	3.1%
Depreciation and amortization	6,418	4.1%	4,672	3.7%	1,746	37.4%
Total costs and expenses	141,523	92.1%	116,364	92.4%	25,159	21.6%
Income from operations	12,078	7.9%	9,596	7.6%	2,482	25.9%
Interest expense	80	0.1%	5,451	4.3%	(5,371)	(98.5)%
Income before income taxes	11,998	7.8%	4,145	3.3%	7,853	189.5%
Income tax expense	3,381	2.2%	1,243	1.0%	2,138	172.0%
Net income	$8,617	5.6%	$2,902	2.3%	$5,715	196.9%
Revenue. Revenue increased $27.6 million, or 21.9%, to $153.6 million for the thirty-nine weeks ended September 29, 2013, as compared to $126.0 million for the thirty-nine weeks ended September 23, 2012. This increase was primarily driven by $28.9 million in incremental revenue from an additional 332 operating weeks provided by 15 new restaurants opened during and subsequent to the thirty-nine week period ended September 23, 2012 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Our non-comparable restaurant revenue decreased from higher than normal revenue during the thirty-nine week period ended September 29, 2013 as a result of the 'honeymoon' period that follows a restaurant's initial opening.
Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of the twenty-six weeks ended September 29, 2013, to the thirty-nine weeks ended September 23, 2012. As a result, we calculate comparable restaurant sales by comparing sales in the thirty-nine weeks ended September 29, 2013 to sales in the corresponding thirty-nine week calendar period ended September 30, 2012. Comparable restaurant sales increased 2.5% for the thirty-nine week period ended September 29, 2013, compared to the thirty-nine week calendar period ended September 30, 2012. The increase in comparable restaurant sales was driven by a 2.0% increase in average check and a 0.5% increase in average weekly customers. Sales for the same restaurants in the thirty-nine week fiscal period ended September 29, 2013 increased 1.8% compared to the thirty-nine week fiscal period ended September 23, 2012. Our revenue mix attributed to bar sales decreased to 18.9% during the thirty-nine weeks ended September 29, 2013 from 19.6%, primarily as a result of lower bar sales as a percent of total revenue at certain new locations.
Cost of Sales. Cost of sales as a percentage of revenue increased to 27.4% during the thirty-nine weeks ended September 29, 2013, from 26.8% during the same period in 2012, primarily as a result of higher chicken and produce costs.
Labor Costs. Labor costs as a percentage of revenue remained constant at 32.0% during the thirty-nine weeks ended September 29, 2013, compared to the same period in 2012.
Operating Costs. Operating costs as a percentage of revenue increased to 14.2% during the thirty-nine weeks ended September 29, 2013 compared to 14.1% during the same period in 2012. This increase was primarily caused by increases in utility costs.
Occupancy Costs. Occupancy costs as a percentage of revenue remained constant at 6.0% during the thirty-nine weeks ended September 29, 2013 compared to the same period in 2012.
General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 20.3%, to $7.7 million for the thirty-nine weeks ended September 29, 2013, as compared to $6.4 million during the same period in 2012. This increase was primarily driven by an increase in salary expense associated with additional employees as we continue to strengthen our infrastructure for future growth and additional payroll taxes due to the exercise of employee stock options. Additionally, this increase was the result of incremental costs associated with being a public company.
Advisory Agreement Termination Fee. On March 21, 2012, we paid a $2.0 million termination fee to terminate our advisory agreement with Goode Partners.
Secondary Offering Costs. During the thirty-nine week period ended September 29, 2013, we incurred $925,000 of offering expenses related to two secondary offerings of the Company's common stock that were completed in January 2013 and April 2013. All of the common stock sold in the offerings was sold by certain existing stockholders, and as a result, the Company did not receive any proceeds from these offerings.
Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased $0.1 million, or 3.1% to $3.0 million for the thirty-nine weeks ended September 29, 2013, as compared to $2.9 million during the same period in 2012. Although there were 10 restaurants in development or opened during the thirty-nine week period ended September 29, 2013 compared to 9 restaurants in development or opened during the same period in 2012, pre-opening costs decreased in 2013 as a result of the timing of the development schedule and slightly lower pre-opening costs related to certain restaurants opened during the thirty-nine week period ended September 29, 2013 as compared to the same period in 2012.
Depreciation and Amortization. Depreciation and amortization as a percentage of revenue increased to 4.1% for the thirty-nine weeks ended September 29, 2013, as compared to 3.7% during the same period in 2012. This increase is primarily related to the increase in equipment and leasehold improvement costs related to new restaurant openings.
Interest Expense. Interest expense decreased $5.4 million for the thirty-nine weeks ended September 29, 2013, as compared to the thirty-nine weeks ended September 23, 2012. The decrease was primarily due to the $1.6 million write off of loan origination costs associated with the pay down of $79.4 million of borrowings with proceeds from the IPO during the comparable period in 2012. In addition, interest expense decreased due to decreased average outstanding borrowings under our senior secured credit facility during the thirty-nine weeks ended September 29, 2013 compared to the same period in 2012. Borrowings during the thirty-nine weeks ended September 29, 2013 averaged $4.8 million, while borrowings during the same period in 2012 averaged approximately $56.3 million. In addition, the average interest rate on our outstanding borrowings during the thirty-nine week period ended September 29, 2013 was 1.98% compared to 8.50% for the same period in 2012.
Income Tax Expense. For the thirty-nine weeks ended September 29, 2013, the effective tax rate was 28.2% as compared to 30.0% for the same period in September 23, 2012. The decrease in the effective income tax rate as compared to the same period in 2012 was primarily attributable to the favorable impact of a one time adjustment made for incremental employment tax credits for the current year as well as the previous open tax years, which resulted in a $556,000 net favorable impact in net income during the thirty-nine weeks ended September 29, 2013. The decrease in the effective income tax rate was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the current thirty-nine weeks ended September 29, 2013. The impact on the effective income tax rate for these items were treated discretely in this thirty-nine week period as required by the Financial Accounting Standards Board's Accounting Standards Codification. The effective income tax rate for 2013 excluding these discrete items is estimated to be approximately 30%. Additionally, due to the Company's net operating loss carry forwards the net favorable tax benefit related to employment tax credits will primarily be added to the general business credits deferred tax asset and will not be utilized to reduce taxes until the net operating loss carry forwards are completely utilized.
Net Income. As a result of the foregoing, net income increased $5.7 million, to $8.6 million for the thirty-nine weeks ended September 29, 2013 from $2.9 million during the same period in 2012. We had net income available to common stockholders of $8.6 million for the thirty-nine weeks ended September 29, 2013 as compared to net income available to common stockholders of $731,000 during the same period in 2012.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our $25 million credit facility (the "Revolving Credit Facility"), which we entered into on November 30, 2012. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

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
Cash Flows for Thirty-Nine Weeks Ended September 29, 2013 and September 23, 2012
The following table summarizes the statement of cash flows for the thirty-nine weeks ended September 29, 2013 and September 23, 2012 (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2013	September 23, 2012
Net cash provided by operating activities	$17,981	$15,211
Net cash used in investing activities	(21,009)	(20,437)
Net cash provided by financing activities	396	5,960
Net increase (decrease) in cash and cash equivalents	(2,632)	734
Cash and cash equivalents at beginning of year	5,855	2,827
Cash and cash equivalents at end of period	$3,223	$3,561
Operating Activities. Net cash provided by operating activities increased $2.8 million to $18.0 million for the thirty-nine weeks ended September 29, 2013, from $15.2 million during the same period in 2012. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the thirty-nine weeks ended September 29, 2013 compared to the same period in 2012 was primarily due to an increase in net income and depreciation and amortization as we continue our expansion as well as increased deferred tax liabilities as a result of timing differences. This increase was partially offset by a $1.6 million write-off of loan origination fees associated with the pay down of long term debt in 2012, a decrease in insurance accruals due to the advanced payment of certain premiums in 2013 and a decrease in the change in accrued compensation and related benefits.
Investing Activities. Net cash used in investing activities increased $0.6 million to $21.0 million for the thirty-nine weeks ended September 29, 2013, from $20.4 million for the thirty-nine weeks ended 2012. This increase was the result of an increase in capital expenditures of $0.6 million for the thirty-nine weeks ended September 29, 2013. These expenditures were primarily related to the construction of our seven new restaurants that opened during the thirty-nine weeks ended September 29, 2013, as well as expenditures related to three additional unopened restaurants currently under construction.
Financing Activities. Net cash provided by financing activities decreased $5.6 million to $0.4 million for the thirty-nine weeks ended September 29, 2013 from $6.0 million during the same period in 2012. This decrease was primarily the result of the simplification of our capital structure since our IPO in 2012 which included the conversion of all series A, B and X preferred stock into common stock and the refinancing of our debt into our new $25 million Revolving Credit Facility. Additionally, on March 21, 2012, prior to the IPO, we entered into an amendment to our previous credit facility and borrowed an additional $25.0 million under the Term A Loan facility, of which the proceeds were primarily used to repurchase $22.5 million of our common stock, series A preferred stock, series B preferred stock and series X preferred stock on April 6, 2012. On July 27, 2012, we received proceeds of $81.1 million from our IPO, which were used to repay approximately $79.4 million of our outstanding debt. Also, during that same period in 2012, we borrowed $4.5 million under our delayed draw Term B Loan and had net payments on our revolving credit facility of $2.7 million.
During the thirty-nine weeks ended September 29, 2013, we made net payments on our Revolving Credit Facility of $1.0 million and received proceeds from the exercise of stock options of $1.4 million.
As of September 29, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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
For 2013, we currently estimate capital expenditure outlays will range between $19.1 million and $21.2 million, net of agreed upon tenant improvement allowances and excluding approximately $3.3 million to $3.9 million of restaurant pre-opening costs for new restaurants that are not capitalized. Of the restaurant pre-opening costs that are not capitalized, we spent $3.0 million during the thirty-nine weeks ended September 29, 2013. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.1 million (net of estimated tenant improvement allowances) each for the opening of nine new restaurants as well as $2.3 million to improve our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2013.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $3.8 million at September 29, 2013, compared to a net working capital deficit of $2.7 million at December 30, 2012.
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, which replaced the company's previous credit facility.
As of September 29, 2013, we had borrowings under our Revolving Credit Facility of $4.0 million, and the amount available for future borrowings was $21.0 million. The Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company’s consolidated total lease adjusted leverage ratio and (c) provides for letters of credit in amounts totaling the lesser of $5.0 million or the available borrowings under our Revolving Credit Facility. All borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. We have elected a variable rate of interest based on LIBOR. As of September 29, 2013, this interest rate was 1.94%.
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

As of September 29, 2013, we were in compliance with all covenants under our Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously reported in our Annual Report.
Off-Balance Sheet Arrangements
As of September 29, 2013, we had no off balance sheet arrangements or transactions.
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

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;

•	the loss of key members of our management team and the transition to new officers;

•	strain on our infrastructure and resources caused by our growth;

•	the impact of litigation;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the impact of federal, state and local tax rules;

•	the impact of our election to take advantage of certain exemptions applicable to emerging growth companies;

•	volatility in the price of our common stock;

•	the impact of future sales of our common stock in the public market, and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the potential to no longer benefit from our relationship with Goode Partners;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us; and

•	our ability to raise capital in the future.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility that we entered into in November 2012. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in a change of $10,000 to our interest expense on an annual basis.
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
Date: November 8, 2013

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on October 30, 2013)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document