Form 10-K
period 2013-12-29
CHUY'S HOLDINGS, INC.
filed 2014-03-11
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-35603
_____________________________________________
CHUY’S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
 __________________________________________________________

DELAWARE	20-5717694
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1623 TOOMEY ROAD AUSTIN, TEXAS	78704
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (512) 473-2783
 __________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        ☐        No        ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes        ☐        No        ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes        ☐        No        ☑
As of June 28, 2013 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $606 million.
The number of shares of the registrant’s common stock outstanding at February 28, 2014 was 16,386,932.

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

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the impact of litigation;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the impact of federal, state and local tax rules;

•	the impact of electing to take advantage of certain exemptions applicable to emerging growth companies;

•	volatility in the price of our common stock;

•	the impact of future sales of our common stock and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future; and

•	the conflicts of interest that may arise because some of our directors are principals of our principal stockholders.
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

Basis of Presentation
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2012 fiscal year consisted of 53 weeks. Our 2013 and 2011 fiscal years each consisted of 52 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2013,” “fiscal 2013,” “fiscal year 2013” or similar references refer to the fiscal year ending December 29, 2013.

PART I
Unless otherwise specified, or the context otherwise requires, the references in this report to “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.

ITEM 1.	BUSINESS
General
Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by our Founders and, as of December 29, 2013, we operated 48 Chuy’s restaurants across 14 states, with an average unit volume of $4.9 million for our 32 comparable restaurants for the twelve months ended December 29, 2013. Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex Mex inspired dishes. We believe our employees are a key element of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
Our core menu was established using recipes from family and friends of our Founders, and has remained relatively unchanged over the years. We offer the same menu during lunch and dinner, which includes enchiladas, fajitas, tacos, burritos, combination platters and daily specials, complemented by a variety of appetizers, soups and salads. Each of our restaurants also offers a variety of homemade sauces, including the signature Hatch green chile and creamy jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. Our menu offers considerable value to our customers, with only three out of 49 menu items priced over $10.00 at 47 of our 48 restaurants as of December 29, 2013. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the Texas Martini, a made-to-order, hand-shaken cocktail served with jalapeño-stuffed olives. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 29, 2013, alcoholic beverages constituted 18.6% of our total restaurant sales.
We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, a “Nacho Car” that provides complimentary chips, salsa and chile con queso in the trunk of a classic car, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Including patio space, our restaurants range in size from 5,300 to 12,500 square feet, with seating for approximately 225 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allow us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 7,000 customers per location per week or 365,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.
Our Business Strengths
Over our 32-year operating history, we have developed and refined the following strengths:
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
Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers, with only three out of our 49 menu items priced over $10.00 at 47 of our 48 restaurants as of December 29, 2013. Further highlighting our value proposition, for the twelve months ended December 29, 2013, our average check was $13.46. Through our training programs, we train our employees to make sure that each plate is prepared according to our presentation and recipe standards.
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
Deep Rooted and Inspiring Company Culture. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and restaurant experience. Since our founding in 1982, we believe we have developed close personal relationships with our customers, employees and vendors. We emphasize a fun, passionate and authentic culture and support active social responsibility and involvement in local communities. We regularly sponsor a variety of community events including our annual Chuy’s Children Giving to Children Parade, Chuy’s Hot to Trot 5K and other local charitable events. We believe our employees and customers share a unique energy and passion for our concept. We are proud of our annual employee turnover rate at comparable restaurants, which as of December 29, 2013 was 25.5% for managers and 83.5% for hourly employees and our goal of promoting 40% of restaurant-level managers from within, as well as our solid base of repeat customers.
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
Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 29, 2013, our comparable restaurants generated average unit volumes of $4.9 million, with our highest volume restaurant generating $8.2 million and our lowest volume restaurant generating $2.7 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $1.8 million. For our new unit openings, we estimate that each ground-up buildout of our prototype will require a total cash investment of $1.7 million to $2.5 million (net of estimated tenant incentives of between zero and $1.0 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. We target a cash-on-cash return beginning in the third operating year of 40.0%, and a sales to investment ratio of 2:1. On average, returns on new units opened since 2001 have exceeded these target returns in the second year of operations.
Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. Our senior management team has an average of approximately 29 years of restaurant experience and our 47 general managers, as of December 29, 2013, have an average tenure at Chuy’s of approximately 6 years. In 2007, we hired our CEO and

President, Steve Hislop. Mr. Hislop is the former President of O’Charley’s Restaurants, where he spent 19 years performing a variety of functions, including serving as Concept President and a member of the board of directors, and helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants during his tenure. Since Mr. Hislop’s arrival in 2007, we have accelerated our growth plan and opened 42 new restaurants, as of February 28, 2014, and entered 13 new states.
Our Business Strategies
Pursue New Restaurant Development. We plan to open new restaurants in both our established markets and adjacent to our established markets across the United States where we believe we can achieve high unit volumes and attractive unit level returns. We believe the broad appeal of the Chuy’s concept, historical unit economics and flexible real estate strategy enhance the portability of our concept and provide us opportunity for continued expansion. Our new restaurant development will consist primarily of conversions of existing structures, with ground up construction of our prototype in select locations.
We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. In 2011, we opened eight new restaurants, including our first restaurants in Indiana and Georgia. In 2012 we opened eight restaurants, including our first restaurants in Oklahoma and Florida. We opened nine restaurants in 2013 in eight new markets located in six new states. Our restaurants opened since 2001 that have been in operations for more than two years have generated average cash-on-cash returns of greater than 40.0% in the second year of operations. During 2014, we have opened two restaurants as of February 28, 2014, and plan to open a total of ten to eleven restaurants for the year. Over the next five years, we expect to grow our restaurant base by approximately 20%, annually.
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
Real Estate
As of February 28, 2014, we leased 61 locations, of which 51 are free-standing restaurants and 10 are end-cap or in-line restaurants in Class A locations. Of these locations, 9 are scheduled to open by the end of 2014. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Including patio space, our restaurants range in size from approximately 5,300 to 12,500 square feet, averaging approximately 8,700 square feet with seating capacity for approximately 225 to 400 customers. Since the beginning of 2008 through February 28, 2014, we have opened 42 new restaurants. Since our inception in 1982, we have moved two locations and closed three locations and we have not moved or closed a location since 2004. All of our leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease terms of our leases are 10 or 15 years in length with 2 to 4, 5-year extension options. The initial terms of our leases currently expire between 2016 and 2034. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.

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
Our new restaurants are either ground-up prototypes or conversions. We estimate that each ground-up buildout restaurant will require a total cash investment of $1.7 million to $2.5 million (net of estimated tenant incentives of between zero and $1.0 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. The flexibility of our concepts has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 12 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.
The development and construction of our new sites is the responsibility of our Vice President of Real Estate and Development. Several project managers are responsible for building the restaurants, and several staff members manage purchasing, budgeting, scheduling and other related administrative functions.
New Restaurant Development
We have opened 42 new locations since the beginning of 2008 through February 28, 2014 and our management believes we are well-positioned to continue this growth through our new restaurant pipeline, which includes locations currently under development and with respect to which we are actively negotiating letters of intent. We maintain a commitment to capitalizing on opportunities and realizing efficiencies in our existing markets while also pursuing attractive locations in new markets. We seek to identify new markets in which we believe there is capacity for us to open multiple restaurants. Over the next five years, we expect to grow our restaurant base by approximately 20%, annually.
Restaurant Operations
We currently have ten supervisors that report directly to one of our three Vice Presidents of Operations, who in turn each report to our Chief Executive Officer. Each supervisor oversees an average of five to six restaurants. The staffing at our restaurants typically consists of a general manager, a kitchen manager and four to six assistant managers. In addition, each of our restaurants employs approximately 120 hourly employees.
Sourcing and Supply
Our procurement team consists of our Vice President of Real Estate and Development and our Director of Purchasing and his team, which have been sourcing and purchasing our food and other supply products for over 25 years. We rely on two regional distributors, Labatt Foodservice in Texas and Oklahoma and Performance Food Group (“PFG”) in the Southeastern United States, and various suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. Our distributors deliver supplies to each restaurant two to three times each week. Our distributor relationships with Labatt Foodservice and PFG have been in place for approximately eleven years and approximately one year, respectively, and the distributors cover 27 and 21 locations, respectively, as of February 28, 2014. For our chicken products, we rely on three suppliers for our Southeast locations and Martin Preferred Foods, as our sole supplier in Texas, Oklahoma, Arkansas and Missouri. For our green chiles, we contract to buy through our supplier Bueno Foods of Albuquerque, New Mexico. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Changes in the price or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
We are currently under contract with our principal non-alcoholic beverage provider through 2018. Our ability to arrange national distribution of alcoholic beverages is restricted by state law; however, where possible, we negotiate directly with spirit companies and/or regional distributors. We also contract with two third-party providers to source our cooking oil.
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
We regularly hold a variety of community events. Each spring, we host the Chuy’s Annual Hot to Trot 5K and Kid’s K at our Arbor Trails location in Texas, which benefits the Special Olympics of Texas. During the winter holidays, we sponsor the Chuy’s Children Giving to Children Parade, which collects toys for the Blue Santa program in Austin, Texas. The Blue Santa program gives gifts and holiday meals to needy families in Central Texas. With respect to our locations outside of Texas, we participate in and sponsor several community events across all of our locations, specifically focusing on helping children’s charities. For example, we participated in the BrightStone Golf Benefit in Cool Springs, Tennessee, the Magic City Mile in Birmingham, Alabama and the Camp Sunshine Fall Festival in Atlanta, Georgia. To celebrate one of our signature ingredients, the Hatch green chile, we hold an annual Green Chile Festival in all of our restaurants during the August and September harvest, with special menu items featuring Hatch chiles and promotional give-aways.
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
For the twelve months ended December 29, 2013, 18.6% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. We are subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
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
We are subject to a variety of federal and state environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2013, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.
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
Restaurant Industry Overview
According to the National Restaurant Association (the “NRA”), U.S. restaurant industry sales in 2012 were $638.6 billion and grew 3.2% to $659.3 billion in 2013, versus U.S. gross domestic product growth of 1.9% in 2013. The $659.3 billion in sales in 2013 is composed of 91.3% commercial restaurant services and 8.3% noncommercial restaurant services, which include food service for hospitals, transportation services, schools and other noncommercial outlets. These sales are generated by approximately 13.5 million restaurant industry employees. According to the NRA, restaurant industry sales in the states in which we operate were approximately $193.2 billion in 2013 with average sales growth of approximately 3.4%.
We believe we are well positioned to benefit from several fundamental trends in the restaurant industry and U.S. population. The NRA estimated that 47% of total U.S. food expenditures were spent at restaurants. Analysts believe that purchases of “food away from home” are attributable to demographic, economic and lifestyle trends, including the rise in the number of women in the workplace, an increase in average household income, an aging U.S. population and an increased willingness by consumers to pay for the convenience of meals prepared outside of their homes. Real disposable personal income, a key driver of restaurant industry sales, increased 0.8% in 2013, following an increase of 2.0% in 2012. We cannot provide assurance that we will benefit from the aforementioned demographic trends.
According to the U.S. Census Bureau, the Hispanic population is projected to be the fastest growing demographic in the U.S., more than doubling in size from 53.3 million people in 2012 to 128.8 million people by 2060. During this time, the Hispanic population’s share of the nation’s total population is projected to nearly double, from approximately 17% to 33%. We believe the projected growth in the Hispanic population will result in an increase in demand for Mexican/Hispanic foods. We cannot provide assurance that we will benefit from these long-term demographic trends, although we believe the Hispanic influence on dining trends will continue to grow in tandem with the population growth.
The restaurant industry is divided into two primary segments including limited-service and full-service restaurants and is generally categorized by price, quality of food, service and location. Chuy’s competes in the full-service restaurant segment, which according to Technomic, Inc., a national consulting and market research firm, had approximately $211.8 billion of sales in 2012, and is expected to grow 3.1% in 2013 to sales of $218.4 billion. The Mexican food component of the full-service restaurant segment is a highly fragmented sector, with the top five restaurants based on sales, representing approximately 8% of the category in 2012. According to Technomic, full service Mexican restaurants posted a sales increase of 4.1% in 2012, on a 2.0% increase in units.
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
Employees
As of December 29, 2013, we had approximately 5,712 employees, including 51 corporate management and staff personnel, 371 restaurant level managers and 5,290 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees.
Company Information
Our principal executive office is located at 1623 Toomey Road, Austin, Texas 78704 and our telephone number is 1-888-HEY-CHUY. Our website address is www.chuys.com. The information on our website is not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS
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
Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of February 28, 2014, we operated 50 restaurants, of which 15 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
The success of our restaurants revolves principally around customer traffic and average check per customer and customer experience. Significant factors that might adversely affect the average customer traffic and average check include, without limitation:

•
declining economic conditions, including housing market downturns, rising unemployment rates, lower disposable income, credit conditions, fuel prices and consumer confidence and other events or factors that adversely affect consumer spending in the markets we serve;

•	increased competition in the restaurant industry, particularly in the Mexican cuisine and casual and fast-casual dining segments;

•	changes in consumer preferences;

•	customers’ budgeting constraints;

•	customers’ failure to accept menu price increases that we may make to offset increases in key operating costs;

•	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambiance and service; and

•	customer experiences from dining in our restaurants.
Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including, without limitation:

•	food and other raw materials costs, many of which we do not or cannot effectively hedge;

•	labor costs, including wage, workers’ compensation, health care and other benefits expenses;

•	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing restaurants;

•	compliance costs as a result of changes in regulatory or industry standards;

•	energy, water and other utility costs;

•	costs for insurance (including health, liability and workers’ compensation);

•	information technology and other logistical costs; and

•	expenses due to litigation against us.
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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 restaurants to 50 restaurants as of February 28, 2014. We opened nine restaurants in 2013. During 2014, we have opened two restaurants as of February 28, 2014 and plan to open a total of ten to eleven restaurants for the year. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

•	identification and availability of appropriate locations that will drive high levels of customer traffic and sales per unit;

•	inability to generate sufficient funds from operations or to obtain acceptable financing to support our development;

•	recruitment and training of qualified operating personnel in the local market;

•	availability of acceptable lease arrangements, including sufficient levels of tenant allowances;

•	the financial viability of our landlords, including the availability of financing for our landlords and our landlords ability to pay tenant incentives on a timely basis;

•	construction and development cost management;

•	timely delivery of the leased premises to us from our landlords and punctual commencement of our buildout construction activities;

•	delays due to the customized nature of our restaurant concepts and decor, construction and pre-opening processes for each new location;

•	obtaining all necessary governmental licenses and permits, including our liquor licenses, on a timely basis to construct or remodel and operate our restaurants;

•	inability to comply with certain covenants under our revolving credit facility (the "Revolving Credit Facility") that could limit our ability to open new restaurants;

•	consumer tastes in new geographic regions and acceptance of our restaurant concept;

•	competition in new markets, including competition for restaurant sites;

•	unforeseen engineering or environmental problems with the leased premises;

•	adverse weather during the construction period;

•	anticipated commercial, residential and infrastructure development near our new restaurants; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.
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
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Steve Hislop, our Chief Executive Officer, and our other senior officers. We currently have employment agreements in place with Messrs. Hislop, Howie, Biller and Hatcher and Mrs. Russell. The loss of the services of our CEO, other senior officers or other key employees could have a material adverse effect on our business and plans for future development. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees.
Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
We opened eight restaurants in both 2011 and 2012. We opened nine restaurants in 2013. During 2014, we have opened two restaurants as of February 28, 2014 and plan to open a total of ten to eleven restaurants for the year. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.

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
At December 29, 2013 we had $6.0 million of outstanding indebtedness under our Revolving Credit Facility.
Our Revolving Credit Facility places certain conditions on us, including that it:

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our Revolving Credit Facility are at variable rates;

•	limits our ability to obtain additional financing in the future for working capital or other purposes; and

•	could place us at a competitive disadvantage compared to our competitors that have less indebtedness.
Our Revolving Credit Facility places certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our Revolving Credit Facility, we may incur substantial additional indebtedness under that facility and may incur obligations that do not constitute indebtedness under that facility. The Revolving Credit Facility also places certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. These restrictions limit or prohibit, among other things, our ability to:

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	incur or guarantee additional indebtedness;

•	sell stock in our subsidiaries;

•	create or incur liens;

•	make acquisitions or investments;

•	transfer or sell certain assets or merge or consolidate with or into other companies; and

•	enter into certain transactions with our affiliates.
Failure to comply with certain covenants or the occurrence of a change of control under our Revolving Credit Facility could result in the acceleration of our obligations under the Revolving Credit Facility, which would have an adverse effect on our liquidity, capital resources and results of operations.
Our Revolving Credit Facility also requires us to comply with certain financial covenants including a minimum fixed charge coverage ratio and a maximum total lease adjusted leverage ratio. Changes with respect to these financial covenants may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the Revolving Credit Facility, which would have an adverse effect on our liquidity, capital resources and results of operations.
We may be unable to obtain debt or other financing on favorable terms or at all.
There are inherent risks in our ability to borrow. Our lenders may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to increase the available commitment under our Revolving Credit Facility, refinance our existing indebtedness or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our Revolving Credit Facility because of a lender default or to obtain other cost-effective financing.
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
For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-

Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years. To the extent we use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from those exemptions.
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
Failure of our internal control over financial reporting could adversely affect our business and financial results.
Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.
In addition, as an “emerging growth company”, we are not required to have and have not had our independent registered public accounting firm perform an evaluation of our internal control over financial reporting as of the end of our fiscal year in accordance with the provisions of the Sarbanes-Oxley Act. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, control deficiencies may have been identified by our independent registered public accounting firm and those control deficiencies could have also represented one or more material weaknesses.
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
Risks Relating to Ownership of our Common Stock
Our Founders may continue to exert significant influence over us.
Our Founders serve as co-chairmen of our board of directors and beneficially own approximately 2.6% of our outstanding common stock. As a result, our Founders may be able to exert significant influence over certain of our decisions.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we may elect to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. To the extent we choose to do so, our financial statements may not be comparable to companies that comply with such new or revised accounting standards. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
The price of our common stock may be volatile and you could lose all or part of your investment.
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock could fluctuate significantly for various reasons, which include:

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	additions or departures of our senior management personnel;

•	sales of our common stock by our directors and executive officers;

•	sales or distributions of our common stock by Goode Partners or its affiliates;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by stockholders;

•
the level and quality of research analyst coverage for our common stock, changes in financial estimates or investment recommendations by securities analysts following our business or failure to meet such estimates;

•	the financial disclosure we may provide to the public, any changes in such disclosure or our failure to meet such disclosure;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our distributors or suppliers or our competitors;

•	acquisitions or strategic alliances by us or our competitors;

•	short sales, hedging and other derivative transactions in our common stock;

•	the operating and stock price performance of other companies that investors may deem comparable to us; and

•
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
As of December 29, 2013, we have 1,079,056 shares of common stock reserved for issuance under the 2012 Omnibus Equity Incentive Plan. Additionally there were 729,874 shares of common stock issuable upon exercise of outstanding options, of which 447,217 of these options were fully vested.

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
Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 15,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by a majority of our board of directors, the Chair of our board of directors, or our Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that our directors may be removed only for cause by the holders of a supermajority of our outstanding shares of capital stock;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•
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
Since we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their shares in order to realize a return on their investment. Other than the dividend paid in connection with entering into our old credit facility (the "Old Credit Facility") which was terminated in connection with entering into our Revolving Credit Facility in November 2012, we have not declared or paid any dividends on our common stock. We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

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
Our ability to raise capital in the future may be limited. Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings, diluting their interest and reducing the market price of our common stock.
Conflicts of interest may arise because some of our directors are principals of our principal stockholders.
Our Founders serve as co-chairmen on our board of directors. Our Founders could invest in entities that directly or indirectly compete with us. As a result of our relationship with our Founders, when conflicts arise between the interests of our Founders and the interests of our stockholders, these directors may not be disinterested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
As of February 28, 2014, we operated 50 Chuy’s restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	1
Arkansas	2
Florida	3
Georgia	1
Indiana	1
Kentucky	4
Missouri	1
North Carolina	2
Ohio	1
Oklahoma	2
South Carolina	1
Tennessee	5
Texas	25
Virginia	1
Total	50

As of February 28, 2014 we have also signed leases and are in development for 11 additional restaurants in Addison, Texas; San Antonio, Texas; Southlake, Texas; Sugar Land, Texas; Fairfax, Springfield, Sterling and Midlothian, Virginia; Jacksonville, North Carolina; Kennesaw Georgia; and Noblesville, Indiana. We lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. For additional information regarding our obligations under our leases, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies.”
All of our leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease term is 10 or 15 years in length with 2 to 4 5-year extension options. The initial terms of our leases currently expire between 2016 and 2034. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704. For additional information about certain facilities, including our corporate headquarters and six of our restaurant locations, we rent from related parties.

ITEM 3.	LEGAL PROCEEDINGS
Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of December 29, 2013, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares are traded on the Nasdaq Global Select Market under the symbol “CHUY”, since July 24, 2012. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the Nasdaq Global Select Market:

	High	Low
Fourth Quarter of 2013 (September 30, 2013 – December 29, 2013)	$40.24	$31.54
Third Quarter of 2013 (July 1, 2013 – September 29, 2013)	$44.06	$33.32
Second Quarter of 2013 (April 1, 2013 – June 30, 2013)	$40.95	$29.28
First Quarter of 2013 (December 31, 2012 – March 31, 2013)	$33.47	$22.15
Fourth Quarter of 2012 (September 24, 2012 – December 30, 2012)	$28.44	$20.40
Third Quarter of 2012 (July 24, 2012 – September 23, 2012)	$24.30	$14.33
On February 28, 2014, the closing price of our common stock on the Nasdaq Global Select Market was $39.81 per share.
Holders
As of February 28, 2014, there were approximately 9 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy
During the fiscal years ended December 29, 2013 and December 30, 2012 we did not declare or pay any dividends on our common stock. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. In addition, in certain circumstances, our Revolving Credit Facility restricts our ability to pay dividends. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Stock Performance Chart
The following graph compares the cumulative total stockholder return on our common stock from July 24, 2012 through December 29, 2013 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Chuy’s common stock on July 24, 2012 and in each of the forgoing indices on July 24, 2012 and assumes the reinvestment of dividends. This graph is furnished and not filed with the Securities and Exchange Commission. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the below stock performance graph is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 29, 2013 are derived from our audited consolidated financial statements. Not all periods shown below are discussed in this Annual Report on Form 10-K. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Years Ended (1)
	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
	(Amounts are shown in thousands, except per share amounts)
Consolidated Statements of Income:
Revenue	$204,361	$172,640	$130,583	$94,908	$69,394
Costs and Expenses
Cost of sales	55,894	46,475	36,139	25,626	18,196
Labor	66,565	55,223	41,545	30,394	21,186
Operating	29,279	24,498	19,297	14,292	10,482
Occupancy	12,262	10,332	7,622	5,654	4,314
General and administrative	10,015	9,358	7,478	5,293	4,617
Advisory agreement termination fee	—	2,000	—	—	—
Secondary offering costs	925	228	—	—	—
Settlement with former director	—	—	245	—	—
Marketing	1,306	1,319	964	655	533
Restaurant pre-opening	3,883	3,383	3,385	1,959	1,673
Depreciation and amortization	8,858	6,528	4,448	2,732	1,549
Total cost and expenses	188,987	159,344	121,123	86,605	62,550
Income from operations	15,374	13,296	9,460	8,303	6,844
Loss on extinguishment of debt	—	1,673	78	—	—
Interest expense, net	109	3,923	4,284	3,584	3,114
Income before income taxes	15,265	7,700	5,098	4,719	3,730
Income tax expense	4,196	2,243	1,634	1,428	1,077
Net income	11,069	5,457	3,464	3,291	2,653
Undistributed earnings allocated to participating interest	—	2,171	3,423	5,617	2,620
Net income (loss) available to common stockholders	$11,069	$3,286	$41	$(2,326)	$33
Per Share Data:
Basic net income (loss) per share	$0.68	$0.48	$0.21	$(17.18)	$0.26
Diluted net income (loss) per share	$0.66	$0.37	$0.20	$(17.18)	$0.25
Weighted average common stock outstanding
Basic	16,276,999	6,809,576	191,166	135,392	126,218
Diluted	16,677,387	12,893,290	10,852,651	135,392	10,638,514
Consolidated Balance Sheets Data:
Cash and cash equivalents	$5,323	$5,855	$2,827	$3,337	$2,062
Net working capital (deficit)	(5,524)	(2,680)	(4,258)	861	(2,817)
Total assets	151,162	129,721	105,938	88,642	70,164
Total debt	6,000	5,000	55,200	30,732	29,914
Common stock subject to put option	—	—	432	—	—
Total stockholders’ equity	$104,488	$87,463	$25,627	$40,968	$31,920

(1)
We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal ended December 30, 2012 was comprised of 53 weeks and the other four fiscal years were comprised of 52 weeks.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of December 29, 2013, we operated 48 Chuy’s restaurants across fourteen states.
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
We opened nine restaurants in fiscal 2013. During 2014, we have opened two restaurants as of February 28, 2014, and plan to open a total of ten to eleven restaurants for the year. Over the next five years, we expect to grow our restaurant base by approximately 20%, annually. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets, new core markets and in smaller markets surrounding each of those core markets. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”
Newly opened restaurants typically experience normal inefficiencies in the form of higher cost of sales, labor and direct operating and occupancy costs for several months after their opening in both percentage and dollar terms when compared with our more mature, established restaurants. Accordingly, the number and timing of newly opened restaurants has had, and is expected to continue to have, an impact on restaurant opening expenses, cost of sales, labor and occupancy and operating expenses. Additionally, initial restaurant openings in new markets may experience even greater inefficiencies for several months, if not longer, due to lower initial sales volumes, which results from initially low consumer awareness levels, and a lack of operating cost leverage until additional restaurants can be opened in these markets and build the overall consumer awareness in the market.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 32 and 24 restaurants at December 29, 2013 and December 30, 2012, respectively.

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

The following table presents operating data for the periods indicated:

	Year Ended
	December 29, 2013		December 30, 2012		December 25, 2011
Total restaurants (at end of period)	48		39		31
Total comparable restaurants (at end of period)	32		24		18
Average sales per comparable restaurant (in thousands)	$4,884		$4,986		$4,987
Change in comparable restaurant sales	2.3%	(1)	2.8%	(2)	3.1%
Average check (3)	$13.46		$13.18		$12.98

(1)
We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of fiscal 2013 ended December 29, 2013, to fiscal 2012 ended December 30, 2012. As a result, our comparable restaurant sales calculation above for 2013 is based on comparing sales in the fiscal year 2013 to sales in the comparable 52-week calendar period ended December 30, 2012. Sales for the same 32 restaurants in the comparable restaurant base in the year ended December 29, 2013 increased 2.1% as compared to the 52-week period ended December 23, 2012.

(2)
Our change in comparable restaurant sales calculation above for 2012, is based upon comparable sales for the 52-weeks ended December 23, 2012 as compared to comparable sales for the fiscal year ended December 25, 2011.

(3)	Average check is calculated by dividing revenue by number of entrées sold for a given period of time.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2013 and 2011 fiscal years consisted of 52 weeks and our 2012 fiscal year consisted of 53 weeks.
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

Operating Costs. Operating costs consist primarily of restaurant-related operating expenses, such as supplies, utilities, repairs and maintenance, travel cost, insurance, credit card fees, recruiting, delivery service and security. These costs generally increase with sales volume but may increase or decrease as a percentage of revenue.
Occupancy Costs. Occupancy costs include rent charges, both fixed and variable, as well as common area maintenance costs, property insurance and taxes, the amortization of tenant allowances and the adjustment to straight-line rent. These costs are generally fixed but a portion may vary with an increase in sales when the lease contains percentage rent.
General and Administrative Expenses. General and administrative expenses include costs associated with corporate and administrative functions that support our operations, including senior and supervisory management and staff compensation (including stock-based compensation) and benefits, travel, financial advisory fees paid to Goode Partners LLC prior to termination of the advisory agreement with Goode Partners, legal and professional fees, information systems, corporate office rent and other related corporate costs.
Marketing. Marketing costs include costs associated with our restaurant marketing programs, community service and sponsorship activities, our menus and other promotional activities.
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
Results of Operations
Year Ended December 29, 2013 Compared to the Year Ended December 30, 2012
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 29, 2013	% of Revenue	December 30, 2012	% of Revenue	Change	% Change
Revenue	$204,361	100.0%	$172,640	100.0%	$31,721	18.4%
Costs and expenses:
Cost of sales	55,894	27.4%	46,475	26.9%	9,419	20.3%
Labor	66,565	32.6%	55,223	32.0%	11,342	20.5%
Operating	29,279	14.3%	24,498	14.2%	4,781	19.5%
Occupancy	12,262	6.0%	10,332	6.0%	1,930	18.7%
General and administrative	10,015	4.9%	9,358	5.4%	657	7.0%
Advisory agreement termination fee	—	—%	2,000	1.2%	(2,000)	(100.0)%
Secondary offering costs	925	0.5%	228	0.1%	697	305.7%
Marketing	1,306	0.6%	1,319	0.8%	(13)	(1.0)%
Restaurant pre-opening	3,883	1.9%	3,383	2.0%	500	14.8%
Depreciation and amortization	8,858	4.3%	6,528	3.7%	2,330	35.7%
Total costs and expenses	188,987	92.5%	159,344	92.3%	29,643	18.6%
Income from operations	15,374	7.5%	13,296	7.7%	2,078	15.6%
Loss on extinguishment of debt	—	—%	1,673	0.9%	(1,673)	(100.0)%
Interest expense, net	109	0.1%	3,923	2.3%	(3,814)	(97.2)%
Income before income taxes	15,265	7.4%	7,700	4.5%	7,565	98.2%
Income tax expense	4,196	2.0%	2,243	1.3%	1,953	87.1%
Net income	$11,069	5.4%	$5,457	3.2%	$5,612	102.8%
Revenue. Revenue increased $31.7 million, or 18.4%, to $204.4 million for the year ended December 29, 2013, as compared to $172.6 million for the year ended December 30, 2012. Revenue for the fiscal year ended December 30, 2012 included one extra operating week which included revenues of $3.3 million. This increase was primarily driven by $36.2 million in incremental revenue from an additional 446 operating weeks provided by 17 new restaurants opened during and subsequent to the year ended December 30, 2012 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue related to non-comparable restaurants is typically lower following the year the restaurants open as a result of the 'honeymoon' period. The honeymoon period refers to the weeks following a restaurant's initial opening, during which sales are typically higher than normal. In addition, 2013 results were negatively impacted by an ice storm in early December, which had an approximate $500,000 negative impact on revenue.
Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of the comparable sales for 52-week period ended December 29, 2013, to the 52-week period ended December 30, 2012. As a result, we calculate comparable restaurant sales by comparing sales in fiscal 2013 to sales in the corresponding 52-week calendar period ended December 30, 2012. Comparable restaurant sales increased 2.3% for the 52-week period ended December 29, 2013 compared to the 52-week calendar period ended December 30, 2012. The increase in comparable restaurant sales was driven primarily by a 2.0% increase in average check and a 0.3% increase in average weekly customers. Sales for the same restaurants in the fiscal year ended December 29, 2013 increased 2.1% compared to the 52-week period ended December 23, 2012. Our revenue mix attributed to bar sales decreased to 18.6% during the year ended December 29, 2013 from 19.2%, primarily as the result of lower bar sales as a percent of total revenue at certain new locations.
Cost of Sales. Cost of sales as a percentage of revenue increased to 27.4% during the year ended December 29, 2013, from 26.9% during the same period in 2012, primarily as a result of higher produce and chicken costs.
Labor Costs. Labor costs as a percentage of revenue increased to 32.6% during the year ended December 29, 2013, from 32.0% during the same period in 2012, primarily as a result of decreased leverage from one less week in 2013, increases in management costs as a percentage of sales caused by lower volumes at our non-comparable restaurants as well as increased hourly labor due to longer learning curves at these same non-comparable restaurants, partially offset by improved labor efficiencies in our comparable restaurants.
Operating Costs. Operating costs as a percentage of revenue increased to 14.3% during the year ended December 29, 2013 from 14.2% during the same period in 2012. The increase in the current period was primarily caused by higher utility and insurance costs as a percentage of revenue, partially offset by lower liquor taxes as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions.
Occupancy Costs. As a percentage of revenue, occupancy costs remained flat at approximately 6.0%.
General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 7.0%, to $10.0 million for the year ended December 29, 2013, as compared to $9.4 million during the same period in 2012. This increase was primarily driven by an increase in salary and stock based compensation expense associated with additional employees as we continue to strengthen our infrastructure for future growth and an increase in incremental costs associated with operating as a public company for a full fiscal year in 2013 as compared to only half a year for fiscal 2012. These increases were partially offset by a decrease in performance based bonuses.
Advisory Agreement Termination Fee. On March 21, 2012, we paid a $2.0 million termination fee to terminate our advisory agreement with Goode Partners. We paid the termination fee using the proceeds from our additional borrowings of $25.0 million under our Old Credit Facility.
Secondary Offering Costs. In fiscal 2013 and 2012, we incurred approximately $925,000 and $228,000, respectively, of offering expenses related to our January 2013 and April 2013 secondary offerings of the Company’s common stock. All of the stock in these offerings were sold by certain existing stockholders and as a result, the Company did not receive any proceeds from the offerings.
Marketing Costs. Marketing costs as a percentage of revenue decreased to 0.6% during the year ended December 29, 2013, from 0.8% during the same period in 2012, primarily as the result of decreasing external marketing expenses and focusing more on local store marketing. We also reduced expenditures for the annual conference for our restaurant general managers as compared to the year ended December 30, 2012.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased by $0.5 million, or 14.8%, to $3.9 million for the year ended December 29, 2013, as compared to $3.4 million for the year ended December 30, 2012. This increase is primarily due to opening one additional restaurant in 2013.
Depreciation and Amortization. Depreciation and amortization as a percentage of revenue increased to 4.3% for the year ended December 29, 2013, as compared to 3.7% during the same period in 2012. This increase is primarily related to one less week of revenue in 2013 and the increase in equipment and leasehold improvement costs related to new restaurant openings.

Loss on Extinguishment of Debt. In fiscal 2012, we recorded a $1.6 million write off of loan origination costs associated with the pay down of $79.4 million of borrowings under our Old Credit Facility with proceeds from our IPO. In addition, on November 30, 2012 we recorded a $0.1 million write off of loan origination costs associated with the termination of our Old Credit Facility.
Interest Expense. Interest expense decreased $3.8 million for the year ended December 29, 2013, as compared to the year ended December 30, 2012. The decrease was primarily due to decreased average outstanding borrowings during the year ended December 29, 2013, compared to the same period in 2012. Borrowings during the year ended December 29, 2013 averaged approximately $4.9 million, while borrowings during the same period in 2012 averaged approximately $44.0 million. In addition, the average interest rate on our outstanding borrowings during the year ended December 29, 2013 was 2.0% compared to 8.4% during the year ended December 30, 2012.
Income Tax Expense. For the year ended December 29, 2013 our effective tax rate decreased to 27.5% from 29.1% during the same period in 2012. The decrease in the effective income tax rate as compared to the same period in 2012 was primarily attributable to the favorable impact of a one time adjustment made for incremental employment tax credits for the current year as well as the previous open tax years, which resulted in a $556,000 net favorable impact on net income during the year ended December 29, 2013. The decrease in the effective income tax rate was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the year ended December 29, 2013. The effective income tax rate for 2013 excluding these items is estimated to be approximately 29%. Additionally, due to the Company's net operating loss carry forwards the net favorable tax benefit related to employment tax credits will primarily be added to the general business credits deferred tax asset and will not be utilized to reduce taxes until the net operating loss carry forwards are completely utilized. The effective tax rate differs from the statutory rate of 34% primarily due to these employment tax credits attributable to payroll taxes paid on employees' tips, non-deductible secondary offering costs and various state and local income taxes.
Net Income. As a result of the foregoing, net income increased $5.6 million, to $11.1 million for the year ended December 29, 2013 from $5.5 million during the same period in 2012. We had net income available to common stockholders of $11.1 million for the year ended December 29, 2013 as compared to net income available to common stockholders of $3.3 million during the same period in 2012.
Year Ended December 30, 2012 Compared to the Year Ended December 25, 2011
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 30, 2012	% of Revenue	December 25, 2011	% of Revenue	Change	% Change
Revenue	$172,640	100.0%	$130,583	100.0%	$42,057	32.2%
Costs and expenses:
Cost of sales	46,475	26.9%	36,139	27.7%	10,336	28.6%
Labor	55,223	32.0%	41,545	31.8%	13,678	32.9%
Operating	24,498	14.2%	19,297	14.8%	5,201	27.0%
Occupancy	10,332	6.0%	7,622	5.8%	2,710	35.6%
General and administrative	9,358	5.4%	7,478	5.7%	1,880	25.1%
Advisory agreement termination fee	2,000	1.2%	—	—%	2,000	100.0%
Secondary offering costs	228	0.1%	—	—%	228	100.0%
Settlement with former director	—	—%	245	0.2%	(245)	(100.0)%
Marketing	1,319	0.8%	964	0.8%	355	36.8%
Restaurant pre-opening	3,383	2.0%	3,385	2.6%	(2)	(0.1)%
Depreciation and amortization	6,528	3.7%	4,448	3.4%	2,080	46.8%
Total costs and expenses	159,344	92.3%	121,123	92.8%	38,221	31.6%
Income from operations	13,296	7.7%	9,460	7.2%	3,836	40.5%
Loss on extinguishment of debt	1,673	0.9%	78	0.1%	1,595	2,044.9%
Interest expense	3,923	2.3%	4,284	3.2%	(361)	(8.4)%
Income before income taxes	7,700	4.5%	5,098	4.0%	2,602	51.0%
Income tax expense	2,243	1.3%	1,634	1.2%	609	37.3%
Net income	$5,457	3.2%	$3,464	2.8%	$1,993	57.5%
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
Secondary Offering Costs. In fiscal 2012, we incurred $228,000 of offering expenses related to a secondary offering of the Company’s common stock that was completed in January 2013. All of the stock in the offering was sold by certain existing stockholders and as a result, the Company did not receive any proceeds from the offering. We expect to incur approximately an additional $320,000 of expenses related to the secondary offering in the first quarter of 2013.
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

Interest Expense. Interest expense decreased $0.4 million for the year ended December 30, 2012, as compared to the year ended December 25, 2011. This decrease was due to a reduction in the average effective interest rate on our outstanding borrowings during the year ended December 30, 2012, as compared to the same period December 25, 2011, offset by greater average outstanding borrowings. The interest rate reduction was associated with the refinancing of our Old Credit Facility we completed in May of 2011 and in November of 2012. On November 30, 2012, we entered into a $25.0 million secured revolving credit facility (the “Revolving Credit Facility”) and borrowed $5.0 million under the facility to repay approximately $5.0 million of outstanding debt remaining under our Old Credit Facility and to pay closing fees for the Revolving Credit Facility. Under our Revolving Credit Facility, we elected a variable rate of interest based on LIBOR. As of December 30, 2012, we had an interest rate of 2.1% on our Revolving Credit Facility as compared to an interest rate of 7.0% under our Old Credit Facility.
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
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our $25 million Revolving Credit Facility, which we entered into on November 30, 2012. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.
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
Cash Flows for the Years Ended December 29, 2013, December 30, 2012 and December 25, 2011
The following table summarizes the statements of cash flows for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 (in thousands):

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Net cash provided by operating activities	$24,241	$24,703	$17,355
Net cash used in investing activities	(31,198)	(27,425)	(20,834)
Net cash provided by financing activities	6,425	5,750	2,969
Net increase (decrease) in cash and cash equivalents	(532)	3,028	(510)
Cash and cash equivalents at beginning of year	5,855	2,827	3,337
Cash and cash equivalents at end of period	$5,323	$5,855	$2,827
Operating Activities. Net cash provided by operating activities decreased $0.5 million to $24.2 million for the year ended December 29, 2013, from $24.7 million during the same period in 2012. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities during the year ended December 29, 2013 compared to the same period in 2012 was primarily due to the excess tax benefit from stock-based compensation of $4.0 million in 2013, a $1.7 million write-off of loan origination fees associated with the pay down of long term debt in 2012, decreased deferred income taxes of $2.1 million and a decrease in the change in accounts payable due to timing differences. This decrease was partially offset by an increase in net income of $5.6 million and depreciation and amortization of $2.3 million as we continue our expansion.

Investing Activities. Net cash used in investing activities increased $3.8 million to $31.2 million for the year ended December 29, 2013, from $27.4 million for the year ended 2012. This increase was the result of an increase in capital expenditures of $3.7 million for the year ended December 29, 2013. These expenditures were primarily related to the construction of our nine new restaurants that opened during the year ended December 29, 2013, as well as expenditures related to five additional unopened restaurants under construction at December 29, 2013.
Financing Activities. Net cash provided by financing activities increased $0.6 million to $6.4 million for the year ended December 29, 2013 from $5.8 million during the same period in 2012. This increase was primarily the result of $4.0 million in excess tax benefits from stock based compensation and proceeds of $1.4 million from the exercise of stock options . During the year ended December 29, 2013 we had net borrowings on our Revolving Credit Facility of $1.0 million.
In addition, we simplified our capital structure in 2012 as a result of our IPO which included the conversion of all series A, B and X preferred stock into common stock and the refinancing of our debt into our new $25 million Revolving Credit Facility. On March 21, 2012, prior to the IPO, we entered into an amendment to our previous credit facility and borrowed an additional $25.0 million under the Term A Loan facility, of which the proceeds were primarily used to repurchase $22.5 million of our common stock, series A preferred stock, series B preferred stock and series X preferred stock on April 6, 2012. On July 27, 2012, we received proceeds of $81.1 million from our IPO, which were used to repay approximately $79.4 million of our outstanding debt. Also, during that same period in 2012, we borrowed $4.5 million under our delayed draw Term B Loan and had net payments on our revolving credit facility of $2.7 million.
As of December 29, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term Capital Requirements
Our capital requirements are primarily dependent upon the pace of our growth plan and resulting new restaurants. Our growth plan is dependent upon many factors, including economic conditions, real estate markets, restaurant locations and the nature of our lease agreements. Our capital expenditure outlays are also dependent on maintenance and remodel costs in our existing restaurants as well as information technology and other general corporate capital expenditures.
The capital resources required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. We estimate that each ground-up restaurant will require a total cash investment of $1.7 million to $2.5 million (net of estimated tenant incentives of between zero and $1.0 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. In addition to the cost of the conversion or ground-up buildout, we expect to spend approximately $350,000 to $400,000 per restaurant for restaurant pre-opening costs. We target a cash-on-cash return beginning in the third operating year of 40.0%, and a sales to investment ratio of 2:1 for our new restaurants.
For 2014, we currently estimate capital expenditure outlays will range between 27.5 million and $30.0 million, net of agreed upon tenant improvement allowances and excluding approximately $3.8 million to $4.3 million of restaurant pre-opening costs for new restaurants that are not capitalized. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.4 million (net of estimated tenant improvement allowances) each for the opening of 10 to 11 new restaurants as well as $3.0 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2013.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $5.5 million at December 29, 2013, compared to a net working capital deficit of $2.7 million at December 30, 2012.
Initial Public Offering
On July 27, 2012, we completed our IPO of our common stock. We issued 6,708,332 shares, including shares sold to the underwriters pursuant to their overallotment option. We received net proceeds from the offering of approximately $78.1 million (after estimated offering expenses). We used the net proceeds with additional Company funds to repay $79.4 million of indebtedness under our Old Credit Facility.

Secondary Offerings
Subsequent to our IPO we completed two secondary offerings in January 2013 and April 2013 for 5,175,000 and 3,000,000 shares, respectively, including shares sold to the underwriters pursuant to their overallotment options. We did not receive any proceeds from the two secondary offerings as all the shares sold in the offerings were owned by certain of the Company's existing stockholders. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of shares in the two secondary offerings; however, the Company incurred costs and registration expenses related to the offerings of approximately $925,000 and $228,000 during the year ended December 29, 2013 and December 30, 2012, respectively.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On the same date, we repaid all debt outstanding under the Old Credit Facility using borrowings from the new Revolving Credit Facility. In connection with the repayment of debt outstanding under our Old Credit Facility, the Old Credit Facility was terminated. As a result of the repayment of outstanding debt and the termination of the Old Credit Facility, we recorded a $1.7 million loss on extinguishment of debt to write off the unamortized loan origination fees. As of December 29, 2013 we had $6.0 million of outstanding indebtedness under our new Revolving Credit Facility. Our Revolving Credit Facility will mature on November 30, 2017.
Under our Revolving Credit Facility, we may request to increase the size of our Revolving Credit Facility by up to $25.0 million, in minimum principal amounts of $5.0 million or the remaining amount of the $25.0 million if less than $5.0 million (the "Incremental Revolving Loan"), which Incremental Revolving Loan will be effective after 10 days written notice to the agent. In the event that any of the lenders fund the Incremental Revolving Loan, the terms and provisions of the Incremental Revolving Loan will be the same as under our Revolving Credit Facility.
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon our election, of (i) the base rate (which is the highest of prime rate, federal funds rate plus 0.5% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on our consolidated total lease adjusted leverage ratio (as defined in the Revolving Credit Facility agreement). Our Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on our consolidated total lease adjusted leverage ratio. As of December 29, 2013 our interest rate was 1.92%. The revolving line of credit also requires compliance with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants.
As of December 29, 2013, we were in compliance with all covenants under our Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.
Contractual Obligations
The following table summarizes contractual obligations at December 29, 2013 on an actual basis (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Long-Term Debt Obligations (1)	$6,544	$139	$278	$6,127	$—
Operating Lease Obligations (2)	173,389	11,858	25,665	24,174	111,692
Purchase Obligations (3)	16,647	16,349	298	—	—
Total	$196,580	$28,346	$26,241	$30,301	$111,692

(1)
Reflects principal and interest payments on revolver balances and fees on unused revolver commitments under our Revolving Credit Facility. On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility. As of December 29, 2013, $6.0 million was outstanding. All amounts under our Revolving Credit Facility are due November 30, 2017.

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

Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 29, 2013, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Leases and Leasehold Improvements. We lease land, buildings and/or certain equipment for the majority of our restaurants under noncancelable lease agreements. Our land and building leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for one or more five-year periods. We account for leases in accordance with ASC 840, Leases, and other related authoritative guidance. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.
Certain of our operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the amounts charged to operations and amounts paid as deferred rent. We may receive rent holidays, which would begin on the possession date and end on the date construction of the restaurant begins, during which no cash rent payments are typically due under the terms of the lease. Rent holidays are included in the lease term when determining straight-line rent expense.
Additionally, certain of our operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of the target is considered probable. This may result in some variability in rent expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.
We make judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements and deferred lease incentives for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used. In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in GAAP for leases. We are continuing to monitor the FASB an International Accounting Standards Board's activities regarding leases and will disclose expected impacts on our business and financial statements as rules are finalized.
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
At December 29, 2013 none of the Company’s intangible assets or goodwill were impaired.
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
One significant factor in determining the fair value of our options, when using the Black-Scholes option pricing model, is the fair value of the common stock underlying those stock options. We were a private company with no active public market for our common stock prior to our IPO. During that time, our board of directors obtained periodic contemporaneous valuation studies from an independent third-party valuation firm. In performing its valuation analysis, the valuation firm engaged in discussions with management, analyzed historical and forecasted financial statements and reviewed our corporate documents. In addition, these valuation studies were based on a number of assumptions, including industry, general economic, market and other conditions that could reasonably be evaluated at the time of the valuation. Third-party valuations were performed on each of June 30, 2011, September 30, 2011 and December 31, 2011 using generally accepted valuation methodologies.
Since becoming a publicly traded company, our board of directors determines the fair value of our common stock underlying the options based on the market price as quoted by the Nasdaq Global Select Market.
Based upon a price of $36.63 per share, the closing price of the Company’s common stock on December 27, 2013, the last trading day of our fiscal year, the aggregate intrinsic value of stock options outstanding as of December 29, 2013 was approximately $26.7 million, of which approximately $16.4 million related to vested stock options and approximately $10.3 million related to unvested stock options.
Recent Accounting Pronouncements
We reviewed all significant newly-issued accounting pronouncements and concluded that, with the exception of the pronouncement below, they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility that we entered into in November 2012. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in a change of $15,000 to our interest expense on an annual basis.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, notes thereto and the report of McGladrey LLP, our independent registered public accounting firm, are set forth beginning on page F-1 hereto and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2013 based on the criteria in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2013.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III
The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information.

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

Date:	March 11, 2014	CHUY’S HOLDINGS, INC.

		By:	/s/ STEVEN J. HISLOP
Steven J. Hislop
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVE HISLOP
Steve Hislop	Director, President and Chief Executive Officer (principal executive officer)	3/11/2014
/s/ JON HOWIE
Jon Howie	Vice President and Chief Financial Officer (principal financial and accounting officer)	3/11/2014
/s/ MIKE YOUNG
Mike Young	Co-Chairman of the Board, Director	3/11/2014
/s/ JOHN ZAPP
John Zapp	Co-Chairman of the Board, Director	3/11/2014
/s/ STARLETTE JOHNSON
Starlette Johnson	Director	3/11/2014
/s/ SAED MOHSENI
Saed Mohseni	Director	3/11/2014
/s/ DOUGLAS SCHMICK
Douglas Schmick	Director	3/11/2014
/s/ IRA ZECHER
Ira Zecher	Director	3/11/2014

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
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

10.5*	Chuy’s Holdings, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.6* +	Form of Restricted Stock Unit Agreement Under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan
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

10.12*
Management Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and Three Star Management, Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.13
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

10.23
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

10.25	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.26*
Employment Agreement, dated November 16, 2011, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steven J. Hislop (incorporated by reference to Exhibit 10.31 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 17, 2011)

10.27*
Employment Agreement, dated November 16, 2011, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon W. Howie (incorporated by reference to Exhibit 10.32 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 17, 2011)

10.28*
Form of Employment Agreement, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and certain employees (incorporated by reference to Exhibit 10.33 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 16, 2011)

10.29*
Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.30
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

10.31
Agreement Relating to Termination of Advisory Agreement, dated as of March 21, 2012, between Chuy’s Opco, Inc. and Goode Partners LLC (incorporated by reference to Exhibit 10.36 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-176097), filed on May 17, 2012)

10.32*
Chuy’s Holdings, Inc. Amended and Restated 2006 Stock Option Plan (incorporated by reference to Exhibit 10.37 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-176097), filed on May 17, 2012)

10.33*
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

21.1	Subsidiaries of Chuy’s Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
23.1+	Consent of McGladrey LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Chuy’s Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chuy’s Holdings, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey LLP
Dallas, Texas
March 11, 2014

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 29, 2013	December 30, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,323	$5,855
Accounts receivable	636	564
Lease incentives receivable	1,933	4,213
Inventories	705	621
Prepaid expenses and other current assets	1,826	1,730
Total current assets	10,423	12,983
Property and equipment, net	93,520	69,748
Other assets and intangible assets, net	1,250	1,021
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$151,162	$129,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,620	$3,463
Accrued liabilities	9,903	10,881
Deferred lease incentives	1,335	1,044
Current deferred tax liability	89	275
Total current liabilities	15,947	15,663
Deferred tax liability	4,058	4,186
Accrued deferred rent	3,502	1,902
Deferred lease incentives, less current portion	17,167	15,507
Long-term debt	6,000	5,000
Total liabilities	46,674	42,258
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,385,683 shares issued and outstanding at December 29, 2013 and 15,918,427 shares issued and outstanding at December 30, 2012	164	159
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 29, 2013 and December 30, 2012	—	—
Paid-in capital	86,258	80,307
Retained earnings	18,066	6,997
Total stockholders’ equity	104,488	87,463
Total liabilities and stockholders’ equity	$151,162	$129,721

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Revenue	$204,361	$172,640	$130,583
Costs and expenses:
Cost of sales	55,894	46,475	36,139
Labor	66,565	55,223	41,545
Operating	29,279	24,498	19,297
Occupancy	12,262	10,332	7,622
General and administrative	10,015	9,358	7,478
Advisory agreement termination fee	—	2,000	—
Secondary offering costs	925	228	—
Settlement with former director	—	—	245
Marketing	1,306	1,319	964
Restaurant pre-opening	3,883	3,383	3,385
Depreciation and amortization	8,858	6,528	4,448
Total costs and expenses	188,987	159,344	121,123
Income from operations	15,374	13,296	9,460
Loss on extinguishment of debt	—	1,673	78
Interest expense, net	109	3,923	4,284
Income before income taxes	15,265	7,700	5,098
Income tax expense	4,196	2,243	1,634
Net income	11,069	5,457	3,464
Undistributed earnings allocated to participating interests	—	2,171	3,423
Net income available to common stockholders	$11,069	$3,286	$41
Net income per common share:
Basic	$0.68	$0.48	$0.21
Diluted	$0.66	$0.37	$0.20
Weighted-average shares outstanding:
Basic	16,276,999	6,809,576	191,166
Diluted	16,677,387	12,893,290	10,852,651

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 29, 2013, December 30, 2012 and December 25, 2011
(In thousands, except share and per share data)

	Common Stock		Convertible Preferred Stock		Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance, December 26, 2010	169,806	$2	10,657,252	$107	$36,134	$4,725	$40,968
Stock-based compensation	—	—	—	—	352	—	352
Non-cash settlement with former director	—	—	—	—	70	—	70
Dividends declared and paid	—	—	—	—	(12,361)	(6,649)	(19,010)
Sale of stock and exercise of stock options	38,699	—	—	—	183	—	183
Temporary equity related to put option	—	—	—	—	(432)	—	(432)
Deferred compensation contributed by stockholder	—	—	—	—	32	—	32
Net income	—	—	—	—	—	3,464	3,464
Balance, December 25, 2011	208,505	2	10,657,252	107	23,978	1,540	25,627
Stock-based compensation	—	—	—	—	329	—	329
Purchase of stock	(15,627)	—	(1,640,035)	(17)	(22,457)	—	(22,474)
Sale of common stock from initial public offering, net of fees and expenses	6,708,332	67	—	—	78,025	—	78,092
Expiration of put option reclassed from temporary equity	—	—	—	—	432	—	432
Conversion of convertible preferred stock to common stock	9,017,217	90	(9,017,217)	(90)	—	—	—
Net income	—	—	—	—	—	5,457	5,457
Balance, December 30, 2012	15,918,427	159	—	—	80,307	6,997	87,463
Stock-based compensation	—	—	—	—	531	—	531
Proceeds from exercise of stock options	467,256	5	—	—	1,430	—	1,435
Excess tax benefit from stock-based compensation	—	—	—	—	3,990	—	3,990
Net Income	—	—	—	—	—	11,069	11,069
Balance, December 29, 2013	16,385,683	$164	—	$—	$86,258	$18,066	$104,488

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Cash flows from operating activities:
Net income	$11,069	$5,457	$3,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,858	6,528	4,448
Amortization of loan origination costs	45	248	285
Write-off of loan origination costs associated with paydown of long-term debt	—	1,673	78
Stock-based compensation	531	329	352
Excess tax benefit from stock-based compensation	(3,990)	—	—
Deferred compensation contributed by stockholder	—	—	32
Non-cash settlement with former director	—	—	70
Loss on disposal of property and equipment	61	56	44
Amortization of deferred lease incentives	(1,242)	(848)	(620)
Deferred income taxes	(314)	1,760	1,198
Changes in operating assets and liabilities:
Accounts receivable	(72)	(117)	(44)
Inventories	(84)	(4)	(204)
Prepaid expenses and other current assets	(96)	(696)	(80)
Accounts payable	(610)	1,381	204
Accrued liabilities and deferred rent	4,612	3,904	2,767
Deferred lease incentives	5,473	5,032	5,361
Net cash provided by operating activities	24,241	24,703	17,355
Cash flows from investing activities:
Purchase of property and equipment	(30,905)	(27,246)	(20,797)
Purchase of other assets	(293)	(179)	(152)
Net proceeds on note receivable	—	—	115
Net cash used in investing activities	(31,198)	(27,425)	(20,834)
Cash flows from financing activities:
Payments on long-term debt	—	(82,000)	(28,482)
Borrowings on long-term debt	—	29,500	52,500
Dividend payments	—	—	(19,010)
Purchase of stock	—	(22,474)	—
Proceeds from sale of common stock, net of underwriting fees	—	81,104	183
Deferred offering costs	—	(2,137)	(875)
Borrowings under revolving line of credit	3,000	7,250	3,700
Payments under revolving line of credit	(2,000)	(4,950)	(3,250)
Loan origination costs	—	(543)	(1,797)
Excess tax benefit from stock-based compensation	3,990	—	—
Proceeds from the exercise of stock options	1,435	—	—
Net cash provided by financing activities	6,425	5,750	2,969

Net increase (decrease) in cash and cash equivalents	(532)	3,028	(510)
Cash and cash equivalents, beginning of period	5,855	2,827	3,337
Cash and cash equivalents, end of period	$5,323	$5,855	$2,827

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,767	$—	$—

Supplemental cash flow disclosures:
Cash paid for interest	$130	$4,227	$4,060
Cash paid for income taxes	$685	$382	$317
Deferred offering costs not yet paid	$—	$—	$763
Deferred offering costs paid in 2011 reclassed to equity	$—	$875	$—

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Chuy’s Holdings, Inc., a Delaware corporation (the “Company”), through its wholly owned subsidiary, Chuy’s Opco, Inc., owns and operates restaurants in Texas and 13 states in the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company had 48, 39, and 31 restaurants, as of December 29, 2013, December 30, 2012, and December 25, 2011, respectively.
Chuy’s was founded in Austin, Texas in 1982 and prior to 2006, operated as Chuy’s Comida Deluxe, Inc. (“Chuy’s”). The Company was incorporated and acquired in November 2006 by Goode Chuy’s Holdings, LLC, an affiliate of Goode Partners LLC (the “Sponsor”), the controlling stockholder. Subsequent to December 30, 2012, in connection with the secondary offering, the Sponsor is no longer the controlling stockholder.
On July 27, 2012, the Company completed the initial public offering (“IPO”) of its common stock. The Company issued 6,708,332 shares, including shares sold to the underwriters pursuant to their overallotment option. The Company received net proceeds from the offering of approximately $78.1 million. The net proceeds and additional Company funds were used to repay loans outstanding under the Company’s credit facility.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.
Fiscal Year
The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal year ended December 30, 2012 consisted of 53 weeks. The fiscal years ended December 29, 2013 and December 25, 2011 each had 52 weeks.
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
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset, which ranges from 3 to 7 years. Expenditures for major additions and improvements are capitalized. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term, including option periods that are reasonably assured of renewal, or the estimated useful life of the asset, which ranges from 5 to 20 years.
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
Leasehold improvements financed by the landlord through lease incentive allowances are capitalized with the lease incentive allowances recorded as deferred lease incentives. Such leasehold improvements are amortized on a straight line basis over the lesser of the life of the asset or the defined lease term, which includes option periods which are reasonably assured of renewal. Deferred lease incentives are amortized on a straight-line basis over the same defined lease term, and are recorded as a reduction of occupancy expense.
Other Assets and Intangible Assets
Other assets and intangible assets include liquor licenses, lease acquisition costs and loan origination costs and are stated at cost, less accumulated amortization.
Goodwill
Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs tests to assess potential impairments on the first day of the fourth quarter or during the year if an event or other circumstance indicates that goodwill may be impaired. The impairment evaluation for goodwill is conducted using a two-step process. In the first step, the fair value of the reporting unit is compared to the carrying amount, including goodwill. If the estimated fair value is less than the carrying amount, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the goodwill is determined by allocating fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. Based on the Company’s analysis, no impairment charges were recognized on goodwill for the three years ended December 29, 2013.
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
Estimated Fair Value of Financial Instruments
The Company uses a three-tier value hierarchy, which classifies the inputs used in measuring fair values, in determining the fair value of the Company's non-financial assets and non-financial liabilities. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. There were no changes in the methods or assumptions used in measuring fair value during the period.
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 29, 2013 and December 30, 2012 approximate their fair value due to the short-term maturities of these financial instruments. The Company’s long-term debt has a variable interest rate and therefore re-prices frequently and entails no significant change in credit risk and as a result the fair value approximates the carrying value.
Loan Origination Costs
Loan origination costs are capitalized and amortized over the term of the related debt agreement as interest expense, using the straight line method for the Company's $25.0 million secured revolving credit facility (the "Revolving Credit Facility") entered into on November 30, 2012 and the effective interest method for the Company's $67.5 million senior secured credit facility (the "Old Credit Facility") that the Company entered into on May 24, 2011 and paid in full in November 2012.
Revenue Recognition
Revenue from restaurant operations (food, beverage and alcohol sales) and merchandise sales are recognized upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances.
Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue upon redemption by the customer. Breakage is recognized on unredeemed gift cards based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote. Any gift card breakage was immaterial for all periods presented.
Marketing
The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed on the expected timing of those events. Marketing expense was $1.3 million, $1.3 million, and $1.0 million for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively.
Stock-Based Compensation
The Company maintains an equity incentive plan under which it allows the Company's board of directors to grant stock options, restricted stock, and other equity-based awards to directors, officers, and key employees of the Company. The plans provide for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The Company recognizes stock-based compensation in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 ("Topic 718"). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.
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

Segment Reporting
The FASB issued ASC 280, Segment Reporting, which established standards for disclosures about products and services, geographic areas and major customers. The Company currently operates one reporting segment; full-service, casual dining, Mexican food restaurants.
Revenue from customers is derived principally from food and beverage sales and the Company does not rely on any major customers as a source of revenue.
Recent Accounting Pronouncements
The Company's management reviewed all significant newly-issued accounting pronouncements and concluded that, with the exception of the pronouncement below, they either are not applicable to the Company's operations or that no material effect is expected on the Company's consolidated financial statements as a result of future adoption.
In July 2013, the FASB issued Accounting Standards Update ("ASU") number 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists — a consensus of the FASB Emerging Issues Task Force. ASU 2013-11 generally requires, with some exceptions, an entity to present its unrecognized tax benefits as it relates to its net operating loss carryforwards, similar tax losses, or tax credit carryforwards, as a reduction of deferred tax assets when settlement is available under the tax law of the applicable taxing jurisdiction as of the balance sheet reporting date. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company does not anticipate a material impact on its financial position, results of operations or cash flows as a result of this change.
2. NET INCOME PER SHARE
The number of shares and earnings per share data (“EPS”) for all periods presented are based on the historical weighted-average shares of common stock outstanding. EPS for the years ended December 30, 2012 and December 25, 2011 is computed using the two-class method. The two-class method determines EPS for common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings. The Company’s convertible preferred stockholders were entitled to receive dividends in the event dividends on the Company’s common stock were declared. As a result, the shares of the Company’s convertible preferred stock were deemed to be participating securities.
In connection with the IPO, all preferred stock mandatorily converted to common stock on a 1:1 basis.
Basic EPS of common stock was computed by dividing net income, less the undistributed earnings allocated to participating interests, by the weighted-average number of shares of common stock outstanding for the period. Due to the issuance of the series X preferred stock in 2010, the basic EPS was computed by dividing net income, less the original investment of $5.0 million in series X preferred stock and annualized 20.0% preferred return and the undistributed earnings allocated to participating interests, by the weighted-average number of shares of common stock outstanding for the period. The original investment in series X preferred stock and the 20.0% preferred return was required to be paid to series X preferred stockholders prior to any payment of dividends to the common stockholders.
Diluted EPS of common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and the if converted method for dilutive convertible preferred stock. The numerator is net income less the preferred return and undistributed earnings on the series X preferred stock as this series of preferred stock was anti-dilutive using the if converted method. For all periods presented, undistributed earnings allocated to participating interests related to the series A preferred stock and series B preferred stock were not deducted from net income for purposes of calculating diluted earnings per share because the diluted earnings per share gave effect to the conversion of this preferred stock into common stock as of the beginning of the year.

The computation of basic and diluted net income per share is as follows:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
BASIC
NUMERATOR:
Net income	$11,069	$5,457	$3,464
Less: liquidation preference and preferred return on series X preferred stock	—	577	1,121
Less: undistributed earnings allocated to participating interest	—	1,594	2,302
Net income available to common stockholders	$11,069	$3,286	$41
DENOMINATOR:
Weighted-average common shares outstanding	16,276,999	6,809,576	191,166
Basic net income per common share	$0.68	$0.48	$0.21
DILUTED
NUMERATOR:
Net income	$11,069	$5,457	$3,464
Less: liquidation preference and preferred return on series X preferred stock	—	577	1,121
Less: undistributed earnings allocated to participating interest	—	91	131
Net income available to common and participating stockholders	$11,069	$4,789	$2,212
DENOMINATOR:
Weighted-average common shares outstanding	16,276,999	6,809,576	191,166
Dilutive effect of preferred stock conversion	—	5,356,896	10,049,572
Dilutive effect of stock options	400,388	726,818	611,913
Weighted-average of diluted shares	16,677,387	12,893,290	10,852,651
Diluted net income per common share	$0.66	$0.37	$0.20

3. PROPERTY AND EQUIPMENT
The major classes of property and equipment as of December 29, 2013 and December 30, 2012 are summarized as follows:

	December 29, 2013	December 30, 2012
Leasehold improvements	$69,058	$48,925
Furniture, fixtures and equipment	38,320	29,390
Construction in progress	10,795	7,384
	118,173	85,699
Less accumulated depreciation	(24,653)	(15,951)
Total property and equipment, net	$93,520	$69,748
Depreciation expense was $8.8 million, $6.5 million and $4.4 million for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively.

4. OTHER ASSETS AND OTHER INTANGIBLE ASSETS
The major classes of other assets and other intangibles assets along with related accumulated amortization at December 29, 2013 and December 30, 2012 are summarized as follows:

	Average Life at December 29, 2013	2013			2012
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived assets:
Loan origination costs	3.9	$225	$(49)	$176	$216	$(4)	$212
Lease acquisition costs	13.0	1,193	(194)	999	908	(134)	774
Total finite-lived assets		1,418	(243)	1,175	1,124	(138)	986
Indefinite-lived assets:
Liquor license		75	—	75	35	—	35
Total indefinite-lived assets		75	—	75	35	—	35
Total other assets and other intangible assets		$1,493	$(243)	$1,250	$1,159	$(138)	$1,021
Amortization expense was $0.1 million, $2.0 million and $0.4 million for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively. Amortization expense for the year ended December 30, 2012 excluded the write off of unamortized loan origination costs which are included in the "Loss on extinguishment of debt" line item in the consolidated statements of income.
The following table represents the total estimated amortization of intangible assets for the five succeeding fiscal years:

For the Fiscal Years Ended:
2014	$109
2015	109
2016	109
2017	105
2018	62
Thereafter	681
$1,175
5. LONG-TERM DEBT
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On the same date, the Company repaid all debt outstanding under the Old Credit Facility using borrowings from the new Revolving Credit Facility. In connection with the repayment of debt outstanding under the Company's Old Credit Facility, the Old Credit Facility was terminated. As a result of the repayment of outstanding debt and the termination of the Old Credit Facility, the Company recorded a $1.7 million loss on extinguishment of debt to write off the unamortized loan origination fees. As of December 29, 2013 the Company had $6.0 million of outstanding indebtedness under the Company's new Revolving Credit Facility. The Company's Revolving Credit Facility will mature on November 30, 2017.
Under the Company's Revolving Credit Facility, the Company may request to increase the size of the Company's Revolving Credit Facility by up to $25.0 million, in minimum principal amounts of $5.0 million or the remaining amount of the $25.0 million if less than $5.0 million (the "Incremental Revolving Loan"), which Incremental Revolving Loan will be effective after 10 days written notice to the agent. In the event that any of the lenders fund the Incremental Revolving Loan, the terms and provisions of the Incremental Revolving Loan will be the same as under the Company's Revolving Credit Facility.
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon the Company's election, of (i) the base rate (which is the highest of prime rate, federal funds rate plus 0.5% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company's consolidated total lease adjusted leverage ratio (as defined in the Revolving Credit Facility agreement). The Company's Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on the Company's consolidated total lease adjusted leverage ratio. As of December 29, 2013 the Company's interest rate was 1.92%. The revolving line of credit also requires compliance with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants.
As a result of entering into the Revolving Credit Facility, the Company paid loan origination costs of approximately $225,000 related to the Revolving Credit Facility, and will amortize these loan origination costs over the term of the credit agreement.
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets.
6. ACCRUED LIABILITIES
The major classes of accrued liabilities at December 29, 2013 and December 30, 2012 are summarized as follows:

	December 29, 2013	December 30, 2012
Accrued compensation and related benefits	$4,122	$4,289
Other accruals	2,184	3,164
Sales and use tax	1,493	1,505
Property tax	1,009	861
Deferred gift card revenue	1,095	1,062
Total accrued liabilities	$9,903	$10,881
7. LEASES
The Company leases land and buildings for its corporate office and all of its restaurants under various long-term operating lease agreements. The initial lease terms range from 10 years to 20 years and currently expire between 2016 and 2034. The leases include renewal options for 5 to 20 additional years. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance (“CAM”) charges, and various other expenses related to properties.
Rent expense is paid to various landlords including several companies owned and controlled by the Company’s founders.
 At December 29, 2013, the future minimum rental commitments under non-cancellable operating leases, for opened restaurants and those under development, including option periods that are reasonably assured of renewal are as follows:

	Related Party	Unrelated Parties	Total
Fiscal year ending:
2014	$1,885	$9,973	$11,858
2015	1,899	10,910	12,809
2016	1,921	10,935	12,856
2017	1,309	10,817	12,126
2018	1,322	10,726	12,048
Thereafter	968	110,724	111,692
Total minimum lease payments	$9,304	$164,085	$173,389
Additionally, the Company has entered in to three lease agreements related to the development of a future restaurant subsequent to December 29, 2013. The Company’s future commitments relating to these leases are $7.9 million.
The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

Rent expense, excluding real estate taxes, CAM charges, insurance, deferred lease incentives and other expenses related to operating leases for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 consists of the following:

	2013	2012	2011
Minimum rent—related parties	$1,930	$1,879	$1,749
Contingent rent—related parties	543	531	472
Total rent—related parties	2,473	2,410	2,221
Minimum rent—unrelated parties	7,945	5,968	4,028
Contingent rent—unrelated parties	237	272	197
Total rent—unrelated parties	8,182	6,240	4,225
Total minimum and contingent rent	$10,655	$8,650	$6,446
8. STOCKHOLDERS' EQUITY
Public Offerings
The following table summarizes our public offerings of common stock, all of which have been registered under the Securities Act of 1933 (as amended):

	Date	Number of Shares	Net Proceeds	Use of Proceeds
IPO	July 27, 2012	6,708,332	$78,100	(a)
Secondary	January 30, 2013	5,175,000	—	(b)
Secondary	April 17, 2013	3,000,000	—	(b)

(a)	Proceeds were used to repay amounts outstanding under the Old Credit Facility

(b)	The Company did not receive any proceeds from the two secondary offerings as all shares sold in the offerings were owned by certain of the Company's existing stockholders.
The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of shares in the two secondary offerings; however, the Company incurred costs and registration expenses related to the offerings of approximately $925,000 and $228,000 during the year ended December 29, 2013 and December 30, 2012, respectively.
Convertible Preferred Stock
In accordance with the Company’s certificate of incorporation and effective immediately prior to the closing of the IPO on July 27, 2012, all preferred stock mandatorily converted into common stock on a 1:1 basis.
Share Repurchase
On April 6, 2012, the Company repurchased 15,627 and 1,640,035 shares of common and preferred stock, respectively, totaling $22.5 million including expenses.
9. EMPLOYEE BENEFIT PLAN
The Chuy’s Opco, Inc. 401(k) plan, (the “401(k) Plan”), is a defined contribution plan covering all eligible employees. The 401(k) Plan provides for employee salary deferral contributions up to the maximum amount allowable by the Internal Revenue Service (“IRS”), as well as Company discretionary matching contributions. Company contributions relating to the 401(k) Plan were $151,000, $119,000 and $80,000 for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively.
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
In connection with the IPO, the Company adopted the 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) which allows the Company’s Board of Directors to grant stock options, restricted stock, and other equity-based awards to directors, officers, and key employees of the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The outstanding options vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. As of December 29, 2013, a total of 1,079,056 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated income statements was $531,000, $329,000 and $352,000 for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively.
A summary of stock-based compensation activity and changes for the year ended December 29, 2013 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Year)	Aggregate Intrinsic Value
Outstanding and expected to vest as of December 30, 2012	1,052,861	$5.28
Granted	147,892	29.08
Exercised	(467,256)	3.08
Forfeited	(3,623)	17.36
Outstanding and expected to vest as of December 29, 2013	729,874	$11.45	5.71	$18,384
Exercisable as of December 29, 2013	447,217	$5.51	4.16	$13,919
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of December 29, 2013 and multiplying this result by the related number of options outstanding and exercisable at December 29, 2013. The estimated fair value of the common stock as of December 29, 2013 used in the above calculation was $36.63 per share, the closing price of the Company’s common stock on December 27, 2013, the last trading day of the year. The total intrinsic value of options exercised during the year ended December 29, 2013 was $11.2 million.
The weighted-average grant date fair value of options granted was $11.05, $6.07 and $5.71 per share, during the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively, as estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2013	2012	2011
Dividend yield	—%	—%	—%
Expected volatility	43%	44%	44%
Risk-free rate of return	0.80%	0.68%	3.36%
Expected life (in years)	5	5	7.5
The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected life of options granted during 2011 was based on the simplified method of estimating expected term. The expected term of options granted during 2012 and 2013 was based on a representative peer group with similar employee groups and expected behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.
There was approximately $1.9 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of December 29, 2013. These costs will be recognized ratably through the year 2018. In the event of a change of control, approximately $369,000 of the Company’s unrecognized compensation costs would be immediately recognized.
One significant factor in determining the fair value of the Company’s options, when using the Black-Scholes option pricing model, is the fair value of the common stock underlying those stock options. The Company was a private company with no active public market for its common stock prior to its IPO. During that time, the board of directors obtained a contemporaneous valuation study from an independent third-party valuation firm. In performing its valuation analysis, the valuation firm engaged in discussions with management, analyzed historical and forecasted financial statements and reviewed the Company’s corporate documents. In addition, these valuation studies were based on a number of assumptions, including industry, general economic, market and other conditions that could reasonably be evaluated at the time of the valuation.
After the consummation of the IPO, the fair value of the Company’s common stock is based on the market price as quoted by the Nasdaq Stock Market.

11. INCOME TAXES
The provision for federal and state income taxes for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 consisted of the following:

	2013	2012	2011
Current Income Tax Expense
Federal	$—	$—	$—
State	775	483	436
Total Current income tax expense	775	483	436
Deferred income tax expense
Federal	3,216	1,552	755
State	205	208	443
Total deferred income tax expense	3,421	1,760	1,198
Total income tax expense	$4,196	$2,243	$1,634
Temporary difference between tax and financial reporting basis of assets and liabilities that give rise to the deferred income tax assets (liabilities) and their related tax effects as of December 29, 2013 and December 30, 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$4,571	$5,800
Accrued liabilities	363	773
General business credits	7,582	4,464
Stock-based compensation	536	551
Other	107	62
Total deferred tax assets	13,159	11,650
Deferred tax liability:
Intangibles	(7,123)	(6,058)
Prepaid expenses	(384)	(298)
Property and equipment	(9,773)	(9,213)
Other	(26)	(542)
Total deferred tax liabilities	(17,306)	(16,111)
Net deferred liabilities	$(4,147)	$(4,461)
The Company’s net operating loss carry forward of $13.4 million at December 29, 2013 will expire between 2028 and 2031. We have approximately $11.0 million of tax benefits ($4.0 million net of tax) related to excess stock compensation which were recorded to additional paid-in-capital during the fiscal year ended December 29, 2013. Under the "tax law ordering" method, as described in ASC 740, this amount was also used as a tax deduction and reduced the amount of net operating loss carry forward utilized during 2013. As of December 29, 2013, the Company has general business tax credits of $7.6 million expiring between 2026 and 2033.
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

The effective income tax expense differs from the federal statutory tax expense for the fiscal years ended December 29, 2013, December 30, 2012 and December 25, 2011 as follows:

	2013	2012	2011
Expected income tax expense	$5,191	$2,618	$1,733
State tax expense, net of federal benefit	647	456	580
Non-deductible compensation	711	457	354
FICA tip credit	(2,092)	(1,342)	(1,040)
Other	(261)	54	7
Income tax expense	$4,196	$2,243	$1,634
Federal tax standards require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The standards also require that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. As of December 29, 2013 and December 30, 2012 the Company recognized no liability for uncertain tax positions.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision. However, the Company currently has no penalties or interest related to income taxes. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 26, 2010 through December 29, 2013.
The effective income tax rate for the year ended December 29, 2013 was 27.5% compared to an effective income tax rate of 29.1% for the year ended December 30, 2012. The decrease in the effective income tax rate from the prior year was primarily attributable to the favorable impact of a one time adjustment made for incremental employment tax credits for the current year as well as the previous open tax years, which resulted in a $556,000 net favorable impact on net income during the year ended December 29, 2013. The decrease in the effective income tax rate was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the current year ended December 29, 2013. The impact on the effective income tax rate for these items will be treated discretely in this fiscal year as required by the FASB's ASC. The effective income tax rate for 2013 excluding these discrete items is estimated to be approximately 29%.
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
In connection with the Sponsor's investment in 2006, the Company entered into an advisory agreement with the Sponsor, pursuant to which the Sponsor provided the Company with certain financial advisory services. In exchange for these services, the Company paid the Sponsor an aggregate annual management fee equal to $350,000 and reimbursed them for out of pocket expenses incurred by it in connection with the provision of services pursuant to the agreement. On March 21, 2012, the Company paid a $2.0 million termination payment to the Sponsor to terminate its advisory agreement and no further payments are required under the advisory agreement. Payments to the Sponsor were $2.1 million and $0.4 million for the fiscal years ended December 30, 2012 and December 25, 2011, respectively.
13. RELATED PARTY TRANSACTIONS
Founders
The Company leases its corporate office and six restaurant locations from entities owned by its founders. See Note 7 Leases.
In addition, the Company entered into a management agreement in November 2006 with Three Star Management, Ltd. (an entity owned by its founders) to provide management services, such as administrative, accounting and human resources support, to Three Star Management’s restaurants. In connection with this agreement, the Company received management fees of $40,000 in each of the three fiscal years ended December 29, 2013.

Purchase of Common Stock by Company Executives
Pursuant to the Chief Financial Officer joining the Company, the Company agreed to sell 8,489 shares of common stock at a price per share of $11.78 for an aggregate purchase price of $100,000 on August 15, 2011.
The price per share of this common stock purchase was estimated to be the fair value of the stock at the date of purchase as determined by the quarterly contemporaneous valuation completed by the Company’s board of directors. For additional information on the contemporaneous valuation, see Note 10 Stock-Based Compensation. Since this stock was sold to the Chief Financial Officer at its fair value, no stock-based compensation expense was recorded.
14. SETTLEMENT WITH FORMER DIRECTOR
In June 2011, the Company entered into a settlement agreement with a former director. The settlement agreement provided the Company pay the former director a settlement of $175,000 and a special dividend of approximately $53,000 on shares issued upon exercise of stock options. The settlement was paid on June 16, 2011.
Prior to the settlement being paid, the former director exercised his stock options and purchased 30,209 shares of common stock. As part of the settlement, the Company granted a one-time put option for $14.48 per share for the 30,209 shares purchased. At anytime from June 15, 2012, to August 13, 2012, the former director had the option by written notice require the Company to repurchase all or a portion of these shares at a price of $14.48 per share. The Company reviewed this arrangement and determined that the stock be considered temporary equity and classified as common stock subject to put options. The Company recorded the common stock subject to put options at fair value on the date of issuance totaling $426,000 including $70,000 recorded as settlement expense, which was reclassified from stockholders equity to temporary equity. The fair value per share of the stock at the date of the settlement agreement was determined by the most recent quarterly contemporaneous valuation performed by the board of directors. The Company accreted changes in fair value to the redemption value over the period from the date of issuance to the earliest redemption date on a straight line basis. At December 25, 2011 the recorded balance of $432,000 consisted of the aforementioned $426,000 and accretion from the date of the settlement agreement to December 25, 2011. On August 13, 2012 the put option expired and $432,000 was reclassed from temporary equity to stockholders' equity.
15. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2013 and fiscal 2012 (in thousands, except per share data):

	2013
	March 31	June 30	September 29	December 29
Revenue	$46,698	$53,427	$53,476	$50,760
Income from operations (1)	3,225	4,805	4,048	3,296
Net income (2)	2,641	3,160	2,816	2,452
Basic net income per share	$0.16	$0.19	$0.17	$0.15
Diluted net income per share	$0.16	$0.19	$0.17	$0.15
	2012
	March 25	June 24	September 23	December 30
Revenue	$37,476	$43,545	$44,939	$46,680
Income from operations (3)	1,826	4,354	3,416	3,700
Net income (4)	381	1,731	790	2,555
Basic net income per share	$0.01	$0.16	$0.05	$0.16
Diluted net income per share	$0.01	$0.15	$0.05	$0.15

(1)
Contains expenses related to the January 2013 and April 2013 secondary offerings, which decreased income from operations by $417,000 in the first quarter of 2013 and $508,000 in the second quarter of 2013, respectively.

(2)	Contains a $556,000 pre-tax favorable income tax benefit, in the first quarter, related to incremental employment tax credits for the current year as well as the previous open tax years.

(3)
Contains a termination payment to Goode Chuy’s Holdings, LLC, an affiliate of Goode Partners LLC to terminate its advisory agreement, in the first quarter of 2012, which decreased income from operations by $2.0 million; contains expenses related to the secondary offering, in the fourth quarter of 2012, which decreased income from operations by $228,000.

(4)
Contains a write off of unamortized loan origination fees related to the portion of long term debt that was repaid, in the third quarter of 2012, which decreased net income by $1.1 million (net of tax).

16. SUBSEQUENT EVENTS
Subsequent to December 29, 2013, the Company opened two new restaurants, for a total of 50 restaurants in fourteen states.
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through the date of issuance.