Form 10-K/A
period 2013-12-29
CHUY'S HOLDINGS, INC.
filed 2014-04-22
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K/A
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
The number of shares of the registrant’s common stock outstanding at April 14, 2014 was 16,435,687.

EXPLANATORY NOTE
Chuy's Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 29, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2014 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.
This Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about our directors and executive officers as of December 29, 2013:

NAMES	AGE	POSITIONS
Steve Hislop	54	Director, President and Chief Executive Officer
Jon Howie	46	Vice President and Chief Financial Officer
Sharon Russell	58	Secretary and Chief Administrative Officer
Frank Biller	57	Vice President of Operations, Southeast Region
Michael Hatcher	53	Vice President of Real Estate and Development
Gary LaRue	47	Vice President of Operations, South Region
Phillip Lazenby	52	Vice President of Operations
Michael Young	65	Co-Chairman of the Board, Director
John Zapp	61	Co-Chairman of the Board, Director
Starlette Johnson	50	Director (1), (2)
Saed Mohseni	51	Director (1), (3)
Doug Schmick	66	Director (2), (3)
Ira Zecher	61	Director (1), (3)

(1)	Member of compensation committee.

(2)	Member of nominating and corporate governance committee.

(3)	Member of audit committee.
Executive Officers Biographies
Steve Hislop has served as President, Chief Executive Officer and a member of our board of directors since July 2007. From July 2006 through June 2007, Steve was President and Chief Executive Officer of Sam Seltzer Steak House. Prior to that, Steve served as the Concept President and a member of the board of directors of O’Charley’s Restaurants for 18 years, where he helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants. Steve currently serves on the Board of Directors of Not Your Average Joe's, Inc, which is a privately held company. We have concluded that Steve should serve on our board based upon his operational expertise, knowledge of the restaurant industry and leadership experience.
Jon Howie has served as our Chief Financial Officer since August 2011 and Vice President since April of 2013. From March 2007 to July 2011, Jon served as the Chief Financial Officer of Del Frisco’s Restaurant Group, LLC. Prior to that, he served 5 years as Controller and was then promoted to Chief Accounting Officer of the Lone Star Steakhouse & Saloon, Inc. Jon is a certified public accountant and prior to joining Lone Star Steakhouse & Saloon, Inc. was employed as an audit senior manager with Grant Thornton, LLP for one year and held various audit positions, including audit senior manager, at Ernst & Young LLP for ten years. At Grant Thornton and Ernst and Young, he served as an accounting and business advisor to both private and public companies and advised a number of these companies in conjunction with their initial and secondary public offerings.
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
Gary LaRue has served as our Vice President of Operations for the South Region since August 2013. He joined the Company in August 2009 as an Area Supervisor. Before his promotion to Vice President of Operations, South, he oversaw seven Chuy's locations in Houston, College Station, Lubbock and San Antonio. From August 2006 until August 2009, Gary served as the Area Director of Raising Cane's Chicken Fingers for half of the company-owned restaurants and managed its company operations and partial franchise operations. Prior to joining Raising Cane's, he held positions for various companies in the restaurant and food industry, including On the Border Mexican Cantina, Central Market and Fuddruckers.

Phillip Lazenby has served as our Vice President of Operations since February 2014. Prior to his promotion, he was Area Supervisor over multiple Chuy’s locations across Austin, Dallas, Fort Worth, San Antonio and Waco. Before joining the company in June of 2008, Phillip served as a Regional Director for O’Charley’s Restaurants and an Area Director for Rio Bravo Restaurants, overseeing 36 restaurants in the Atlanta market for those concepts.
Director Biographies
Michael Young, one of our founders, has served as a member of our board since November 2006 and became Co-Chairman of the Board in October 2013. We have concluded that Michael should serve on our board based upon his experience as an investor and operator of restaurant businesses as well as his intimate knowledge of our operations and culture.
John Zapp, one of our founders, has served as a member of our board since November 2006 and became Co-Chairman of the Board in October 2013. John currently serves on the Board of Directors of Briggo, Inc., a private company that operates Briggo Coffee Haus. We have concluded that John should serve on our board based upon his experience as an investor and operator of restaurant businesses as well as his intimate knowledge of our operations and culture.
Starlette Johnson has served as a member of our board since September 2012. Starlette most recently served as President and Chief Operating Officer, as well as a Director, of Dave & Buster’s, Inc. from 2007 to 2010. Starlette joined Dave & Buster’s as Chief Strategic Officer in 2006. Prior to joining Dave & Buster’s, Starlette worked at Brinker International, where she held positions of increasing responsibility, including serving as the Executive Vice President and Chief Strategic Officer. Starlette served as a member of the Board of Directors for Tuesday Morning, Inc. from 2008 to 2011, during which time she served on the Audit Committee and the Nominating/Governance Committee. She also serves on the Advisory Board for the Hospitality & Tourism Program at Virginia Tech and is also a member of the International Women’s Foundation. Starlette received a B.S. in Finance from Virginia Tech and an M.B.A. from Duke University. We have concluded that Starlette should serve on our board based upon her experience as an executive and board member and her knowledge of the restaurant industry.
Saed Mohseni has served as a member of our board since September 2012. Saed currently serves as the President and Chief Executive Officer of Bravo Brio Restaurant Group, Inc., the owner and operator of BRAVO! Cucina Italiana and BRIO Tuscan Grille. He was recruited to the Chief Executive Officer position in 2007, assumed the additional role of President in 2009 and led the company through the IPO process in 2010. Additionally, Saed has served as a director of Bravo Brio Restaurant Group, Inc. since 2006. Prior to joining Bravo Brio, Saed worked at McCormick & Schmick for 21 years, where he held positions of increasing responsibility, including serving as a Director from 2004 to 2007 and as Chief Executive Officer from 2000 to 2007. Saed attended Portland State University and Oregon State University. We have concluded that Saed should serve on our board based upon his experience as an executive and board member and his knowledge of the restaurant industry.
Doug Schmick has served as a member of our board since April 2013 and is a highly respected executive with 40 years of experience in the upscale casual dining segment as a co-founder of McCormick & Schmick's Seafood Restaurants in 1972. Mr. Schmick served on McCormick & Schmick's Board of Directors beginning in 2001 and was appointed Chairman in 2004. He also served as Chief Executive Officer of McCormick & Schmick's from 1974 through 1999, and again from 2007 through 2009. He currently serves on Cheesecake Factory's Board of Directors as a member of the Audit Committee and on Anthony's Coal Fired Pizza's Board of Directors which is a privately held company. We have concluded that Doug should serve on our board based upon his experience as an executive and board member and his knowledge of the restaurant industry.
Ira Zecher has served as a member of our board since June 2011. Ira has been a professor at Rutgers University in the Graduate program since September 2010. From 1974 through December 2010, Ira was employed by Ernst & Young LLP, a registered public accounting firm, retiring as a partner. Previously, he was a senior transaction advisory services partner and Far East private equity leader for Ernst & Young LLP, where he advised clients on mergers and acquisitions across a broad range of industries. Prior to joining the transaction advisory services group, Ira provided accounting, audit and business-advisory services to both public and private clients for Ernst & Young LLP since 1974. Ira currently serves as a member of the Board of Directors for Norcraft Companies, Inc. as Chairman of the Audit Committee and a member of the Compensation Committee. He received his Bachelor’s degree from Queens College. He is also a certified public accountant, a member of the American Institute of Certified Public Accountants (AICPA) and the New York State Society of Certified Public Accountants. We have concluded that Ira should serve on our board based upon his extensive professional accounting and financial expertise, which allow him to provide key contributions to the Board on financial, accounting, corporate governance and strategic matters.
Board of Directors
Our board of directors currently consists of seven directors. Except for Ira Zecher, Starlette Johnson, Saed Mohseni and Doug Schmick, our directors were elected as directors pursuant to our stockholders' agreement. The provisions of the agreement regarding the right of certain of our stockholders to nominate and elect members of the board terminated upon the consummation of our IPO. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”
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
Director Independence and Former Controlled Company Status
Our board of directors will review at least annually the independence of each director. During these reviews, the board will consider transactions and relationships between each director (and his or her immediate family and affiliates) and our company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director is independent. This review will be based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Our board of directors has determined that each of Ira Zecher, Starlette Johnson, Saed Mohseni and Doug Schmick are independent within the meaning of the Nasdaq Marketplace Rules. As required by the Nasdaq Global Select Market, a majority of our directors are independent and our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
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
Audit Committee
Our audit committee is a standing committee of our board of directors. The functions of our audit committee include:

•	appointing and determining the compensation for our independent auditors;

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls; and

•	reviewing and overseeing our independent registered public accounting firm.
Our audit committee currently consists of Ira Zecher, Starlette Johnson and Saed Mohseni, with Ira Zecher serving as chairman. All of our audit committee members are independent as defined by Section 10A(m)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") and the Nasdaq Marketplace Rules. We are also required to have at least one audit committee financial expert. Our board of directors has determined that Ira Zecher is an audit committee financial expert.
Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website.
Compensation Committee
Our compensation committee is a standing committee of our board of directors. The compensation committee’s functions include:

•	reviewing and recommending to our board of directors the salaries and benefits for our executive officers;

•	recommending overall employee compensation policies; and

•	administering our equity compensation plans.

Our compensation committee currently consists of Ira Zecher, Doug Schmick and Saed Mohseni, with Doug Schmick serving as chairman. All members of our compensation committee are independent as defined by Section 10(c) of the Exchange Act, Rule 10C of the Exchange Act Rules and the Nasdaq Marketplace Rules.
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
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is a standing committee of our board of directors. The functions of our nominating and corporate governance committee include:

•	identifying individuals qualified to serve as members of our board of directors;

•	recommending to our board nominees for our annual meetings of stockholders;

•	evaluating our board’s performance;

•	developing and recommending to our board corporate governance guidelines; and

•	providing oversight with respect to corporate governance and ethical conduct.
Our nominating and corporate governance committee consists of Starlette Johnson and Doug Schmick, with Starlette Johnson serving as the committee chairman. All members of our nominating and corporate governance committee are independent as defined by the Nasdaq Marketplace rules.
Our board of directors has adopted a written charter under which the nominating and corporate governance committee will operate. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website.
Other Committees
Our board of directors may establish other committees as it deems necessary or appropriate from time to time.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions ("covered persons"). A current copy of the code is posted on our website, which is located at www.chuys.com. Any amendments to or waivers from a provision of our code of conduct and ethics that applies to our covered persons and that relates to the elements of Item 406(b) of Regulation S-K will be disclosed on our Internet website promptly following the date of such amendment or waiver.
Board Leadership Structure and Board’s Role in Risk Oversight
Michael Young and John Zapp serve as Non-Executive Co-Chairmen of our board of directors. We support separating the positions of Chief Executive Officer and Chairman to allow our Chief Executive Officer to focus on our day-to-day business, while allowing the Co-Chairmen to lead our board of directors in its fundamental role of providing advice to, and oversight of, management. Our board of directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as one of our Co-Chairmen, particularly as our board of directors’ oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the non-management directors in the oversight of our company and establishing priorities and procedures for the work of our board of directors.
While our amended and restated bylaws do not require that our Co-Chairmen and Chief Executive Officer positions be separate, our board of directors believes that having separate positions and having non-employee directors serve as Co-Chairmen is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.
Risk is inherent with every business and we face a number of risks as outlined in Item 1a. “Risk Factors.” Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through our audit committee, is responsible for overseeing our management and operations, including overseeing its risk assessment and risk management functions. Our board of directors has delegated responsibility for reviewing our policies with respect to risk assessment and risk management to our audit committee through its charter. Our board of directors has determined that this oversight responsibility can be most efficiently performed by our audit committee as part of its overall responsibility for providing independent, objective oversight with respect to our accounting and financial reporting functions, internal and external audit functions and systems of internal controls over financial reporting and legal, ethical and regulatory compliance. Our audit committee will regularly report to our board of directors with respect to its oversight of these areas.

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
Section 102(b)(7) of the DGCL permits a corporation to provide in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duties as a director, except for liability for any:

•	transaction from which the director derives an improper personal benefit;

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payment of dividends or redemption of shares; or

•	breach of a director’s duty of loyalty to the corporation or its stockholders.
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
Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were in compliance with Section 16(a), except that Michael Hatcher, Susan Kittrell, Steve Hislop, Sharon Russell, and Ted Zapp were each late in filing one required report on Form 4 relating to one transaction each and Frank Biller was late in filing two required reports on Form 4 related to two transactions.

ITEM 11.	EXECUTIVE COMPENSATION
Introduction
This compensation discussion provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our chief executive officer, chief financial officer and our three other highest paid executive officers during fiscal year 2013 (collectively, the “named executive officers”), as presented in the tables which follow this discussion. This discussion contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.
Objective of Compensation Policy
The objective of our compensation policy is to provide a total compensation package to each named executive officer that will enable us to:

•	attract, motivate and retain outstanding individuals;

•	reward named executive officers for performance; and

•	align the financial interests of each named executive officer with the interests of our stockholders to encourage each named executive officer to contribute to our long-term performance and success.
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
Administration
Our compensation committee, which is comprised exclusively of independent directors, oversees our executive compensation program and is responsible for approving or recommending to the board the nature and amount of the compensation paid to, and any employment and related agreements entered into with, our named executive officers. The committee also administers our equity compensation plans and awards. Additionally, we are subject to Section 162(m) of the Internal Revenue Code (the “Code”), and the members of our compensation committee qualify as outside directors under Section 162(m) of the Code to enable us to maintain the deductibility of compensation we pay.
Process for Setting Total Compensation
At the first meeting of each new fiscal year, our compensation committee sets annual base salaries, determines the amount of discretionary and performance-based bonuses for the prior year and sets performance criteria for our performance-based bonuses for the following year. In making these compensation decisions, our compensation committee considers the recommendations of our chief executive officer, particularly with respect to salary adjustments, discretionary and performance-based bonus targets and awards and equity incentive awards of our other named executive officers. Our compensation committee meets with our chief executive officer at least annually to discuss and review his recommendations for compensation of our executive officers, excluding himself. When making individual compensation decisions for our named executive officers, the compensation committee takes many factors into account, including the officer’s experience, responsibilities, management abilities and job performance, our performance as a whole, current market conditions and competitive pay levels for similar positions at comparable companies. These factors are considered by the compensation committee in a subjective manner without any specific formula or weighting.
When hiring named executive officers, our compensation committee sets their compensation based on the individual's position and responsibilities and their compensation package at their previous company. At the time of hire, we have granted equity awards to new executives at a level that the compensation committee believes is appropriate to motivate that named executive officer to accomplish the individual goals for their position as well as our company objectives. For new named executive officers, bonuses are pro rated based on the portion of the year during which the executive was employed by us.
During its annual review process, our compensation committee has set compensation for each named executive officer at a level we believe is appropriate considering each named executive officer’s annual review, level of responsibility, the awards and compensation paid to the named executive officer in past years and progress toward or attainment of previously set personal and corporate goals and objectives, including attainment of financial performance goals and such other factors as the compensation committee has deemed appropriate and in our best interests and the best interests of our stockholders. The compensation committee has given different weight at different times to different factors for each named executive officer. Our performance criteria are discussed more fully below under the heading “—Bonus Compensation—Performance-Based Bonus.” Other than with respect to our performance-based bonuses, the compensation committee has not relied on predetermined formulas or a limited set of criteria when it evaluates the performance of our named executive officers.

The charter of the compensation committee authorizes the committee to engage independent consultants at any time at the expense of the company. The committee has retained Mercer as its independent compensation consultant for 2014. Mercer reports directly to the committee and performs no other work for the company. The committee assessed the independence of Mercer and concluded that its work did not raise any conflict of interest with the company. Mercer was engaged to:

•	Advise the committee on named executive officer and director pay decisions;

•	Assist in short-term and long-term incentive plan design;

•	Conduct compensation reviews and make recommendations regarding both executive and director pay structures;

•	Provide periodic updates on current trends, technical and regulatory developments and best practices in compensation design; and

•	Perform any other tasks which the committee may request from time to time.
Elements of Compensation
Our compensation program for named executive officers consists of the following elements of compensation, each described in greater depth below:

•	Base salaries.

•	Discretionary and performance-based bonuses.

•	Equity-based incentive compensation.

•	Severance and change-in-control benefits.

•	Perquisites.

•	General benefits.

•	Employment agreements.
We may, from time to time, enter into written agreements to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter. We consider entering into these agreements when it serves as a meaningful recruitment and retention mechanism. We currently have employment agreements in place with each of our named executive officers. See Item 11. “Executive Compensation—Employment Agreements” for additional information regarding our executive officer’s employment agreements.
Base Salary

NAME	2013 SALARY ($)(1)
Steve Hislop	$410,800
Jon Howie	260,000
Sharon Russell	187,200
Frank Biller	176,800
Michael Hatcher	166,400

(1)	Represents each officer’s annual base salary assuming service with us for the entire fiscal year.
We pay base salaries to attract, recruit and retain qualified employees. Our compensation committee reviews and sets base salaries of our named executive officers annually. These salary levels are and will continue to be set based on the named executive officer’s experience and performance with previous employers and negotiations with individual named executive officers. The compensation committee may increase base salaries each year based on its subjective assessment of our company’s and the individual executive officer’s performance and each named executive officer’s experience, length of service and changes in responsibilities. The weight given such factors by the compensation committee may vary from one named executive officer to another.
In the first quarter of 2013, our named executive officers received an average pay increase of approximately 4%. The compensation committee determined that these raises were appropriate in light of company and individual performance, increases in individual responsibilities and the role of salary in our named executive officers’ compensation package.

Bonus Compensation

	PERFORMANCE-BASED BONUS
NAME	DISCRETIONARY AWARD ($)	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	$1,000	$—	$205,400	$410,800	$232,511
Jon Howie	1,000	—	130,000	260,000	147,159
Sharon Russell	1,000	—	56,160	112,320	63,573
Frank Biller	1,000	—	53,040	106,080	60,041
Michael Hatcher	1,000	—	49,920	99,840	56,509
Ted Zapp (1)	1,000	—	45,172	90,344	51,134

(1)
On July 25, 2013, after expressing a desire to reduce his role with the Company, Mr. Ted Zapp resigned from his position as Vice President of Operations. Mr. Zapp will remain employed by the Company in an advisory role and will continue to assist with the operational development of the Company.

Performance-Based Bonus
In line with our strategy of rewarding performance, our executive compensation program includes performance-based bonuses to named executive officers under our cash bonus plan, which complies with Section 162(m) of the Code. Our compensation committee establishes annual target performance-based bonuses for each named executive officer during the first quarter of the year.
The target and maximum performance-based bonuses have been set at levels our compensation committee believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2013, the target and maximum performance-based bonus that each named executive officer could receive were set at 50% and 100%, respectively, of our Chief Executive Officer’s and Chief Financial Officer’s annual base salary and 30% and 60%, respectively, of our other named executive officers’ annual base salaries. No bonus is paid if actual Company Adjusted EBITDA is 95% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 95% of budget Company Adjusted EBITDA, the plan provides that we will pay a bonus based on where performance falls on a linear basis between 95% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the compensation committee retains discretion to adjust the amount paid under the plan based on individual and company circumstances. If our budget Company Adjusted EBITDA is achieved, each individual will earn 100% of their target bonus.
This performance bonus is determined based primarily on the extent to which we achieve our budget Company Adjusted EBITDA goal. Company Adjusted EBITDA is our earnings before interest, taxes, depreciation and amortization plus any loss on sales of asset (less any gain on a sale of assets); stock-based compensation; management fees; and certain non-cash and other adjustments. For each 1.0% that actual Company Adjusted EBITDA is above or below budget Company Adjusted EBITDA, the percentage of the target they receive will increase by 10% or decrease by 20%, respectively, of the Company Adjusted EBITDA portion of their target bonus. For example, if actual Company Adjusted EBITDA is 1% above budget Company Adjusted EBITDA, the named executive officers will receive 1.1 times their target bonus. The maximum a named executive officer may receive for Company Adjusted EBITDA performance is 2.0 times their target bonus. We use our Company Adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue, net income and cash flows from operations, to assess our historical and prospective operating performance and to enhance our understanding of our core operating performance. We also use our Company Adjusted EBITDA internally to evaluate the performance of our personnel and also as a benchmark to evaluate our operating performance or compare our performance to that of our competitors. The use of our Company Adjusted EBITDA as a performance measure permits a comparative assessment of our operating performance relative to our performance based on our GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies.
Target, maximum and actual performance-based bonuses for 2013 for each of the named executive officers are shown in the table above and in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
Discretionary Bonus
Our compensation committee does not intend to regularly pay discretionary bonuses. Historically, each of our named executive officers has also received a $1,000 holiday bonus each December. The discretionary bonuses awarded to our named executive officers in 2013 are set forth in the "Bonus" column of the Summary Compensation Table.

Equity Compensation
We pay equity-based compensation to our named executive officers because it links our long-term results achieved for our stockholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in our long-term success.
Historically, we have granted equity awards to our named executive officers in conjunction with significant transactions and in conjunction with a named executive officer’s initial hire or promotion to an executive position. We have provided this equity compensation to reward performance as well as to promote retention through delayed vesting. We believe that by weighting total compensation in favor of discretionary and performance-based bonuses, we have appropriately rewarded individual achievement while at the same time providing incentives to promote company performance. In the future, we plan to increase our use of long-term equity incentives, particularly through grants of stock options and unrestricted stock units under our 2012 Omnibus Equity Incentive Plan (the “2012 Plan”), to further align the interests of our executives with those of stockholders. In addition to stock options and restricted stock units, the 2012 Plan provides for the issuance of share appreciation rights, restricted shares, deferred shares, performance shares and other share based awards. In the future, we may consider granting other forms of equity to our named executive officers. For additional information regarding our 2012 Plan, see “—2012 Omnibus Equity Incentive Plan.”
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
In the first quarter of 2014, the compensation committee determined it would grant restricted stock units in addition to stock options as part of the Company's equity compensation package. In the future, the compensation committee may grant stock options, restricted stock units or a combination of both.
Severance and Transaction-Based Benefits
We currently have employment agreements in place with all of our named executive officers that provide termination or severance benefits. We agreed to pay termination or severance benefits in the event of an executive’s termination by us without cause as a retention incentive. We believe this level of severance benefit provides our executives with the assurance of security if their employment is terminated for reasons beyond their control. For additional information on the severance benefits provided under the employment agreements with our executive officers see “—Employment Agreements.”
Upon a change in control, our named executive officers’ equity awards granted under the 2006 Plan would vest.
The amount each named executive would be entitled to receive in the event of a termination is reported below under the heading “—Potential Payments upon Termination or Change in Control.”
Perquisites
In 2013, we provided complimentary dining as a personal-benefit perquisite to named executive officers. The aggregate incremental cost to us of the perquisites received by each of the named executive officers in 2013 did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.
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
Employment Agreements
We entered into employment agreements with Messrs. Hislop, Howie, Biller and Hatcher and Mrs. Russell. The employment agreements do not provide for a fixed term.
The employment agreements provide that Messrs. Hislop, Howie, Biller and Hatcher and Mrs. Russell, will receive an annual base salary of at least $366,608, $250,000, $162,692, $149,205 and $167,094, respectively. Mr. Hislop and Mr. Howie are each eligible to receive a target annual bonus of 50% of their annual base salary, based upon the achievement of goals and objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 100% of their annual base salary, respectively. Messrs. Biller and Hatcher and Mrs. Russell are each eligible to receive a target annual bonus of 30% of their annual base salary, based upon the achievement of goals and objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 60% of their annual base salary respectively. The employment agreements provide that each executive will be eligible to participate in employee plans, including 401(k), medical and dental plans, made available to our other senior executives generally.
Each employment agreement provides for severance benefits if the executive’s employment is terminated without cause (as defined in the employment agreement), subject to the executive’s compliance with certain confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims. In the event Mr. Hislop’s employment is terminated without cause, he is entitled to continue to receive his base salary for two years following the termination of his employment. In the event that the employment of Messrs. Biller, Hatcher and Howie or Mrs. Russell, is terminated, each is entitled to continue to receive one year’s base salary following their termination. In the event of termination, all of our executive officers are entitled to continue to receive the amount that the Company was subsidizing for the executive and his or her dependents’ medical and dental insurance coverage during the same period the executive is entitled to continue to receive his or her base salary after his termination.
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

Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OPTION AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL COMPENSATION ($)
Steve Hislop President, Chief Executive Officer and Director	2013	$408,977	$1,000	$438,000	$232,511	$—	$1,080,488
	2012	392,316	1,000	—	395,000	—	788,316
	2011	366,608	1,000	—	201,200	—	568,808
Jon Howie Vice President and Chief Financial Officer	2013	258,920	1,000	—	147,159	—	407,079
	2012	250,480	1,000	258,393	250,000	—	759,873
	2011	91,383	1,000	—	51,451	—	143,834
Sharon Russell Secretary and Chief Administrative Officer	2013	186,369	1,000	109,500	63,573	—	360,442
	2012	178,805	1,000	—	108,000	—	287,805
	2011	167,094	1,000	—	55,022	—	223,116
Frank Biller Vice President of Operations, Southeast Region	2013	176,016	1,000	109,500	60,041	—	346,557
	2012	169,343	1,000	—	102,000	—	272,343
	2011	162,692	1,000	—	53,573	—	217,265
Michael Hatcher Vice President of Real Estate and Development	2013	165,661	1,000	109,500	56,509	—	332,670
	2012	159,006	1,000	—	96,000	—	256,006
	2011	149,205	1,000	—	49,132	—	199,337
Ted Zapp Vice President of Operations (3)	2013	150,092	1,000	109,500	51,134	—	311,726
	2012	178,805	1,000	—	108,000	—	287,805
	2011	167,094	1,000	—	55,022	—	223,116

(1)
Represents the aggregate grant date fair value, calculated in accordance with FASB Accounting Standards Codification ("ASC") Topic 718, for awards of options. See note 10 to our consolidated financial statements for a discussion of the calculations of grant date fair value.

(2)	All other compensation is less than $10,000.

(3)
On July 25, 2013, after expressing a desire to reduce his role with the Company, Mr. Ted Zapp resigned from his position as Vice President of Operations. Mr. Zapp will remain employed by the Company in an advisory role and will continue to assist with the operational development of the Company. The Company's compensation committee has determined that Mr. Zapp's outstanding equity awards granted under the 2012 Plan will continue to vest until he is no longer employed by the Company.

Grants of Plan-Based Awards

NAME	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ALL OTHER OPTION AWARDS: NUMBER OF SECURITIES UNDERLYING OPTIONS	EXERCISE OR BASE PRICE OF OPTION AWARDS ($/SH)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(1)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	2/28/2013	$—	$205,400	$410,800	40,000	$28.51	$438,000
Jon Howie		—	130,000	260,000	—	—	—
Sharon Russell	2/28/2013	—	56,160	112,320	10,000	28.51	109,500
Frank Biller	2/28/2013	—	53,040	106,080	10,000	28.51	109,500
Michael Hatcher	2/28/2013	—	49,920	99,840	10,000	28.51	109,500
Ted Zapp	2/28/2013	—	45,172	90,344	10,000	28.51	109,500

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
The 2012 Plan will be administered by our compensation committee (the plan administrator). The plan administrator may construe and interpret the 2012 Plan and may adopt, alter and repeal rules and make all other determinations necessary or desirable to administer the 2012 Plan.
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
Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($/SH)	OPTION EXPIRATION DATE
Steve Hislop	153,387	(1)	—	(1)	$2.76	7/9/2017
	50,026	(1)	—	(1)	10.48	7/9/2017
	—	(2)	40,000	(2)	28.51	2/28/2023
Jon Howie	19,575	(3)	29,363	(3)	13.54	4/10/2022
Sharon Russell	—	(2)	10,000	(2)	28.51	2/28/2023
Frank Biller	13,750	(5)	5,438	(5)	5.99	1/1/2019
	—	(2)	10,000	(2)	28.51	2/28/2023
Michael Hatcher	14,500	(4)	—	(4)	2.76	12/6/2016
	9,787	(6)	6,525	(6)	8.22	1/1/2020
	—	(2)	10,000	(2)	28.51	2/28/2023
Tedd Zapp	—	(2)	10,000	(2)	28.51	2/28/2023

(1)	These options were granted on July 9, 2007 and vest 20% on each of the first five anniversaries of the grant date. These stock options became fully vested on July 9, 2012.

(2)	These options were granted on February 28, 2013 and vest 20% on each of the first five anniversaries of the grant date.

(3)	These options were granted on April 10, 2012 and vest 20% on August 14, 2012 and 20% on each of the next four anniversaries of the first vesting date of August 14, 2012.

(4)	These options were granted on December 6, 2006 and vest 60% on the third anniversary of the grant date and 20% on each of the fourth and fifth anniversaries of the grant date.

(5)	These options were granted on January 1, 2009 and vest 20% on each of the first five anniversaries of the grant date.

(6)	These options were granted on January 1, 2010 and vest 20% on each of the first five anniversaries of the grant date.
Potential Payments upon Termination or Change in Control
Termination of Employment
We currently have employment agreements in place with Messrs. Hislop, Howie, Biller and Hatcher and Mrs. Russell that would entitle them to severance payments upon termination of employment. Assuming the employment of our executive officers was terminated by us without cause on December 29, 2013, Messrs. Hislop, Howie, Biller and Hatcher and Mrs. Russell would be entitled to $821,600, $260,000, $176,800, $166,400 and $187,200, respectively. For information on the severance benefits the executives are entitled to in the event of a termination of employment, under their employment agreements entered into on November 16, 2011, see Item 11. “Executive Compensation—Employment Agreements.”
Change-in-Control
Under the 2012 Plan, a named executive officer’s stock options granted under that plan will immediately vest in the event that a change in control (as defined in the 2012 Plan) occurs and the officer’s employment is terminated without cause within 12 months following the change in control.
Under the 2006 Plan, a named executive officer’s stock options granted under that plan will immediately vest, in the event that (i) we are merged, consolidated or reorganized into or with another corporation and immediately afterwards our current owners no longer own a majority of the outstanding stock of the merged, consolidated or reorganized corporation; (ii) we sell or otherwise transfer all or substantially all of our assets to another corporation; (iii) after a public offering any person becomes, directly or indirectly, the beneficial owner of more than 50% of our stock; and (iv) our stockholders approve a plan of complete liquidation or dissolution of the company.
If Messrs. Hislop, Howie, Biller and Hatcher and Mrs. Russell were terminated following a change in control on December 29, 2013, they would have received 324,800, $677,992, $247,820, $266,575 and $81,200, respectively, as a result of the vesting of their unvested stock options that were granted under the 2006 Plan and 2012 Plan. As of December 29, 2013, the closing price of our common stock on the most recent trading day was $36.63 per share.
Director Compensation
The elements of compensation payable to our independent directors in 2013 are briefly described in the following table:

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
Grants of stock options to new members of our board of directors are made under the 2012 Plan. These stock options vest 20% on each of the first five anniversaries of the grant date.
The compensation committee has retained Mercer as its independent compensation consultant to, among other things, advise the committee on director compensation with respect to 2014.

Director Compensation Table
The following table provides information regarding the compensation of our non-employee directors for the year ended December 29, 2013:

NAME	FEES EARNED OR PAID IN CASH ($)(2)	STOCK AWARDS ($)(1)	TOTAL
Mike Young	$—	$—	$—
John Zapp	—	—	—
Starlette Johnson	30,000	—	30,000
Saed Mohseni	30,000	—	30,000
Doug Schmick	15,000	77,575	92,575
Ira Zecher	40,000	—	40,000
Jose Ferreira, Jr. (3)	—	—	—
Michael C Stanley (3)	—	—	—

(1)
The grant date fair value of each award, calculated in accordance with FASB ASC Topic 718 (“Topic 718”), was $10.70. Pursuant to SEC rules, the amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 10 to our consolidated financial statements included in the Original Form 10-K for information regarding the assumptions made in determining these values.

(2)	Beginning in 2014 all non-employee directors will be eligible to receive an annual cash retainer.

(3)	Messrs. Ferreira and Stanley resigned as directors on October 24, 2013.
Compensation Committee Interlocks and Insider Participation
None of our executive officers have served as a member of the board of directors or compensation committee of any related entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, as of December 29, 2013 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders	170,944	$27.92	1,079,056
Total	170,944	$27.92	1,079,056
Beneficial Ownership
The tables below set forth the beneficial ownership information of our common stock as of April 14, 2014 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person known to us to be the beneficial owner of more than 5% of our shares of common stock.
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
Beneficial ownership and percentage of beneficial ownership is based on 16,435,687 shares of our common stock outstanding at April 14, 2014. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 14, 2014 are deemed to be outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.
Directors and Named Executive Officers

NAME (1)	BENEFICIALLY OWNED	PERCENT OF CLASS
Michael Young (2)	417,901	2.5%
John Zapp (2)	417,901	2.5%
Steve Hislop	211,413	1.3%
Frank Biller	32,024	*
Michael Hatcher	20,133	*
Jon Howie	19,575	*
Sharon Russell	12,569	*
Ted Zapp	11,969	*
Phillip Lazenby	11,161	*
Gary LaRue	5,525	*
Starlette Johnson	1,450	*
Saed Mohseni	1,450	*
Douglas Schmick	1,450	*
Ira Zecher	1,450	*
All Directors and Executive Officers as a group (13 persons)	748,070	4.5%

*	Indicates ownership of less than 1%.

(1)
Based on shares of common stock outstanding as of April 14, 2014, including 278,711 shares subject to options to purchase our common stock exercisable within the 60 days following April 14, 2014. Steve Hislop, Frank Biller, Michael Hatcher, Jon Howie, Sharon Russell, Ted Zapp, Phillip Lazenby, Gary LaRue, Starlette Johnson, Saed Mohseni, Douglas Schmick and Ira Zecher held options to purchase 211,413, 6,188, 15,049, 19,575, 2,000, 2,000, 11,161, 5,525, 1,450, 1,450, 1,450 and 1,450 shares of common stock, respectively, which are exercisable within the 60 days following April 14, 2014.

(2)
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

Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the Securities and Exchange Commission by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 14, 2014.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
FMR LLC (1)	2,210,119	13.5%
Next Century Growth Investors LLC (2)	1,407,831	8.6%
Stephens Investment Management Group, LLC (3)	1,077,879	6.6%
Eagle Asset Management, Inc. (4)	913,004	5.6%
Lord, Abbet & Co. LLC (5)	867,455	5.3%

(1)
According to Amendment No. 1 to Schedule 13G (the “Amendment”) filed on February 14, 2014 by FMR LLC (“FMR”), FMR has sole voting power with respect to 13,400 shares of common stock and sole dispositive power with respect to 2,210,119 Shares of Common Stock. The Amendment reported that these shares include (a) 2,197,419 shares beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR, for which Edward C. Johnson, Chairman of FMR, has sole dispositive power, and (b) 12,700 shares beneficially owned by Pyramis Global Advisors Trust Company, a wholly-owned subsidiary of FMR, for which Edward C. Johnson 3rd, Chairman of FMR, has sole voting and dispositive power. The address for FMR is 245 Summer Street, Boston, Massachusetts 02210.

(2)
According to a Schedule 13G filed on February 14, 2014 by Next Century Growth Investors LLC ("Next Century"), Next Century has shared voting and dispositive power with respect to 1,407,831 shares of common stock. Thomas L. Press, Director, Chairman, Chief Executive Officer and controlling person of Next Century, and Robert E. Scott, Director and President of Next Century, may be deemed to have shared voting and dispositive power over 1,407,831 shares of common stock. Each of New Century, Thomas L. Press and Robert E. Scott disclaim beneficial ownership of the shares except to the extent of their respective pecuniary interest. The address of Next Century is 5500 Wayzata Blvd., Suite 1275, Minneapolis, Minnesota 55416.

(3)
According to a Schedule 13G filed on February 14, 2014 by Stephens Investment Management Group, LLC, Warren A. Stephens has shared voting with respect to 672,808 shares of common stock and sole dispositive power with respect to 1,077,879 shares of common stock. The Schedule 13G reported that these shares include (a) 21,612 shares beneficially owned by Stephens Inc. and (b) 1,056,267 shares beneficially owned by Stephens Investment Management Group, LLC. The address of Stephens Investment Management Group LLC is 111 Center Street, Little Rock, Arkansas 72201.

(4)
According to a Schedule 13G filed on January 27, 2014 by Eagle Asset Management, Inc., Eagle Asset Management, Inc. has sole voting and dispositive power with respect to 913,004 shares of common stock. The address of Eagle Asset Management, Inc. is 880 Carillon Parkway, St. Petersburg, Florida 33716.

(5)
According to a Schedule 13G filed on February 14, 2014 by Lord, Abbet & Co. LLC, Lord, Abbet & Co. LLC has sole voting with respect to 847,307 and sole dispositive power with respect to 867,455 shares of common stock. The address of Lord, Abbet & Co. LLC is 90 Hudson Street, Jersey City, New Jersey 07302.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions that occurred on or were in effect after December 31, 2012 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.
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
Leases
We lease our corporate office space as well as our North Lamar, River Oaks, Highway 183, Round Rock, Shenandoah and Arbor Trails properties from subsidiaries of Young/Zapp, a company owned 47.5% by each of our Founders and 5.0% by Sharon Russell. In 2013, we paid Young/Zapp $125,120, $255,691, $457,541, $467,064, $481,074, $308,362, and $344,343, which includes rent and a percentage of gross sales in excess of our base rent, with respect to our headquarters, North Lamar, River Oaks, Hwy 183, Round Rock, Shenandoah and Arbor Trails locations, respectively.
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
Related Party Transactions Policy
Our audit committee reviews certain financial transactions, arrangements and relationships between us and any of the following related parties to determine whether any such transaction, arrangement or relationship is a related party transaction:

•	any of our directors, director nominees or executive officers;

•	any beneficial owner of more than 5% of our outstanding stock; and

•	any immediate family member of any of the foregoing.
Our audit committee reviews any financial transaction, arrangement or relationship that:

•	involves or will involve, directly or indirectly, any related party identified above and is in an amount greater than $120,000;

•	would cast doubt on the independence of a director;

•	would present the appearance of a conflict of interest between us and the related party; or

•	is otherwise prohibited by law, rule or regulation.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
McGladrey LLP served as the Company’s independent registered public accounting firm in 2013 and 2012. The following sets forth fees billed by McGladrey for the audit of our annual financial statements and other services rendered:

	YEARS ENDED
	DECEMBER 29, 2013	DECEMBER 30, 2012
Audit fees(1)	$126,000	$118,000
Audit related fees(2)	90,800	185,400
Tax fees(3)	68,708	41,400
Total	$285,508	$344,800

(1)
Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)
Audit related fees include all costs associated with services provided by McGladrey LLP in connection with the Company’s IPO in 2012 and the Company’s secondary offerings completed in January 2013 and April 2013.

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
The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our principal independent accountants. All audit and non-audit services for 2013 and 2012 were pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1 of the Original 10-K filed March 11, 2014.

(2)	Financial Statement Schedules – None.

(3)	Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
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

21.1	Subsidiaries of Chuy’s Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
23.1	Consent of McGladrey LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-35603), filed on March, 11, 2014)
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-35603), filed on March 11, 2014)

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith.
†    Filed as an exhibit to Chuy's Annual Report on Form 10-K filed March 11, 2014, Commission File No. 001-35603.