Form 10-K/A
period 2013-12-29
CHUY'S HOLDINGS, INC.
filed 2014-04-28
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE
On April 22, 2014, Chuy’s Holdings, Inc. (the “Company,” “we,” “us,” or “our”) filed Amendment No. 1 to amend its Annual Report on Form 10-K for the year ended December 29, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2014 (the “Original Form 10-K”). Due to an inadvertent error, however, Amendment No. 1 was filed without a signature page. As such, this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is filed solely for the purpose of supplementing such Amendment No. 1 with its proper signature page. We filed Amendment No. 1 to amend the Original Form 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We filed Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 2 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 2.
This Amendment No. 2 does not amend any other information set forth in Amendment No.1 or the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 2 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1 of the Original Form 10-K filed March 11, 2014.

(2)	Financial Statement Schedules – None.

(3)	Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 28, 2014	CHUY’S HOLDINGS, INC.

		By:	/s/ Jon W. Howie
Jon W. Howie
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
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
10.6*
Form of Restricted Stock Unit Agreement Under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K (File No. 001-35603), filed on March 11, 2014)

10.7*
Form of Stock Option Award Agreement (2006 Stock Option Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.8*
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.9
Letter Agreement regarding Arbor Trails Chuy’s, dated November 7, 2006, by and between Chuy’s Opco, Inc. and Three Star Management, Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.10
Recipe License Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and MY/ZP IP Group, Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.11
Cross-Marketing License Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and MY/ZP IP Group, Ltd. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.12*
Management Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and Three Star Management, Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.13
Management System License Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and MY/ZP IP Group, Ltd. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.14
Parade Sponsorship Agreement, dated November 7, 2006, by and between Chuy’s Opco, Inc. and MY/ZP IP Group, Ltd. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.15
Form of Chuy’s Holdings, Inc.‘s 2009 Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.16
Form of Chuy’s Holdings, Inc.‘s 2010 Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.17
Form of License Exercisable Upon Event of Default Under Lease Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.18
Lease Agreement, dated November 7, 2006, between Young Zapp Graceland, Ltd. and Chuy’s Opco, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.19
Lease Agreement, dated January 1, 2002, between Young Zapp North Lamar, Ltd. and Chuy’s Opco, Inc., as amended, modified and assigned (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.20
Lease Agreement, dated November 1, 1998, between Young-Zapp Joint Venture II and Chuy’s Opco, Inc., as amended, modified and assigned (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.21
Lease Agreement, dated November 19, 1996, between Young Zapp Joint Venture-IV and Chuy’s Opco, Inc., as amended, modified and assigned (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.22
Lease Agreement, dated January 22, 2001, between Young Zapp JVRR, Ltd. and Chuy’s Opco, Inc., as amended, modified and assigned (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.23
Lease Agreement, dated June 1, 2003, between Young Zapp Shenandoah, Ltd. and Chuy’s Opco, Inc., as amended, modified and assigned (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.24
Lease Agreement, dated April 22, 2008, between Young Zapp Arbor Trails, Ltd. and Chuy’s Opco, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

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