Form 10-Q
period 2014-03-30
CHUY'S HOLDINGS, INC.
filed 2014-05-09
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at May 2, 2014 was 16,435,687.

Part I—Financial Information
Item 1.    Financial Statements
Chuy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 30, 2014	December 29, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,806	$5,323
Accounts receivable	624	636
Lease incentives receivable	1,000	1,933
Inventories	744	705
Prepaid expenses and other current assets	2,067	1,826
Total current assets	9,241	10,423
Property and equipment, net	98,924	93,520
Other assets and intangible assets, net	1,308	1,250
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$155,442	$151,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,290	$4,620
Accrued liabilities	8,469	9,903
Deferred lease incentives	1,335	1,335
Current deferred tax liability	89	89
Total current liabilities	14,183	15,947
Deferred tax liability	4,421	4,058
Accrued deferred rent	3,842	3,502
Deferred lease incentives, less current portion	16,835	17,167
Long-term debt	8,000	6,000
Total liabilities	47,281	46,674
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,435,687 shares issued and outstanding at March 30, 2014 and 16,385,683 shares issued and outstanding at December 29, 2013	164	164
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at March 30, 2014 and December 29, 2013	—	—
Paid-in capital	87,299	86,258
Retained earnings	20,698	18,066
Total stockholders’ equity	108,161	104,488
Total liabilities and stockholders’ equity	$155,442	$151,162

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Revenue	$55,951	$46,698
Costs and expenses:
Cost of sales	15,528	12,557
Labor	18,710	14,975
Operating	7,561	6,547
Occupancy	3,554	2,891
General and administrative	2,923	2,795
Secondary offering costs	—	417
Marketing	422	352
Restaurant pre-opening	1,155	971
Depreciation and amortization	2,316	1,968
Total costs and expenses	52,169	43,473
Income from operations	3,782	3,225
Interest expense	22	33
Income before income taxes	3,760	3,192
Income tax expense	1,128	551
Net income	$2,632	$2,641
Net income per common share:
Basic	$0.16	$0.16
Diluted	$0.16	$0.16
Weighted-average shares outstanding:
Basic	16,397,629	16,111,286
Diluted	16,712,418	16,577,053

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$2,632	$2,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,316	1,968
Amortization of loan origination costs	11	11
Stock-based compensation	202	98
Excess tax benefit from stock-based compensation	(537)	—
(Gain) loss on disposal of property and equipment	(1)	4
Amortization of deferred lease incentives	(332)	(266)
Deferred income taxes	900	(241)
Changes in operating assets and liabilities:
Accounts receivable	12	(144)
Inventories	(39)	(21)
Prepaid expenses and other current assets	(241)	(190)
Accounts payable	(1,785)	(319)
Accrued liabilities and deferred rent	(1,094)	(1,502)
Deferred lease incentives	933	463
Net cash provided by operating activities	2,977	2,502
Cash flows from investing activities:
Purchase of property and equipment	(6,247)	(6,136)
Purchase of other assets	(86)	(38)
Net cash used in investing activities	(6,333)	(6,174)
Cash flows from financing activities:
Borrowings under revolving line of credit	2,000	—
Excess tax benefit from stock-based compensation	537	—
Proceeds from the exercise of stock options	302	913
Net cash provided by financing activities	2,839	913
Net decrease in cash and cash equivalents	(517)	(2,759)
Cash and cash equivalents, beginning of period	5,323	5,855
Cash and cash equivalents, end of period	$4,806	$3,096

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,455	$—

Supplemental cash flow disclosures:
Cash paid for interest	$38	$54
Cash paid for income taxes	$59	$182

See notes to the Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. BASIS OF PRESENTATION
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of March 30, 2014, the Company operated 51 restaurants in fourteen states.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2013. The accompanying consolidated balance sheet as of December 29, 2013, has been derived from our audited consolidated financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.
Certain prior period amounts were reclassified to conform to the 2014 presentation. These reclassifications had no impact on net income or total stockholders' equity.
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2014 fiscal year will consist of 52 weeks and our 2013 fiscal year consisted of 52 weeks.
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
The Company did not receive any proceeds from these two offerings. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred approximately $1.2 million in costs and registration expenses related to the offerings, of which $417,000 was incurred during the thirteen weeks ended March 31, 2013.
2. RECENT ACCOUNTING PRONOUNCEMENTS
We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.
3. NET INCOME PER SHARE
The number of shares and net income per share data for all periods presented are based on the historical weighted-average shares of common stock outstanding.
Basic net income per share of the Company's common stock is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (such deferred shares granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan, the "restricted stock units").

The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
BASIC
NUMERATOR:
Net income	$2,632	$2,641
DENOMINATOR:
Weighted-average common shares outstanding	16,397,629	16,111,286
Basic net income per common share	$0.16	$0.16
DILUTED
NUMERATOR:
Net income	$2,632	$2,641
DENOMINATOR:
Weighted-average common shares outstanding	16,397,629	16,111,286
Dilutive effect of stock options and restricted stock units	314,789	465,767
Weighted-average of diluted shares	16,712,418	16,577,053
Diluted net income per common share	$0.16	$0.16

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
In connection with the IPO, the Company adopted the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units and other equity-based awards to directors, officers, and key employees of the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The outstanding options vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. The outstanding restricted stock units vest 25% on each of the first four anniversaries of the date of grant. As of March 30, 2014, a total of 989,691 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated income statements was $202,000 and $98,000 for the thirteen weeks ended March 30, 2014 and March 31, 2013, respectively.
Stock Options
A summary of stock-based compensation activity related to stock options for the thirteen weeks ended March 30, 2014 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 29, 2013	729,874	$11.45
Granted	4,944	40.68
Exercised	(50,004)	6.05
Forfeited	(653)	13.54
Outstanding and expected to vest at March 30, 2014	684,161	$12.05	5.56	$19,843
Exercisable at March 30, 2014	463,252	$7.00	4.30	$15,807
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of March 30, 2014 and multiplying this result by the related number of options outstanding and exercisable at March 30, 2014. The estimated fair value of the common stock as of March 30, 2014 used in the above calculation was $41.06 per share, the closing price of the Company’s common stock on March 28, 2014, the last trading day of the first quarter. The total intrinsic value of options exercised during the thirteen weeks ended March 30, 2014 was $1.7 million.
The weighted-average grant date fair value of options granted during the thirteen weeks ended March 30, 2014 was $14.19 per share, as estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

Dividend yield	0%
Expected volatility	37%
Risk-free rate of return	1.53%
Expected life (in years)	5
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
There was approximately $1.8 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of March 30, 2014. These costs will be recognized ratably through the year 2019. In the event of a change of control, approximately $320,000 of the Company’s unrecognized compensation costs would be immediately recognized.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirteen weeks ended March 30, 2014 are as follows:

	Shares	Weighted Average Fair Value
Outstanding and expected to vest at December 29, 2013	—	$—
Granted	84,421	40.68
Outstanding and expected to vest at March 30, 2014	84,421	$40.68
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 30, 2014, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.4 million, which is expected to be recognized ratably over the next four years.
5. LONG-TERM DEBT
Revolving Credit Facility
On November 30, 2012, the Company entered into a secured $25 million revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, which replaced the Company's previous credit facility. As of March 30, 2014, the interest rate on our Revolving Credit Facility was 1.91%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants.
The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.

6. ACCRUED LIABILITIES
The major classes of accrued liabilities at March 30, 2014 and December 29, 2013 are summarized as follows:

	March 30, 2014	December 29, 2013
Accrued compensation and related benefits	$3,348	$4,122
Other accruals	1,813	2,184
Sales and use tax	1,955	1,493
Deferred gift card revenue	778	1,095
Property tax	575	1,009
Total accrued liabilities	$8,469	$9,903
7. INCOME TAXES
The effective income tax rate for the thirteen weeks ended March 30, 2014 was 30.0% compared to an effective income tax rate of 17.3% for the thirteen weeks ended March 31, 2013. The increase in the effective income tax rate from the prior year was primarily attributable to the favorable impact of a one time adjustment made for incremental employment tax credits for the prior year as well as the previous open tax years, which resulted in a $556,000 net favorable impact in net income during the thirteen weeks ended March 31, 2013. The decrease in the effective income tax rate for the thirteen week period ended March 31, 2013 related to this adjustment was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the thirteen week period ended March 31, 2013. The impact on the effective income tax rate for these items were treated discretely in the thirteen week period ended March 31, 2013 as required by the FASB's Accounting Standards Codification.
Since the Company has net operating loss carry forwards, the net favorable tax benefit mentioned above primarily increased the general business credits deferred tax asset.
8. SUBSEQUENT EVENTS
Subsequent to March 30, 2014, the Company opened one new restaurant, in Indiana, for a total of 52 restaurants, in fourteen states.

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
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2013 (our "Annual Report").
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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of March 30, 2014, we operated 51 Chuy’s restaurants across fourteen states.
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
As of March 30, 2014, we opened three restaurants year-to-date and opened one additional restaurant subsequent to March 30, 2014. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets, new core markets and in smaller markets surrounding each of those core markets.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 35 and 27 restaurants at March 30, 2014 and March 31, 2013, respectively.

•
Average Check. Average check is calculated by dividing revenue by total entrées sold for a given time period. Average check reflects menu price increases as well as changes in menu mix. Our management team uses this indicator to analyze trends in customers’ preferences, effectiveness of menu changes and price increases and per customer expenditures.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Total restaurants (at end of period)	51	41
Total comparable restaurants (at end of period)	35	27
Average sales per comparable restaurant (in thousands)	$1,210	$1,207
Change in comparable restaurant sales	4.2%	2.3%
Average check	$13.62	$13.34
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2013 fiscal year consisted of 52 weeks and our 2014 fiscal year will consist of 52 weeks.
Key Financial Definitions
Revenue. Revenue primarily consists of food and beverage sales and also includes sales of our t-shirts, sweatshirts and hats. Revenue is presented net of discounts associated with each sale. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate and comparable restaurant sales growth.
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
General and Administrative Expenses. General and administrative expenses include costs associated with corporate and administrative functions that support our operations, including senior and supervisory management and staff compensation (including stock-based compensation) and benefits, travel, legal and professional fees, information systems, corporate office rent and other related corporate costs.
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
Results of Operations
Potential Fluctuations in Quarterly Results and Seasonality
Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, weather, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs and rising gas prices. In the past, we have experienced significant variability in restaurant pre-opening costs from quarter to quarter primarily due to the timing of restaurant openings. We typically incur restaurant pre-opening costs in the five months preceding a new restaurant opening. In addition, our experience to date has been that labor and direct operating costs associated with a newly opened restaurant during the first several months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly restaurant pre-opening costs, labor and direct operating costs.
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
Thirteen Weeks Ended March 30, 2014 Compared to Thirteen Weeks Ended March 31, 2013
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	March 30, 2014	% of Revenue	March 31, 2013	% of Revenue	Change	% Change
Revenue	$55,951	100.0%	$46,698	100.0%	$9,253	19.8%
Costs and expenses:
Cost of sales	15,528	27.8%	12,557	26.9%	2,971	23.7%
Labor	18,710	33.4%	14,975	32.1%	3,735	24.9%
Operating	7,561	13.5%	6,547	14.0%	1,014	15.5%
Occupancy	3,554	6.4%	2,891	6.2%	663	22.9%
General and administrative	2,923	5.2%	2,795	6.0%	128	4.6%
Secondary offering costs	—	—%	417	0.9%	(417)	(100.0)%
Marketing	422	0.8%	352	0.8%	70	19.9%
Restaurant pre-opening	1,155	2.1%	971	2.0%	184	18.9%
Depreciation and amortization	2,316	4.1%	1,968	4.2%	348	17.7%
Total costs and expenses	52,169	93.3%	43,473	93.1%	8,696	20.0%
Income from operations	3,782	6.7%	3,225	6.9%	557	17.3%
Interest expense	22	—%	33	0.1%	(11)	(33.3)%
Income before income taxes	3,760	6.7%	3,192	6.8%	568	17.8%
Income tax expense	1,128	2.0%	551	1.2%	577	104.7%
Net income	$2,632	4.7%	$2,641	5.6%	$(9)	(0.3)%
Revenue. Revenue increased $9.3 million, or 19.8%, to $56.0 million for the thirteen weeks ended March 30, 2014, as compared to $46.7 million for the thirteen weeks ended March 31, 2013. This increase was primarily driven by $8.6 million in incremental revenue from an additional 124 operating weeks provided by 12 new restaurants opened during and subsequent to the thirteen weeks ended March 31, 2013 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Our non-comparable restaurant revenue decreased from higher than normal revenue during the thirteen weeks ended March 30, 2014 as a result of the 'honeymoon' period that follows a restaurant's initial opening.

Comparable restaurant sales increased 4.2% for the thirteen week period ended March 30, 2014 compared to the same period in 2013. The increase in comparable restaurant sales was driven primarily by a 1.9% increase in average check and a 2.3% increase in average weekly customers. Our revenue mix attributed to bar sales was 18.4% during the thirteen weeks ended March 30, 2014 compared to 18.5% during the same period in 2013.
Cost of Sales. Cost of sales as a percentage of revenue increased to 27.8% during the thirteen weeks ended March 30, 2014, from 26.9% during the same period in 2013, primarily as a result of higher beef, dairy and produce costs.
Labor Costs. Labor costs as a percentage of revenue increased to 33.4% during the thirteen weeks ended March 30, 2014, from 32.1% during the same period in 2013, primarily as a result of lower volumes on fixed labor and longer learning curves related to hourly labor at some of our newer locations, as well as inefficiencies associated with the bad weather we experienced in the first quarter across the South and Southeast, partially offset by improved labor efficiency in our comparable restaurants.
Operating Costs. Operating costs as a percentage of revenue decreased to 13.5% during the thirteen weeks ended March 30, 2014 from 14.0% during the same period in 2013. The decrease in the current period was primarily caused by lower liquor taxes as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions, and a lower liquor tax in Texas, which went into effect on January 1, 2014, partially offset by higher utility and insurance costs as a percentage of revenue.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.4% during the thirteen weeks ended March 30, 2014 from 6.2% during the same period in 2013, primarily as a result of higher rent expense at certain new restaurants as we continue to move into new markets.
General and Administrative Expenses. General and administrative expenses increased $0.1 million, or 4.6%, to $2.9 million for the thirteen weeks ended March 30, 2014, as compared to $2.8 million during the same period in 2013. This increase was primarily driven by an increase in stock-based compensation and an increase in salary expense associated with additional employees as we continue to strengthen our infrastructure for growth, partially offset by lower performance-based bonuses during the thirteen weeks ended March 30, 2014 compared to the same period in 2013.
Secondary Offering Costs. During the thirteen week period ended March 31, 2013 we incurred $417,000 of offering expenses related to two secondary offerings of the Company's common stock that were completed in January 2013 and April 2013. All of the common stock sold in the offerings was sold by certain existing stockholders and as a result, the Company did not receive any proceeds from these offerings.
Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased by $184,000, or 18.9%, to $1.2 million for the thirteen weeks ended March 30, 2014, as compared to $1.0 million for the thirteen weeks ended March 31, 2013. This increase is primarily due to opening three restaurants during the thirteen week period ended March 30, 2014 as compared to two restaurants during the same period in 2013, and due to the timing of the opening dates and stage of development for the restaurants in development during the periods.
Depreciation and Amortization. Depreciation and amortization costs increased $0.3 million to $2.3 million during the thirteen weeks ended March 30, 2014 from $2.0 million during the same period in 2013, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants. This increase was partially offset by a change in the estimated economic life of our signage and certain equipment items in order to better reflect the estimated period such assets will remain in service.
Interest Expense. Interest expense as a percentage of revenue remained flat at approximately 0.1%. Our average interest rate on outstanding borrowings during the thirteen weeks ended March 30, 2014 was 1.91% compared to 1.96% during the thirteen weeks ended March 31, 2013.
Income Tax Expense. For the thirteen weeks ended March 30, 2014 our effective tax rate increased to 30.0% from 17.3% during the same period in 2013. The increase in the effective income tax rate as compared to the same period in 2013 was primarily attributable to the favorable impact of a one time adjustment made for incremental employment tax credits for the prior year as well as the previous open tax years, which resulted in a $556,000 net favorable impact in net income during the thirteen weeks ended March 31, 2013. The decrease in the effective income tax rate for 2013 was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the thirteen weeks ended March 31, 2013. The impact on the effective income tax rate for these items were treated discretely in the thirteen week period ended March 31, 2013 as required by the Financial Accounting Standards Board's Accounting Standards Codification. Additionally, due to the Company's net operating loss carry forwards the net favorable tax benefit related to employment tax credits was added to the general business credits deferred tax asset and will not be utilized to reduce taxes until the net operating loss carry forwards are completely utilized.
Net Income. As a result of the foregoing, net income remained constant at $2.6 million for the thirteen weeks ended March 30, 2014 compared to the same period in 2013.

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
Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements for our restaurants. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We have entered into operating leases with certain related parties with respect to six of our restaurants and our corporate headquarters as described on Amendment No. 2 to our Annual Report under the heading “Certain Relationships and Related Transactions, and Director Independence”, which was filed on form 10-K/A with the Securities and Exchange Commission on April 28, 2014.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.
Cash Flows for Thirteen Weeks Ended March 30, 2014 and March 31, 2013
The following table summarizes the statement of cash flows for the thirteen weeks ended March 30, 2014 and March 31, 2013 (in thousands):

	Thirteen Weeks Ended
	March 30, 2014	March 31, 2013
Net cash provided by operating activities	$2,977	$2,502
Net cash used in investing activities	(6,333)	(6,174)
Net cash provided by financing activities	2,839	913
Net increase (decrease) in cash and cash equivalents	(517)	(2,759)
Cash and cash equivalents at beginning of year	5,323	5,855
Cash and cash equivalents at end of period	$4,806	$3,096
Operating Activities. Net cash provided by operating activities increased $0.5 million to $3.0 million for the thirteen weeks ended March 30, 2014, from $2.5 million during the same period in 2013. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the thirteen weeks ended March 30, 2014 compared to the same period in 2013 was primarily due to an increase in deferred lease incentives received during the current quarter as a result of timing differences in our construction schedule and an increase in deferred income taxes. These increases were partially offset by the excess tax benefit from stock-based compensation in 2014 and a decrease in accounts payable due to timing of payments.
Investing Activities. Net cash used in investing activities increased $0.1 million to $6.3 million for the thirteen weeks ended March 30, 2014, from $6.2 million for the thirteen weeks ended 2013. This increase was minimal and was the the result of the timing of our construction schedule and the related construction payments associated with the construction of our three new restaurants that opened during the thirteen weeks ended March 30, 2014, as well as expenditures related to four additional unopened restaurants currently under construction as compared to two new restaurants opened and four additional restaurants under construction during the same period in 2013.
Financing Activities. Net cash provided by financing activities increased $1.9 million to $2.8 million for the thirteen weeks ended March 30, 2014 from $0.9 million during the same period in 2013. This increase was primarily the result of $2.0 million in additional borrowing under our Revolving Credit facility during the thirteen weeks ended March 30, 2014, compared to no additional borrowings during the same period in 2013 and $537,000 in excess tax benefits from stock based compensation in the current quarter. In addition, our proceeds from the exercise of stock options decreased by $611,000 to $302,000 during the thirteen weeks ended March 30, 2014 from $913,000 during the same period in 2013.
As of March 30, 2014, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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
For 2014, we currently estimate capital expenditure outlays will range between $27.5 million and $30.0 million, net of agreed upon tenant improvement allowances and excluding approximately $3.8 million to $4.3 million of restaurant pre-opening costs for new restaurants that are not capitalized. Of the restaurant pre-opening costs that are not capitalized, we spent $1.2 million during the thirteen weeks ended March 30, 2014. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.4 million in 2014 (net of estimated tenant improvement allowances) each for the opening of 10 to 11 new restaurants as well as $3.0 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2014.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $4.9 million at March 30, 2014, compared to a net working capital deficit of $5.5 million at December 29, 2013.
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, which replaced the company's previous credit facility. As of March 30, 2014, we had borrowings under our Revolving Credit Facility of $8.0 million, and the amount available for future borrowings was $17.0 million. The Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company's consolidated total lease adjusted leverage ratio and (c) provides for letters of credit in amounts totaling the lesser of $5 million or the available borrowings under our Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Company has elected a variable rate of interest based on LIBOR. As of March 30, 2014, this interest rate was 1.91%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. As of March 30, 2014, the Company was in compliance with all covenants under the Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.
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

Off-Balance Sheet Arrangements
As of March 30, 2014, we had no off balance sheet arrangements or transactions.
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
Cautionary Statement Concerning Forward-Looking Statements
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the success of our existing and new restaurants;

•	our ability to identify appropriate sites and develop and expand our operations;

•	changes in economic conditions;

•	damage to our reputation or lack of acceptance of our brand in existing or new markets;

•	economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located;

•	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

•	changes in food availability and costs;

•	labor shortages and increases in our labor costs, including as a result of changes in government regulation such as the adoption of the new federal healthcare legislation;

•	increased competition in the restaurant industry and the segments in which we compete;

•
the impact of legislation and regulations regarding nutritional information, and new information or attitudes regarding diet and health or adverse opinions about the health of consuming our menu offerings;

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;

•	the loss of key members of our management team and the transition to new officers;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the impact of our election to take advantage of certain exemptions applicable to emerging growth companies;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax rules;

•	our founders may continue to exert significant influence over us and may have interests that conflict with our stockholders;

•	volatility in the price of our common stock;

•	the impact of future sales of our common stock in the public market, and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us; and

•	our ability to raise capital in the future.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in a change of $20,000 to our interest expense on an annual basis.
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
Date: May 9, 2014

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