Form 10-Q
period 2014-06-29
CHUY'S HOLDINGS, INC.
filed 2014-08-08
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at August 1, 2014 was 16,435,687.

Part I—Financial Information
Item 1.    Financial Statements
Chuy’s Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 29, 2014	December 29, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,439	$5,323
Accounts receivable	846	636
Lease incentives receivable	2,273	1,933
Inventories	850	705
Prepaid expenses and other current assets	2,354	1,826
Total current assets	10,762	10,423
Property and equipment, net	107,816	93,520
Other assets and intangible assets, net	1,410	1,250
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$165,957	$151,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,802	$4,620
Accrued liabilities	9,758	9,903
Deferred lease incentives	1,335	1,335
Current deferred tax liability	89	89
Total current liabilities	16,984	15,947
Deferred tax liability	5,635	4,058
Accrued deferred rent	4,342	3,502
Deferred lease incentives, less current portion	19,526	17,167
Long-term debt	7,500	6,000
Total liabilities	53,987	46,674
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,435,687 shares issued and outstanding at June 29, 2014 and 16,385,683 shares issued and outstanding at December 29, 2013	164	164
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at June 29, 2014 and December 29, 2013	—	—
Paid-in capital	87,662	86,258
Retained earnings	24,144	18,066
Total stockholders’ equity	111,970	104,488
Total liabilities and stockholders’ equity	$165,957	$151,162

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue	$63,284	$53,427	$119,235	$100,125
Costs and expenses:
Cost of sales	17,980	14,644	33,508	27,201
Labor	20,806	16,740	39,516	31,715
Operating	8,595	7,537	16,156	14,084
Occupancy	3,804	3,108	7,358	5,999
General and administrative	2,939	2,507	5,862	5,302
Secondary offering costs	—	508	—	925
Marketing	483	402	905	754
Restaurant pre-opening	1,305	1,050	2,460	2,021
Depreciation and amortization	2,439	2,126	4,755	4,094
Total costs and expenses	58,351	48,622	110,520	92,095
Income from operations	4,933	4,805	8,715	8,030
Interest expense	19	24	41	57
Income before income taxes	4,914	4,781	8,674	7,973
Income tax expense	1,468	1,621	2,596	2,172
Net income	$3,446	$3,160	6,078	5,801
Net income per common share:
Basic	$0.21	$0.19	$0.37	$0.36
Diluted	$0.21	$0.19	$0.36	$0.35
Weighted-average shares outstanding:
Basic	16,435,687	16,269,243	16,416,658	16,190,264
Diluted	16,719,316	16,677,221	16,715,791	16,626,012

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$6,078	$5,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,755	4,094
Amortization of loan origination costs	22	23
Stock-based compensation	399	236
Excess tax benefit from stock-based compensation	(537)	—
Loss on disposal of property and equipment	18	16
Amortization of deferred lease incentives	(581)	(560)
Deferred income taxes	2,114	2,052
Changes in operating assets and liabilities:
Accounts receivable	(210)	100
Inventories	(145)	(58)
Prepaid expenses and other current assets	(528)	(812)
Accounts payable	(244)	(1,025)
Accrued liabilities and deferred rent	695	(902)
Deferred lease incentives	2,600	2,213
Net cash provided by operating activities	14,436	11,178
Cash flows from investing activities:
Purchase of property and equipment	(17,443)	(13,785)
Purchase of other assets	(216)	(136)
Net cash used in investing activities	(17,659)	(13,921)
Cash flows from financing activities:
Borrowings under revolving line of credit	3,000	—
Payments under revolving line of credit	(1,500)	(500)
Excess tax benefit from stock-based compensation	537	—
Proceeds from the exercise of stock options	302	1,158
Net cash provided by financing activities	2,339	658
Net decrease in cash and cash equivalents	(884)	(2,085)
Cash and cash equivalents, beginning of period	5,323	5,855
Cash and cash equivalents, end of period	$4,439	$3,770

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,592	$1,206

Supplemental cash flow disclosures:
Cash paid for interest	$79	$76
Cash paid for income taxes	$471	$541

See notes to the Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. BASIS OF PRESENTATION
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of June 29, 2014, the Company operated 54 restaurants in fourteen states.
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
The Company did not receive any proceeds from these two offerings. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred approximately $1.2 million in costs and registration expenses related to the offerings, of which $508,000 and $925,000 was incurred during the thirteen and twenty-six weeks ended June 30, 2013, respectively.
2. RECENT ACCOUNTING PRONOUNCEMENTS
We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
3. NET INCOME PER SHARE
The number of shares and net income per share data for all periods presented are based on the historical weighted-average shares of common stock outstanding.
Basic net income per share of the Company's common stock is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan, and herein after will be referred to as "restricted stock units"). For the thirteen and twenty-

six-week periods ended June 29, 2014, there were approximately 4,000 and 3,000 shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
BASIC
NUMERATOR:
Net income	$3,446	$3,160	$6,078	$5,801
DENOMINATOR:
Weighted-average common shares outstanding	16,435,687	16,269,243	16,416,658	16,190,264
Basic net income per common share	$0.21	$0.19	$0.37	$0.36
DILUTED
NUMERATOR:
Net income	$3,446	$3,160	$6,078	$5,801
DENOMINATOR:
Weighted-average common shares outstanding	16,435,687	16,269,243	16,416,658	16,190,264
Dilutive effect of stock options and restricted stock units	283,629	407,978	299,133	435,748
Weighted-average of diluted shares	16,719,316	16,677,221	16,715,791	16,626,012
Diluted net income per common share	$0.21	$0.19	$0.36	$0.35

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
In connection with the IPO, the Company adopted the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units and other equity-based awards to directors, officers, and key employees of the Company. The outstanding options vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. The outstanding restricted stock units vest 25% on each of the first four anniversaries of the date of grant. As of June 29, 2014, a total of 986,378 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated income statements was $197,000 and $138,000 for the thirteen weeks ended June 29, 2014 and June 30, 2013 and $399,000 and $236,000 for the twenty-six weeks ended June 29, 2014 and June 30, 2013, respectively.
Stock Options
A summary of stock-based compensation activity related to stock options for the twenty-six weeks ended June 29, 2014 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 29, 2013	729,874	$11.45
Granted	6,780	38.50
Exercised	(50,004)	6.05
Forfeited	(1,472)	24.36
Outstanding and expected to vest at June 29, 2014	685,178	$12.08	5.32	$16,150
Exercisable at June 29, 2014	466,839	$7.12	4.07	$13,296

The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of June 29, 2014 and multiplying this result by the related number of options outstanding and exercisable at June 29, 2014. The estimated fair value of the common stock as of June 29, 2014 used in the above calculation was $35.60 per share, the closing price of the Company’s common stock on June 27, 2014, the last trading day of the second quarter. The total intrinsic value of options exercised during the twenty-six weeks ended June 29, 2014 was $1.7 million.
The weighted-average grant date fair value of options granted during the twenty-six weeks ended June 29, 2014 was $13.44 per share, as estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

Dividend yield	0%
Expected volatility	37%
Risk-free rate of return	1.56%
Expected life (in years)	5
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
There was approximately $1.7 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of June 29, 2014. These costs will be recognized ratably through the year 2019. In the event of a change of control, approximately $269,000 of the Company’s unrecognized compensation costs would be immediately recognized.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the twenty-six weeks ended June 29, 2014 are as follows:

	Shares	Weighted Average Fair Value
Outstanding and expected to vest at December 29, 2013	—	$—
Granted	86,717	40.47
Outstanding and expected to vest at June 29, 2014	86,717	$40.47
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 29, 2014, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.2 million, which is expected to be recognized ratably over the next four years.
5. LONG-TERM DEBT
Revolving Credit Facility
On November 30, 2012, the Company entered into a secured $25 million revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, which replaced the Company's previous credit facility. As of June 29, 2014, the interest rate on our Revolving Credit Facility was 1.91%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio is at least .50 less than the ratio required to be maintained at such time.
The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.

6. ACCRUED LIABILITIES
The major classes of accrued liabilities at June 29, 2014 and December 29, 2013 are summarized as follows:

	June 29, 2014	December 29, 2013
Accrued compensation and related benefits	$4,030	$4,122
Other accruals	1,951	2,184
Sales and use tax	2,092	1,493
Deferred gift card revenue	805	1,095
Property tax	880	1,009
Total accrued liabilities	$9,758	$9,903
7. INCOME TAXES
The effective income tax rate for the twenty-six weeks ended June 29, 2014 and June 30, 2013 was 29.9% and 27.2%, respectively. The difference between the effective income tax rate and the statutory rate of 35% is mainly attributable to employment tax credits attributable to employment taxes paid on employee tips. However, the lower rate during the twenty-six weeks ended June 30, 2013, was primarily attributable to the favorable impact of a one time adjustment made for these incremental employment tax credits for the prior year as well as the previous open tax years, which resulted in a $556,000 net favorable impact in net income during the twenty-six weeks ended June 30, 2013 which was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the same period .
Since the Company has net operating loss carry forwards, the net favorable tax benefit mentioned above primarily increased the general business credits deferred tax asset.
8. SUBSEQUENT EVENTS
Subsequent to June 29, 2014, the Company opened two new restaurants for a total of 56 restaurants, in fourteen states.

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of June 29, 2014, we operated 54 Chuy’s restaurants across fourteen states.
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
As of June 29, 2014, we opened six restaurants year-to-date and opened two additional restaurant subsequent to June 29, 2014. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets, new core markets and in smaller markets surrounding each of those core markets.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 38 and 29 restaurants at June 29, 2014 and June 30, 2013, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Total restaurants (at end of period)	54	44	54	44
Total comparable restaurants (at end of period)	38	29	38	29
Average sales per comparable restaurant (in thousands)	$1,286	$1,290	$2,499	$2,500
Change in comparable restaurant sales	2.4%	2.1%	3.2%	2.2%
Average check	$13.84	$13.63	$13.74	$13.49
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
Thirteen Weeks Ended June 29, 2014 Compared to Thirteen Weeks Ended June 30, 2013
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	June 29, 2014	% of Revenue	June 30, 2013	% of Revenue	Change	% Change
Revenue	$63,284	100.0%	$53,427	100.0%	$9,857	18.4%
Costs and expenses:
Cost of sales	17,980	28.4%	14,644	27.4%	3,336	22.8%
Labor	20,806	32.9%	16,740	31.3%	4,066	24.3%
Operating	8,595	13.6%	7,537	14.1%	1,058	14.0%
Occupancy	3,804	6.0%	3,108	5.8%	696	22.4%
General and administrative	2,939	4.6%	2,507	4.7%	432	17.2%
Secondary offering costs	—	—%	508	1.0%	(508)	(100.0)%
Marketing	483	0.8%	402	0.8%	81	20.1%
Restaurant pre-opening	1,305	2.1%	1,050	2.0%	255	24.3%
Depreciation and amortization	2,439	3.8%	2,126	3.9%	313	14.7%
Total costs and expenses	58,351	92.2%	48,622	91.0%	9,729	20.0%
Income from operations	4,933	7.8%	4,805	9.0%	128	2.7%
Interest expense	19	—%	24	0.1%	(5)	(20.8)%
Income before income taxes	4,914	7.8%	4,781	8.9%	133	2.8%
Income tax expense	1,468	2.4%	1,621	3.0%	(153)	(9.4)%
Net income	$3,446	5.4%	$3,160	5.9%	$286	9.1%
Revenue. Revenue increased $9.9 million, or 18.4%, to $63.3 million for the thirteen weeks ended June 29, 2014 from $53.4 million for the comparable period in 2013. This increase was primarily driven by $10.0 million in incremental revenue from an additional 129 operating weeks provided by 13 new restaurants opened during and subsequent to the thirteen weeks ended June 30, 2013 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.

Comparable restaurant sales increased 2.4% for the thirteen weeks ended June 29, 2014 compared to the thirteen weeks ended June 30, 2013. The increase in comparable restaurant sales was driven primarily by a 1.5% increase in average check and a 0.9% increase in average weekly customers. Our revenue mix attributed to bar sales was 19.3% during the thirteen weeks ended June 29, 2014 compared to 19.6% during the comparable period in 2013.
Cost of Sales. Cost of sales as a percentage of revenue increased to 28.4% during the thirteen weeks ended June 29, 2014 from 27.4% during the comparable period in 2013, primarily as a result of higher beef, dairy and produce costs.
Labor Costs. Labor costs as a percentage of revenue increased to 32.9% during the thirteen weeks ended June 29, 2014 from 31.3% during the comparable period in 2013, primarily as a result of lower volumes on fixed labor and longer learning curves related to hourly labor at some of our newer locations.
Operating Costs. Operating costs as a percentage of revenue decreased to 13.6% during the thirteen weeks ended June 29, 2014 from 14.1% during the comparable period in 2013. The decrease in the current period was primarily caused by lower liquor taxes as a result of the impact of the new Texas liquor tax law, which went into effect on January 1, 2014 and a continued increase in the number of new store openings outside of Texas, which generally has lower liquor taxes than Texas, if any. This decrease was partially offset by an increase in utility costs as a percentage of revenue of approximately 20 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.0% during the thirteen weeks ended June 29, 2014 from 5.8% during the comparable period in 2013, primarily as a result of higher rent expense as a percentage of revenue at certain new restaurants as we expand into newer markets.
General and Administrative Expenses. General and administrative expenses increased $0.4 million, or 17.2%, to $2.9 million for the thirteen weeks ended June 29, 2014 from $2.5 million during the comparable period in 2013. This increase was primarily driven by an increase in stock-based compensation and an increase in salary expense of $0.2 million associated with our new long term incentive program and additional employees as we continue to strengthen our infrastructure for growth and higher legal and professional fees of $0.2 million related to increased public company costs as well as smaller increases in other categories related to growth of $0.2 million, partially offset by lower performance-based bonuses of $0.2 million.
Secondary Offering Costs. During the thirteen weeks ended June 30, 2013 we incurred $508,000 of offering expenses related to two secondary offerings of the Company's common stock that were completed in January 2013 and April 2013. All of the common stock sold in the offerings was sold by certain existing stockholders and as a result, the Company did not receive any proceeds from these offerings.
Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased $0.2 million, or 24.3%, to $1.3 million for the thirteen weeks ended June 29, 2014 from $1.1 million during the comparable period in 2013. This increase is primarily due to the timing of the opening dates and stage of development for the restaurants in development and scheduled to open during the third quarter.
Depreciation and Amortization. Depreciation and amortization costs increased $0.3 million to $2.4 million during the thirteen weeks ended June 29, 2014 from $2.1 million during the comparable period in 2013, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense as a percentage of revenue remained flat at approximately 0.1%. Our average interest rate on outstanding borrowings during the thirteen weeks ended June 29, 2014 was 1.91% compared to 1.95% during the thirteen weeks ended June 30, 2013.
Income Tax Expense. For the thirteen weeks ended June 29, 2014 our effective tax rate decreased to 29.9% from 33.9% during the comparable period in 2013 primarily as a result of non-deductible secondary offering costs of $508,000, which were expensed during thirteen weeks ended June 30, 2013 and treated as a discrete tax item. The effective tax rates differ from the statutory rate of 35.0% primarily due to the non-deductible secondary offering costs offset by normal recurring tax credits attributable to employment taxes paid on employee tips.
Net Income. As a result of the foregoing, net income increased 9.1% to $3.4 million during thirteen weeks ended June 29, 2014 from $3.2 million during the comparable period in 2013.

Twenty-Six Weeks Ended June 29, 2014 Compared to Twenty-Six Weeks Ended June 30, 2013
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2014	% of Revenue	June 30, 2013	% of Revenue	Change	% Change
Revenue	$119,235	100.0%	$100,125	100.0%	$19,110	19.1%
Costs and expenses:
Cost of sales	33,508	28.1%	27,201	27.2%	6,307	23.2%
Labor	39,516	33.1%	31,715	31.7%	7,801	24.6%
Operating	16,156	13.5%	14,084	14.1%	2,072	14.7%
Occupancy	7,358	6.2%	5,999	6.0%	1,359	22.7%
General and administrative	5,862	4.9%	5,302	5.3%	560	10.6%
Secondary offering costs	—	—%	925	0.9%	(925)	100.0%
Marketing	905	0.8%	754	0.8%	151	20.0%
Restaurant pre-opening	2,460	2.1%	2,021	2.0%	439	21.7%
Depreciation and amortization	4,755	4.0%	4,094	4.0%	661	16.1%
Total costs and expenses	110,520	92.7%	92,095	92.0%	18,425	20.0%
Income from operations	8,715	7.3%	8,030	8.0%	685	8.5%
Interest expense	41	—%	57	0.1%	(16)	(28.1)%
Income before income taxes	8,674	7.3%	7,973	7.9%	701	8.8%
Income tax expense	2,596	2.2%	2,172	2.1%	424	19.5%
Net income	$6,078	5.1%	$5,801	5.8%	$277	4.8%
Revenue. Revenue increased $19.1 million, or 19.1%, to $119.2 million for the twenty-six weeks ended June 29, 2014, from $100.1 million for the comparable period in 2013. This increase was primarily driven by $18.6 million in incremental revenue from an additional 253 operating weeks provided by 15 new restaurants opened during and subsequent to the twenty-six weeks ended June 30, 2013 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 3.2% for the twenty-six weeks ended June 29, 2014 compared to the twenty-six weeks ended June 30, 2013. The increase in comparable restaurant sales was driven primarily by a 1.7% increase in average check and a 1.5% increase in average weekly customers. Our revenue mix attributed to bar sales was 18.9% during the thirteen weeks ended June 29, 2014 compared to 19.1% during the comparable period in 2013.
Cost of Sales. Cost of sales as a percentage of revenue increased to 28.1% during the twenty-six weeks ended June 29, 2014 from 27.2% during the comparable period in 2013, primarily as a result of higher beef, dairy and produce costs.
Labor Costs. Labor costs as a percentage of revenue increased to 33.1% during the twenty-six weeks ended June 29, 2014 from 31.7% during the comparable period in 2013 primarily as a result of lower volumes on fixed labor and longer learning curves related to hourly labor at some of our newer locations.
Operating Costs. Operating costs as a percentage of revenue decreased to 13.5% during the twenty-six weeks ended June 29, 2014 from 14.1% during the comparable period in 2013. The decrease in the current period was primarily caused by lower liquor taxes as a result of the impact of the new Texas liquor tax law, which went into effect on January 1, 2014 and a continued increase in the number of new store openings outside of Texas, which generally has lower liquor taxes than Texas, if any. This decrease was partially offset by an increase in utility costs as a percentage of revenue of approximately 30 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.2% in the twenty-six weeks ended June 29, 2014, from 6.0% during the comparable period in 2013, primarily as a result of higher rent expense as a percentage of revenue at certain new restaurants as we expand into newer markets.
General and Administrative Expenses. General and administrative expenses increased $0.6 million, or 10.6%, to $5.9 million for the twenty-six weeks ended June 29, 2014, as compared to $5.3 million during the comparable period in 2013. This increase was primarily driven by an increase in stock-based compensation and salary expense of $0.4 million associated with our new long-

term incentive program and additional employees as we continue to strengthen our infrastructure for growth, higher legal and professional fees of $0.3 million related to increased public company costs and smaller increases in other categories of $0.3 million related to normal growth, partially offset by lower performance-based bonuses of $0.4 million.
Secondary Offering Costs. During the twenty-six weeks ended June 30, 2013, we incurred $925,000 of offering expenses related to two secondary offerings of the Company's common stock that were completed in January 2013 and April 2013. All of the common stock sold in the offerings was sold by certain existing stockholders, and as a result, the Company did not receive any proceeds from these offerings.
Marketing Costs. As a percentage of revenue, marketing costs remained flat at approximately 0.8%.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased $0.4 million, or 21.7%, to $2.4 million for the twenty-six weeks ended June 29, 2014 from $2.0 million during the comparable period in 2013. This increase is primarily due to opening six restaurants during the twenty-six weeks ended June 29, 2014 compared to five restaurants opened during the comparable period in 2013, and due to the timing of the opening dates and stage of development for restaurants in development and scheduled to open during the third quarter.
Depreciation and Amortization. Depreciation and amortization costs increased $0.7 million to $4.8 million for the twenty-six weeks ended June 29, 2014 from $4.1 million during the comparable period in 2013, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense remained constant at approximately $50,000 for the twenty-six weeks ended June 29, 2014, as compared to the twenty-six weeks ended June 30, 2013. Our interest rate on outstanding borrowings as of June 29, 2014 was 1.91% compared to 1.95% as of June 30, 2013.
Income Tax Expense. For the twenty-six weeks ended June 29, 2014, the effective tax rate increased to 29.9% from 27.2% for the comparable period in 2013. The increase in the effective income tax rate as compared to the comparable period in 2013 was primarily attributable to the favorable impact of a one time adjustment made for incremental employment tax credits for the prior year as well as the previous open tax years, which resulted in a $556,000 net favorable impact in net income during the twenty-six weeks ended June 30, 2013. This net favorable impact during 2013 was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the same period. The impact on the effective income tax rate for these items was treated discretely in the twenty-six weeks ended June 30, 2013 as required by the Financial Accounting Standards Board's Accounting Standards Codification. Additionally, due to the Company's net operating loss carry forwards the net favorable tax benefit related to employment tax credits was added to the general business credits deferred tax asset and was not utilized to reduce taxes paid.
Net Income. As a result of the foregoing, net income increased $0.3 million, to $6.1 million for the twenty-six weeks ended June 29, 2014 from $5.8 million during the comparable period in 2013.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our $25 million credit facility (the "Revolving Credit Facility"), which we entered into on November 30, 2012. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for at least the next twelve months.
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

Cash Flows for Twenty-Six Weeks Ended June 29, 2014 and June 30, 2013
The following table summarizes the statement of cash flows for the twenty-six weeks ended June 29, 2014 and June 30, 2013 (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2014	June 30, 2013
Net cash provided by operating activities	$14,436	$11,178
Net cash used in investing activities	(17,659)	(13,921)
Net cash provided by financing activities	2,339	658
Net decrease in cash and cash equivalents	(884)	(2,085)
Cash and cash equivalents at beginning of year	5,323	5,855
Cash and cash equivalents at end of period	$4,439	$3,770
Operating Activities. Net cash provided by operating activities increased $3.2 million to $14.4 million for the twenty-six weeks ended June 29, 2014, from $11.2 million during the comparable period in 2013. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the twenty-six weeks ended June 29, 2014 from the comparable period in 2013 was primarily due to an increase in accrued liabilities, deferred rent and accounts payable due to timing differences and increases in depreciation and amortization and deferred lease incentives received as a result of our continued expansion. These increases were partially offset by the excess tax benefit from stock-based compensation in 2014.
Investing Activities. Net cash used in investing activities increased $3.8 million to $17.7 million for the twenty-six weeks ended June 29, 2014, from $13.9 million for the twenty-six weeks ended 2013. This increase was the result of the timing of our construction schedule and the related construction payments associated with the construction of our six new restaurants that opened during the twenty-six weeks ended June 29, 2014, as well as expenditures related to five additional unopened restaurants currently under construction as compared to five new restaurants opened and four additional restaurants under construction during the comparable period in 2013.
Financing Activities. Net cash provided by financing activities increased $1.6 million to $2.3 million for the twenty-six weeks ended June 29, 2014 from $0.7 million during the comparable period in 2013. This increase was primarily the result of $1.5 million in additional borrowing under our Revolving Credit facility (net of payments of $1.5 million) during the twenty-six weeks ended June 29, 2014, compared to no net payments of $0.5 million during the comparable period in 2013 and $0.5 million in excess tax benefits from stock based compensation during the twenty-six weeks ended June 29, 2014. In addition, our proceeds from the exercise of stock options decreased by $0.9 million to $0.3 million during the twenty-six weeks ended June 29, 2014 from $1.2 million during the comparable period in 2013.
As of June 29, 2014, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. We estimate that each ground-up restaurant will require a total cash investment of $1.7 million to $2.5 million (net of estimated tenant improvement allowances of between zero and $1.0 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. In addition to the cost of the conversion or ground-up buildout, we expect to spend approximately $350,000 to $400,000 per restaurant for restaurant pre-opening costs. We target a cash-on-cash return beginning in the third operating year of 40.0%, and a sales to investment ratio of 2:1 for our new restaurants.
For 2014, we currently estimate capital expenditure outlays will range between $27.5 million and $30.0 million, net of agreed upon tenant improvement allowances and excluding approximately $4.4 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $2.5 million on pre-opening costs during the twenty-six weeks ended June 29, 2014. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.4 million in 2014 (net of estimated tenant improvement allowances) each for the opening of 11 new restaurants as well as $3.0 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2014.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $6.2 million at June 29, 2014, compared to a net working capital deficit of $5.5 million at December 29, 2013.
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, which replaced the company's previous credit facility. As of June 29, 2014, we had borrowings under our Revolving Credit Facility of $7.5 million, and the amount available for future borrowings was $17.5 million. The Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company's consolidated total lease adjusted leverage ratio and (c) provides for letters of credit in amounts totaling the lesser of $5 million or the available borrowings under our Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Company has elected a variable rate of interest based on LIBOR. As of June 29, 2014, this interest rate was 1.91%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. As of June 29, 2014, the Company was in compliance with all covenants under the Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants during the term of the agreement.
The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously reported in our Annual Report.
Off-Balance Sheet Arrangements
As of June 29, 2014, we had no off balance sheet arrangements or transactions.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in a change of approximately $19,000 to our interest expense on an annual basis.
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
Date: August 8, 2014

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