Form 10-Q
period 2014-09-28
CHUY'S HOLDINGS, INC.
filed 2014-11-06
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at October 31, 2014 was 16,440,906.

Part I—Financial Information
Item 1.    Financial Statements
Chuy’s Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 28, 2014	December 29, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,493	$5,323
Accounts receivable	737	636
Lease incentives receivable	1,994	1,933
Inventories	848	705
Prepaid expenses and other current assets	2,293	1,826
Total current assets	9,365	10,423
Property and equipment, net	114,040	93,520
Other assets and intangible assets, net	1,451	1,250
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$170,825	$151,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,310	$4,620
Accrued liabilities	10,079	9,903
Deferred lease incentives	1,419	1,335
Current deferred tax liability	89	89
Total current liabilities	15,897	15,947
Deferred tax liability	6,472	4,058
Accrued deferred rent	4,783	3,502
Deferred lease incentives, less current portion	19,478	17,167
Long-term debt	8,750	6,000
Total liabilities	55,380	46,674
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,440,906 shares issued and outstanding at September 28, 2014 and 16,385,683 shares issued and outstanding at December 29, 2013	164	164
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at September 28, 2014 and December 29, 2013	—	—
Paid-in capital	88,030	86,258
Retained earnings	27,251	18,066
Total stockholders’ equity	115,445	104,488
Total liabilities and stockholders’ equity	$170,825	$151,162

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue	$64,107	$53,476	$183,342	$153,601
Costs and expenses:
Cost of sales	18,110	14,863	51,618	42,064
Labor	21,763	17,552	61,279	49,267
Operating	8,966	7,658	25,122	21,742
Occupancy	3,782	3,221	11,140	9,220
General and administrative	2,876	2,418	8,738	7,720
Secondary offering costs	—	—	—	925
Marketing	422	409	1,327	1,163
Restaurant pre-opening	1,273	983	3,733	3,004
Depreciation and amortization	2,663	2,324	7,418	6,418
Total costs and expenses	59,855	49,428	170,375	141,523
Income from operations	4,252	4,048	12,967	12,078
Interest expense	36	23	77	80
Income before income taxes	4,216	4,025	12,890	11,998
Income tax expense	1,110	1,209	3,706	3,381
Net income	$3,106	$2,816	9,184	8,617
Net income per common share:
Basic	$0.19	$0.17	$0.56	$0.53
Diluted	$0.19	$0.17	$0.55	$0.52
Weighted-average shares outstanding:
Basic	16,436,585	16,344,454	16,423,301	16,241,661
Diluted	16,706,865	16,712,618	16,711,794	16,658,585

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$9,184	$8,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,418	6,418
Amortization of loan origination costs	34	34
Stock-based compensation	731	383
Excess tax benefit from stock-based compensation	(523)	—
Loss (gain) on disposal of property and equipment	29	(16)
Amortization of deferred lease incentives	(932)	(871)
Deferred income taxes	2,937	2,470
Changes in operating assets and liabilities:
Accounts receivable	(101)	123
Inventories	(143)	(49)
Prepaid expenses and other current assets	(467)	(1,024)
Accounts payable	(1,658)	(1,069)
Accrued liabilities and deferred rent	1,457	(45)
Deferred lease incentives	3,266	3,184
Net cash provided by operating activities	21,232	18,155
Cash flows from investing activities:
Purchase of property and equipment	(26,369)	(21,009)
Purchase of other assets	(287)	(182)
Net cash used in investing activities	(26,656)	(21,191)
Cash flows from financing activities:
Borrowings under revolving line of credit	4,250	1,000
Payments under revolving line of credit	(1,500)	(2,000)
Excess tax benefit from stock-based compensation	523	—
Proceeds from the exercise of stock options	321	1,404
Net cash provided by financing activities	3,594	404
Net decrease in cash and cash equivalents	(1,830)	(2,632)
Cash and cash equivalents, beginning of period	5,323	5,855
Cash and cash equivalents, end of period	$3,493	$3,223

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,348	$1,802

Supplemental cash flow disclosures:
Cash paid for interest	$125	$99
Cash paid for income taxes	$562	$643

See notes to the Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. BASIS OF PRESENTATION
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of September 28, 2014, the Company operated 58 restaurants in fourteen states.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
3. NET INCOME PER SHARE
The number of shares and net income per share data for all periods presented are based on the historical weighted-average shares of common stock outstanding.
Basic net income per share of the Company's common stock is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to as "restricted stock units"). For the thirteen and thirty-

nine-week periods ended September 28, 2014, there were approximately 24,000 and 7,000 shares of common stock equivalents, respectively, that have been excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
BASIC
NUMERATOR:
Net income	$3,106	$2,816	$9,184	$8,617
DENOMINATOR:
Weighted-average common shares outstanding	16,436,585	16,344,454	16,423,301	16,241,661
Basic net income per common share	$0.19	$0.17	$0.56	$0.53
DILUTED
NUMERATOR:
Net income	$3,106	$2,816	$9,184	$8,617
DENOMINATOR:
Weighted-average common shares outstanding	16,436,585	16,344,454	16,423,301	16,241,661
Dilutive effect of stock options and restricted stock units	270,280	368,164	288,493	416,924
Weighted-average of diluted shares	16,706,865	16,712,618	16,711,794	16,658,585
Diluted net income per common share	$0.19	$0.17	$0.55	$0.52

4. STOCK-BASED COMPENSATION
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan"). The outstanding options vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. In connection with the IPO, the Company terminated the 2006 Plan, and no further awards will be granted under the 2006 Plan. The termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern those outstanding awards.
In connection with the IPO, the Company adopted the 2012 Plan, which allows the Company’s Compensation Committee to grant stock options, restricted stock, restricted stock units and other equity-based awards to directors, officers, and key employees of the Company. The outstanding options vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. The outstanding restricted stock units vest 25% on each of the first four anniversaries of the date of grant. As of September 28, 2014, a total of 981,894 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated income statements was $332,000 and $147,000 for the thirteen weeks ended September 28, 2014 and September 29, 2013 and $731,000 and $383,000 for the thirty-nine weeks ended September 28, 2014 and September 29, 2013, respectively.

Stock Options
A summary of stock-based compensation activity related to stock options for the thirty-nine weeks ended September 28, 2014 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 29, 2013	729,874	$11.45
Granted	10,553	34.68
Exercised	(55,223)	5.82
Forfeited	(2,125)	21.03
Outstanding and expected to vest at September 28, 2014	683,079	$12.23	5.10	$13,144
Exercisable at September 28, 2014	477,185	$7.49	3.94	$11,392
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of September 28, 2014 and multiplying this result by the related number of options outstanding and exercisable at September 28, 2014. The estimated fair value of the common stock as of September 28, 2014 used in the above calculation was $31.35 per share, the closing price of the Company’s common stock on September 26, 2014, the last trading day of the third quarter. The total intrinsic value of options exercised during the thirty-nine weeks ended September 28, 2014 was $1.9 million.
The weighted-average grant date fair value of options granted during the thirty-nine weeks ended September 28, 2014 was $12.06 per share, as estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

Dividend yield	0%
Expected volatility	37%
Risk-free rate of return	1.58%
Expected life (in years)	5
The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted is based on a representative peer group with similar employee groups and expected behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.
There was approximately $1.6 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of September 28, 2014. These costs will be recognized ratably through the year 2019. In the event of a change of control, approximately $217,000 of the Company’s unrecognized compensation costs would be immediately recognized.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirty-nine weeks ended September 28, 2014 are as follows:

	Shares	Weighted Average Fair Value
Outstanding and expected to vest at December 29, 2013	—	$—
Granted	87,428	40.36
Outstanding and expected to vest at September 28, 2014	87,428	$40.36
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 28, 2014, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.0 million, which is expected to be recognized ratably over the next four years.

5. LONG-TERM DEBT
Revolving Credit Facility
On November 30, 2012, the Company entered into a secured $25 million revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, which replaced the Company's previous credit facility. As of September 28, 2014, the interest rate on our Revolving Credit Facility was 1.91%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio is at least .50 less than the ratio required to be maintained at such time.
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets.
6. ACCRUED LIABILITIES
The major classes of accrued liabilities at September 28, 2014 and December 29, 2013 are summarized as follows:

	September 28, 2014	December 29, 2013
Accrued compensation and related benefits	$3,826	$4,122
Other accruals	2,444	2,184
Sales and use tax	1,980	1,493
Deferred gift card revenue	750	1,095
Property tax	1,079	1,009
Total accrued liabilities	$10,079	$9,903
7. INCOME TAXES
The effective income tax rate for the thirty-nine weeks ended September 28, 2014 and September 29, 2013 was 28.8% and 28.2%, respectively. The difference between the effective income tax rate and the statutory rate of 35% is mainly attributable to employment tax credits attributable to employment taxes paid on employee tips. However, the lower rate during the thirty-nine weeks ended September 29, 2013, was primarily attributable to the favorable impact of a one time adjustment made for these incremental employment tax credits for the prior year as well as the previous open tax years, which resulted in a $556,000 net favorable impact in net income during the thirty-nine weeks ended September 29, 2013 which was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the same period.
Since the Company has net operating loss carry forwards, the net favorable tax benefit mentioned above primarily increased the general business credits deferred tax asset.
8. SUBSEQUENT EVENTS
Subsequent to September 28, 2014, the Company opened one new restaurant for a total of 59 restaurants, in fourteen states.

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
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 29, 2013 (our "Annual Report") and those set forth under "-Cautionary Statements Concerning Forward-Looking Statements" in this report.
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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 and, as of September 28, 2014, we operated 58 Chuy’s restaurants across fourteen states.
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
Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere, while still maintaining a family-friendly environment.
Our Growth Strategies and Outlook
Our growth is based primarily on the following strategies:

•	Pursue new restaurant development;

•	Deliver consistent same store sales through providing high-quality food and service; and

•	Leverage our infrastructure.
As of September 28, 2014, we opened ten restaurants year-to-date and opened one additional restaurant subsequent to September 28, 2014. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets, new core markets and in smaller markets surrounding each of those core markets.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 39 and 31 restaurants at September 28, 2014 and September 29, 2013, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Total restaurants (at end of period)	58	46	58	46
Total comparable restaurants (at end of period)	39	31	39	31
Average sales per comparable restaurant (in thousands)	$1,230	$1,233	$3,728	$3,732
Change in comparable restaurant sales	3.0%	3.1%	3.1%	2.5%
Average check	$13.65	$13.47	$13.71	$13.48
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
Thirteen Weeks Ended September 28, 2014 Compared to Thirteen Weeks Ended September 29, 2013
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 28, 2014	% of Revenue	September 29, 2013	% of Revenue	Change	% Change
Revenue	$64,107	100.0%	$53,476	100.0%	$10,631	19.9%
Costs and expenses:
Cost of sales	18,110	28.2%	14,863	27.8%	3,247	21.8%
Labor	21,763	33.9%	17,552	32.8%	4,211	24.0%
Operating	8,966	14.0%	7,658	14.3%	1,308	17.1%
Occupancy	3,782	5.9%	3,221	6.0%	561	17.4%
General and administrative	2,876	4.5%	2,418	4.5%	458	18.9%
Marketing	422	0.7%	409	0.8%	13	3.2%
Restaurant pre-opening	1,273	2.0%	983	1.9%	290	29.5%
Depreciation and amortization	2,663	4.2%	2,324	4.3%	339	14.6%
Total costs and expenses	59,855	93.4%	49,428	92.4%	10,427	21.1%
Income from operations	4,252	6.6%	4,048	7.6%	204	5.0%
Interest expense	36	0.1%	23	0.1%	13	56.5%
Income before income taxes	4,216	6.5%	4,025	7.5%	191	4.7%
Income tax expense	1,110	1.6%	1,209	2.2%	(99)	(8.2)%
Net income	$3,106	4.9%	$2,816	5.3%	$290	10.3%
Revenue. Revenue increased $10.6 million, or 19.9%, to $64.1 million for the thirteen weeks ended September 28, 2014 from $53.5 million for the comparable period in 2013. This increase was primarily driven by $10.9 million in incremental revenue from an additional 140 operating weeks provided by 14 new restaurants opened during and subsequent to the thirteen weeks ended September 29, 2013 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.

Comparable restaurant sales increased 3.0% for the thirteen weeks ended September 28, 2014 compared to the thirteen weeks ended September 29, 2013. The increase in comparable restaurant sales was driven primarily by a 1.7% increase in average check and a 1.3% increase in average weekly customers. Our revenue mix attributed to bar sales was 17.9% during the thirteen weeks ended September 28, 2014 compared to 18.5% during the comparable period in 2013.
Cost of Sales. Cost of sales as a percentage of revenue increased to 28.2% during the thirteen weeks ended September 28, 2014 from 27.8% during the comparable period in 2013, primarily as a result of higher beef, chicken and dairy costs.
Labor Costs. Labor costs as a percentage of revenue increased to 33.9% during the thirteen weeks ended September 28, 2014 from 32.8% during the comparable period in 2013, primarily as a result of lower sales volumes on the fixed portion of our labor and longer learning curves related to hourly labor at some of our newer locations.
Operating Costs. Operating costs as a percentage of revenue decreased to 14.0% during the thirteen weeks ended September 28, 2014 from 14.3% during the comparable period in 2013. The decrease in the current period was primarily caused by lower liquor taxes as a result of the impact of the new Texas liquor tax law, which went into effect on January 1, 2014 and, to a lessor extent, a continued increase in the number of new store openings outside of Texas, which generally have lower liquor taxes than Texas, if any. This decrease was partially offset by an increase in utility costs as a percentage of revenue of approximately 20 basis points, an increase in insurance of 20 basis points and smaller increases in other categories of 20 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue decreased to 5.9% during the thirteen weeks ended September 28, 2014 from 6.0% during the comparable period in 2013, primarily as a result of lower property taxes as a percentage of revenue of approximately 30 basis points related to some of our newly opened restaurants, partially offset by higher rent expense as a percentage of revenue at certain new restaurants as we expand into newer markets.
General and Administrative Expenses. General and administrative expenses increased $0.5 million, or 18.9%, to $2.9 million for the thirteen weeks ended September 28, 2014 from $2.4 million during the comparable period in 2013. This increase was primarily driven by an increase in stock-based compensation of $0.2 million associated with our new long term incentive program, an increase in salary expense of $0.3 million related to additional employees as we continue to strengthen our infrastructure for growth and smaller increases in other categories, including legal and professional fees, related to growth of $0.2 million, partially offset by lower performance-based bonuses of $0.2 million.
Marketing Costs. As a percentage of revenue, marketing costs decreased to 0.7% during the thirteen weeks ended September 28, 2014 from 0.8% during the comparable period in 2013, as a result of the timing of our local restaurant marketing efforts.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased $0.3 million, or 29.5%, to $1.3 million for the thirteen weeks ended September 28, 2014 from $1.0 million during the comparable period in 2013. This increase is primarily due to the opening of four restaurants during the thirteen weeks ended September 28, 2014 compared to three restaurants opened during the comparable period in 2013, and due to the timing of the opening dates and stage of development for restaurants in development and scheduled to open during the fourth quarter of 2014 and the first quarter of 2015.
Depreciation and Amortization. Depreciation and amortization costs increased $0.3 million to $2.7 million during the thirteen weeks ended September 28, 2014 from $2.3 million during the comparable period in 2013, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense as a percentage of revenue remained flat at approximately 0.1%. Our average interest rate on outstanding borrowings during the thirteen weeks ended September 28, 2014 was 1.91% compared to 1.94% during the thirteen weeks ended September 29, 2013.
Income Tax Expense. For the thirteen weeks ended September 28, 2014 our effective tax rate decreased to 26.3% from 30.0% during the comparable period in 2013. The effective tax rates differ from the statutory rate of 35.0% primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips. The effective tax rate for 2014 is lower than the effective tax rate for 2013 as a result of a higher percentage of employment tax credits on employee tips to pretax income for 2014.
Net Income. As a result of the foregoing, net income increased 10.3% to $3.1 million during thirteen weeks ended September 28, 2014 from $2.8 million during the comparable period in 2013.

Thirty-Nine Weeks Ended September 28, 2014 Compared to Thirty-Nine Weeks Ended September 29, 2013
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2014	% of Revenue	September 29, 2013	% of Revenue	Change	% Change
Revenue	$183,342	100.0%	$153,601	100.0%	$29,741	19.4%
Costs and expenses:
Cost of sales	51,618	28.2%	42,064	27.4%	9,554	22.7%
Labor	61,279	33.4%	49,267	32.0%	12,012	24.4%
Operating	25,122	13.7%	21,742	14.2%	3,380	15.5%
Occupancy	11,140	6.1%	9,220	6.0%	1,920	20.8%
General and administrative	8,738	4.8%	7,720	5.0%	1,018	13.2%
Secondary offering costs	—	—%	925	0.6%	(925)	(100.0)%
Marketing	1,327	0.7%	1,163	0.8%	164	14.1%
Restaurant pre-opening	3,733	2.0%	3,004	2.0%	729	24.3%
Depreciation and amortization	7,418	4.0%	6,418	4.1%	1,000	15.6%
Total costs and expenses	170,375	92.9%	141,523	92.1%	28,852	20.4%
Income from operations	12,967	7.1%	12,078	7.9%	889	7.4%
Interest expense	77	0.1%	80	0.1%	(3)	(3.8)%
Income before income taxes	12,890	7.0%	11,998	7.8%	892	7.4%
Income tax expense	3,706	2.0%	3,381	2.2%	325	9.6%
Net income	$9,184	5.0%	$8,617	5.6%	$567	6.6%
Revenue. Revenue increased $29.7 million, or 19.4%, to $183.3 million for the thirty-nine weeks ended September 28, 2014, from $153.6 million for the comparable period in 2013. This increase was primarily driven by $29.5 million in incremental revenue from an additional 393 operating weeks provided by 19 new restaurants opened during and subsequent to the thirty-nine weeks ended September 29, 2013 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 3.1% for the thirty-nine weeks ended September 28, 2014 compared to the thirty-nine weeks ended September 29, 2013. The increase in comparable restaurant sales was driven primarily by a 1.7% increase in average check and a 1.4% increase in average weekly customers. Our revenue mix attributed to bar sales was 18.5% during the thirty-nine weeks ended September 28, 2014 compared to 18.9% during the comparable period in 2013.
Cost of Sales. Cost of sales as a percentage of revenue increased to 28.2% during the thirty-nine weeks ended September 28, 2014 from 27.4% during the comparable period in 2013, primarily as a result of higher beef, dairy and produce costs.
Labor Costs. Labor costs as a percentage of revenue increased to 33.4% during the thirty-nine weeks ended September 28, 2014 from 32.0% during the comparable period in 2013 primarily as a result of lower sales volumes on the fixed portion of our labor costs and longer learning curves related to hourly labor at some of our newer locations.
Operating Costs. Operating costs as a percentage of revenue decreased to 13.7% during the thirty-nine weeks ended September 28, 2014 from 14.2% during the comparable period in 2013. The decrease in the current period was primarily caused by lower liquor taxes as a result of the impact of the new Texas liquor tax law, which went into effect on January 1, 2014 and, to a lessor extent, a continued increase in the number of new store openings outside of Texas, which generally have lower liquor taxes than Texas, if any. This decrease was partially offset by an increase in utility costs and insurance costs as a percentage of revenue of approximately 20 basis points each and smaller increases in other categories of 10 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.1% in the thirty-nine weeks ended September 28, 2014, from 6.0% during the comparable period in 2013, primarily as a result of as a result of higher rent expense as a percentage of revenue at certain new restaurants as we expand into newer markets.
General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 13.2%, to $8.7 million for the thirty-nine weeks ended September 28, 2014, as compared to $7.7 million during the comparable period in 2013. This increase was primarily driven by an increase in stock-based compensation expense of $0.3 million associated with our new long-term incentive program, increased salaries of $0.6 million related to additional employees as we continue to strengthen our infrastructure for growth, higher legal and professional fees of $0.4 million related to increased public company costs and smaller increases in other categories of $0.3 million related to normal growth, partially offset by lower performance-based bonuses of $0.6 million.
Secondary Offering Costs. During the thirty-nine weeks ended September 29, 2013, we incurred $925,000 of offering expenses related to two secondary offerings of the Company's common stock that were completed in January 2013 and April 2013. All of the common stock sold in the offerings was sold by certain existing stockholders, and as a result, the Company did not receive any proceeds from these offerings.
Marketing Costs. As a percentage of revenue, marketing costs decreased to 0.7% during the thirty-nine weeks ended September 28, 2014 from 0.8% during the comparable period in 2013 as a result of the timing of our local restaurant marketing efforts.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased $0.7 million, or 24.3%, to $3.7 million for the thirty-nine weeks ended September 28, 2014 from $3.0 million during the comparable period in 2013. This increase is primarily due to opening ten restaurants during the thirty-nine weeks ended September 28, 2014 compared to seven restaurants opened during the comparable period in 2013, and due to the timing of the opening dates and stage of development for restaurants in development and scheduled to open during the fourth quarter of 2014 and the first quarter of 2015.
Depreciation and Amortization. Depreciation and amortization costs increased $1.0 million to $7.4 million for the thirty-nine weeks ended September 28, 2014 from $6.4 million during the comparable period in 2013, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense as a percentage of revenue remained flat at approximately 0.1% for the thirty-nine weeks ended September 28, 2014, as compared to the thirty-nine weeks ended September 29, 2013. Our interest rate on outstanding borrowings as of September 28, 2014 was 1.91% compared to 1.95% as of September 29, 2013.
Income Tax Expense. For the thirty-nine weeks ended September 28, 2014, the effective tax rate increased to 28.8% from 28.2% for the comparable period in 2013. The effective tax rates differ from the statutory rate of 35.0% primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips. The increase in the effective income tax rate as compared to the comparable period in 2013 was primarily attributable to the favorable impact of a one time adjustment made for incremental employment tax credits for the during 2013 as well as the previous open tax years, which resulted in a $556,000 net favorable impact in net income during the thirty-nine weeks ended September 29, 2013. This net favorable impact during 2013 was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the same period. The impact on the effective income tax rate for these items was treated discretely in the thirty-nine weeks ended September 29, 2013 as required by the Financial Accounting Standards Board's Accounting Standards Codification. Additionally, due to the Company's net operating loss carry forwards the net favorable tax benefit related to employment tax credits was added to the general business credits deferred tax asset and was not utilized to reduce taxes paid.
Net Income. As a result of the foregoing, net income increased $0.6 million, to $9.2 million for the thirty-nine weeks ended September 28, 2014 from $8.6 million during the comparable period in 2013.
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

Cash Flows for Thirty-Nine Weeks Ended September 28, 2014 and September 29, 2013
The following table summarizes the statement of cash flows for the thirty-nine weeks ended September 28, 2014 and September 29, 2013 (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2014	September 29, 2013
Net cash provided by operating activities	$21,232	$18,155
Net cash used in investing activities	(26,656)	(21,191)
Net cash provided by financing activities	3,594	404
Net decrease in cash and cash equivalents	(1,830)	(2,632)
Cash and cash equivalents at beginning of year	5,323	5,855
Cash and cash equivalents at end of period	$3,493	$3,223
Operating Activities. Net cash provided by operating activities increased $3.0 million to $21.2 million for the thirty-nine weeks ended September 28, 2014, from $18.2 million during the comparable period in 2013. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the thirty-nine weeks ended September 28, 2014 from the comparable period in 2013 was primarily due to an increase in net income of $0.6 million; net increases in non-cash reconciling items of $1.3 million primarily related to increases in depreciation and amortization as a result of our continued expansion, increases in stock-based compensation associated with our new long-term incentive program and an increase in deferred taxes partially offset by the excess tax benefit from stock-based compensation in 2014. This increase also included net increases from changes in operating assets and liabilities of $1.2 million primarily related to increases in accrued liabilities and deferred rent and prepaid expenses due to timing differences.
Investing Activities. Net cash used in investing activities increased $5.5 million to $26.7 million for the thirty-nine weeks ended September 28, 2014, from $21.2 million for the thirty-nine weeks ended 2013. This increase was the result of the timing of our construction schedule and the related construction payments associated with the construction of our ten new restaurants that opened during the thirty-nine weeks ended September 28, 2014, as well as expenditures related to two additional unopened restaurants currently under construction as compared to seven new restaurants opened and three additional restaurants under construction during the comparable period in 2013.
Financing Activities. Net cash provided by financing activities increased $3.2 million to $3.6 million for the thirty-nine weeks ended September 28, 2014 from $0.4 million during the comparable period in 2013. This increase was primarily the result of $2.8 million in additional borrowing under our Revolving Credit facility (net of payments of $1.5 million) during the thirty-nine weeks ended September 28, 2014, compared to no net payments of $1.0 million during the comparable period in 2013 and $0.5 million in excess tax benefits from stock based compensation during the thirty-nine weeks ended September 28, 2014. In addition, our proceeds from the exercise of stock options decreased by $1.1 million to $0.3 million during the thirty-nine weeks ended September 28, 2014 from $1.4 million during the comparable period in 2013.
As of September 28, 2014, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
For 2014, we currently estimate capital expenditure outlays will range between $27.5 million and $30.0 million, net of agreed upon tenant improvement allowances and excluding approximately $4.4 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $3.7 million on pre-opening costs during the thirty-nine weeks ended September 28, 2014. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.4 million in 2014 (net of estimated tenant improvement allowances) each for the opening of 11 new restaurants as well as $3.0 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2014.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $6.5 million at September 28, 2014, compared to a net working capital deficit of $5.5 million at December 29, 2013.
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, which replaced the company's previous credit facility. As of September 28, 2014, we had borrowings under our Revolving Credit Facility of $8.8 million, and the amount available for future borrowings was $16.2 million. The Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company's consolidated total lease adjusted leverage ratio and (c) provides for letters of credit in amounts totaling the lesser of $5 million or the available borrowings under our Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Company has elected a variable rate of interest based on LIBOR. As of September 28, 2014, this interest rate was 1.91%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. As of September 28, 2014, the Company was in compliance with all covenants under the Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants during the term of the agreement.
The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously reported in our Annual Report.
Off-Balance Sheet Arrangements
As of September 28, 2014, we had no off balance sheet arrangements or transactions.
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

Cautionary Statement Concerning Forward-Looking Statements
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the success of our existing and new restaurants;

•	our ability to identify appropriate sites and develop and expand our operations;

•	changes in economic conditions;

•	changes in food availability and costs, including a continuation of recent trends of increased food costs;

•	damage to our reputation or lack of acceptance of our brand in existing or new markets;

•	economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located;

•	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

•	labor shortages and increases in our labor costs, including as a result of changes in government regulation such as the adoption of the new federal healthcare legislation;

•	increased competition in the restaurant industry and the segments in which we compete;

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in a change of approximately $22,000 to our interest expense on an annual basis.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our most recent Annual Report filed with the Securities and Exchange Commission.
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
Date: November 6, 2014

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