Form 10-K
period 2014-12-28
CHUY'S HOLDINGS, INC.
filed 2015-03-12
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes        ☐        No        ☑
As of June 27, 2014 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $567 million.
The number of shares of the registrant’s common stock outstanding at February 27, 2015 was 16,440,906.

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

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the impact of electing to take advantage of certain exemptions applicable to emerging growth companies;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax laws;

•	our founders may continue to exert significant influence over us and may have interests that conflict with our stockholders;

•	volatility in the price of our common stock;

•	the impact of future sales of our common stock and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future; and

•	the conflicts of interest that may arise because some of our directors are principal stockholders.
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

Basis of Presentation
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2014 and 2013 fiscal years each consisted of 52 weeks and our 2012 fiscal year consisted of 53 weeks. Our 2015 fiscal year will consist of 52 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2014,” “fiscal 2014,” “fiscal year 2014” or similar references refer to the fiscal year ending December 28, 2014.

PART I
Unless otherwise specified, or the context otherwise requires, the references in this report to “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.

ITEM 1.	BUSINESS
General
Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 and, as of December 28, 2014, we operated 59 Chuy’s restaurants across 14 states, with an average unit volume of $4.9 million for our 41 comparable restaurants for the twelve months ended December 28, 2014. Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex Mex inspired dishes. We believe our employees are a key element of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
Our core menu was established using recipes from family and friends of our founders, and has remained relatively unchanged over the years. We offer the same menu during lunch and dinner, which includes enchiladas, fajitas, tacos, burritos, combination platters and daily specials, complemented by a variety of appetizers, soups and salads. Each of our restaurants also offers a variety of homemade sauces, including the signature Hatch green chile and creamy jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. Our menu offers considerable value to our customers, with our average check of $13.71 as of December 28, 2014, which is at the lower end of our casual dining peer group. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the Texas Martini, a made-to-order, hand-shaken cocktail served with jalapeño-stuffed olives. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 28, 2014, alcoholic beverages constituted 18.2% of our total restaurant sales.
We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, a “Nacho Car” that provides complimentary chips, salsa and chile con queso in the trunk of a classic car, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Including patio space, our restaurants range in size from 5,300 to 12,200 square feet, with seating for approximately 225 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allow us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 7,000 customers per location per week or 360,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.
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
Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers, with our average check of $13.71 as of December 28, 2014, which is at the lower end of our casual dining peer group. Through our training programs, we train our employees to make sure that each plate is prepared according to our presentation and recipe standards.
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
Deep Rooted and Inspiring Company Culture. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and restaurant experience. Since our founding in 1982, we believe we have developed close personal relationships with our customers, employees and vendors. We emphasize a fun, passionate and authentic culture and support active social responsibility and involvement in local communities. We regularly sponsor a variety of community events including our annual Chuy’s Children Giving to Children Parade and other local charitable events. We believe our employees and customers share a unique energy and passion for our concept. We are proud of our annual employee turnover rate at comparable restaurants, which as of December 28, 2014 was 23.6% for managers and 98.5% for hourly employees and our goal of promoting 40% of restaurant-level managers from within, as well as our solid base of repeat customers.
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
Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 28, 2014, our comparable restaurants generated average unit volumes of $4.9 million, with our highest volume comparable restaurant generating $8.6 million and our lowest volume comparable restaurant generating $2.4 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $1.8 million. For our new unit openings, we estimate that each ground-up buildout of our prototype will require a total cash investment of $1.6 million to $2.4 million (net of estimated tenant incentives of between zero and $1.0 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. We currently target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1.
Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. Our senior management team has an average of approximately 30 years of restaurant experience and our 61 general managers, as of December 28, 2014, have an average tenure at Chuy’s of approximately 6 years. In 2007, we hired our CEO and President, Steve Hislop. Mr. Hislop is the former President of O’Charley’s Restaurants, where he spent 19 years performing a variety of functions, including serving as Concept President and a member of the board of directors, and helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants during his tenure. Since Mr. Hislop’s arrival in 2007, we have accelerated our growth plan and opened 53 new restaurants, as of February 27, 2015, and entered 13 new states.
Our Business Strategies
Pursue New Restaurant Development. We plan to identify and pursue major markets for expansion, where we believe we can achieve high unit volumes and attractive unit level returns, while at the same time backfilling in our existing markets to continue to build brand awareness. We believe the broad appeal of the Chuy’s concept, historical unit economics and flexible real estate strategy enhance the portability of our concept and provide us opportunity for continued expansion. Our new restaurant development will consist primarily of conversions of existing structures, with ground up construction of our prototype in select locations.
We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. In 2012, we opened eight new restaurants, including our first restaurants in Indiana and Georgia. In 2013 we opened nine restaurants in eight new markets located in six new states. We opened eleven restaurants in 2014, with a focus on backfilling existing markets. Our restaurants opened since 2001 that have been in operations for more than two years have generated average cash-on-cash returns of more than 40.0% in the second year of operations. During 2015, we have opened two restaurants as of February 27, 2015, and plan to open a total of ten to eleven restaurants for the year. Over the next five years, we expect to grow our restaurant base by a compounded annualized growth rate of approximately 20%.
Deliver Consistent Comparable Restaurant Sales Through Providing High-Quality Food and Service. We believe we will be able to generate comparable restaurant sales growth by consistently providing an attractive price/value proposition for our customers with excellent service in an upbeat atmosphere. We remain focused on delivering freshly prepared, authentic, high-quality Mexican and Tex Mex inspired cuisine at a considerable value to our customers. Though the core menu will remain unchanged, we will continue to explore potential additions as well as limited time food and drink offerings. Additionally, we will continue to promote our brand and drive traffic through local marketing efforts and charity events such as the the Chuy’s Children Giving to Children Parade, as well as our line of eclectic t-shirts.
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
Real Estate
As of February 27, 2015, we leased 69 locations, of which 57 are free-standing restaurants and 12 are end-cap or in-line restaurants in Class A locations. Of these locations, 8 are scheduled to open by the end of 2015. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Including patio space, our restaurants range in size from approximately 5,300 to 12,200 square feet, averaging approximately 8,700 square feet with seating capacity for approximately 225 to 400 customers. Since the beginning of 2008 through February 27, 2015, we have opened 53 new restaurants. Since our inception in 1982, we have moved two locations and closed three locations and we have not moved or closed a location since 2004. All of our leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease terms of our leases are 10 or 15 years in length with 2 to 4, 5-year extension options. The initial terms of our leases currently expire between 2016 and 2034. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.

Site Selection Process
We have developed a targeted site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We are actively developing restaurants in both new and existing markets, and we will continue to expand in selected regions throughout the U.S. Our Director of Real Estate and Development works with two master brokers who are responsible for identifying and working with local brokers to conduct preliminary research regarding possible development locations. These master brokers also assist in site selection and market research. The preliminary research includes an analysis of traffic patterns, parking, access, demographic characteristics, population density, level of affluence, consumer attitudes or preferences and current or expected co-retail and restaurant tenants. Our Director of Real and Estate Development and the master brokers then present potential sites to our Vice President of Real Estate and Development. If our financial criteria for the site are satisfied, our Vice Presidents of Operations and Chief Executive Officer visit the site and our management negotiates the lease. The key criteria we have for a site is that the population within a three mile radius of the restaurant has a high concentration of our target demographic, which is persons ages 21 to 44 and persons with median income ranges in excess of $60,000 per year that dine out frequently. We also prefer locations with high visibility, especially in a new market, and ample surface parking spaces.
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
Our new restaurants are either ground-up prototypes or conversions. We estimate that each ground-up buildout restaurant will require a total cash investment of $1.6 million to $2.4 million (net of estimated tenant incentives of between zero and $1.0 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. The flexibility of our concepts has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 12 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.
The development and construction of our new sites is the responsibility of our real estate and development team. Several project managers are responsible for building the restaurants, and several staff members manage purchasing, budgeting, scheduling and other related administrative functions.
New Restaurant Development
We have opened 53 new locations since the beginning of 2008 through February 27, 2015 and our management believes we are well-positioned to continue this growth through our new restaurant pipeline, which includes locations currently under development and with respect to which we are actively negotiating letters of intent. We maintain a commitment to capitalizing on opportunities and realizing efficiencies in our existing markets while also pursuing attractive locations in new markets. We seek to identify new markets in which we believe there is capacity for us to open multiple restaurants. Over the next five years, we expect to grow our restaurant base by a compounded annualized growth rate of approximately 20%.
Restaurant Operations
We currently have twelve supervisors that report directly to one of our two Vice Presidents of Operations or our Director of Operations, who in turn each report to our Chief Executive Officer. Each supervisor oversees an average of approximately five restaurants. The staffing at our restaurants typically consists of a general manager, a kitchen manager and three to five assistant managers. In addition, each of our restaurants employs approximately 100 hourly employees.
Sourcing and Supply
Our procurement team consists of our Director of Culinary Operations and his team. We rely on two regional distributors, Labatt Foodservice ("Labatt") in Texas and Oklahoma and Performance Food Group (“PFG”) in the Southeastern United States, and various suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. Our distributors deliver supplies to each restaurant two to three times each week. Our distributor relationships with Labatt and PFG have been in place for approximately twelve years and approximately two years, respectively, and the distributors cover 32 and 29 locations, respectively, as of February 27, 2015. For our chicken products, we rely on three suppliers for our Southeast locations and Martin Preferred Foods, as our sole supplier in Texas, Oklahoma, Arkansas and Missouri. For our green chiles, we contract to buy through Bueno Foods of Albuquerque, New Mexico, our primary supplier, and Foods of New Mexico. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Changes in the price or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
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
Building Our Brand
We believe our restaurants appeal to a broad spectrum of customers due to our freshly-prepared food offering, attentive service and festive dining experience. Our target demographic is persons ages 21 to 44 and persons with median income ranges in excess of $60,000 per year that dine out frequently. We aim to build our brand image and awareness while retaining local neighborhood relationships by increasing the frequency of visits by our current customers and attracting new customers. We primarily foster relationships with local schools, chambers of commerce, businesses and sports teams through hosting tasting events and partnering in and sponsoring local charity events. Our marketing strategy also focuses on generating significant brand awareness at new restaurant openings.
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
Management Information Systems
At all of our restaurants, we use Hospitality Solutions International for our point-of-sale system, which manages our credit card transactions. This software communicates directly with our corporate headquarters and provides headquarters with near real-time information about restaurant level performance and sales. We implemented a new enterprise back office software program, Restaurant Magic, in all of our locations. This program compiles our sales, accounts payable, payroll, inventory and purchasing information and communicates that information to our headquarters to provide visibility on restaurant level operations.
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
For the twelve months ended December 28, 2014, 18.2% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. We are subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
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
The Food and Drug Administration (“FDA”) has recently finalized regulations to implement the nutritional menu labeling provisions of the PPACA. These final regulations will be effective on December 1, 2015 and establish a uniform, federal requirement for certain restaurants, including ours, to post certain nutritional information on their menus. We will be required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. The PPACA also permits the FDA to require us to make additional nutrient disclosures, such as the disclosure of trans-fat content. For additional information, see “Risk Factors - Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.” While we believe our ability to adapt to consumer preferences is a strength of our concept, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.
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
We are subject to a variety of federal and state environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2014, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.
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
Restaurant Industry Overview
According to the National Restaurant Association (the “NRA”), U.S. restaurant industry sales in 2013 were $659.6 billion and grew 3.6% to $683.1 billion in 2014, versus U.S. gross domestic product growth of 2.4% in 2014. The $683.1 billion in sales in 2014 is composed of 91.4% commercial restaurant services and 8.6% noncommercial and military restaurant services, which include food service for hospitals, transportation services, schools and other noncommercial outlets. These sales are generated by approximately 14.0 million restaurant industry employees. According to the NRA, restaurant industry sales in the states in which we operate were approximately $200.2 billion in 2014 with average sales growth of approximately 3.6%.
We believe we are well positioned to benefit from several fundamental trends in the restaurant industry and U.S. population. The NRA estimated that 47% of total U.S. food expenditures were spent at restaurants. Analysts believe that purchases of “food away from home” are attributable to demographic, economic and lifestyle trends, including the rise in the number of women in the workplace, an increase in average household income, an aging U.S. population and an increased willingness by consumers to pay for the convenience of meals prepared outside of their homes. Real disposable personal income, a key driver of restaurant industry sales, increased by a projected 2.4% in 2014, following a decrease of 0.2% in 2013. We cannot provide assurance that we will benefit from the aforementioned demographic trends.
According to the U.S. Census Bureau, the Hispanic population is projected to be the fastest growing demographic in the U.S., more than doubling in size from 56.8 million people in 2015 to 119.0 million people by 2060. During this time, the Hispanic population’s share of the nation’s total population is projected to increase from approximately 18% to 29%. We believe the projected growth in the Hispanic population will result in an increase in demand for Mexican/Hispanic foods. We cannot provide assurance that we will benefit from these long-term demographic trends, although we believe the Hispanic influence on dining trends will continue to grow in tandem with the population growth.
The restaurant industry is divided into two primary segments including limited-service and full-service restaurants and is generally categorized by price, quality of food, service and location. Chuy’s competes in the full-service restaurant segment, which according to Technomic, Inc., a national consulting and market research firm, had approximately $217.8 billion of sales in 2013, an increase of 2.8% over 2012 sales. The Mexican food component of the full-service restaurant segment is a highly fragmented sector, with the top three restaurants based on sales, representing approximately 6.1% of the category in 2013. According to Technomic, full service Mexican restaurants posted a sales increase of 3.4% in 2013, on a 0.4% increase in units.
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
Seasonality
Our business is subject to seasonal fluctuations with restaurant sales typically higher during the spring and summer months as well as in December. Adverse weather conditions during our most favorable months or periods may affect customer traffic. In addition, at nearly all of our restaurants we have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenues.

Employees
As of December 28, 2014, we had approximately 6,567 employees, including 61 corporate management and staff personnel, 494 restaurant level managers and 6,012 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees.
Company Information
Our principal executive office is located at 1623 Toomey Road, Austin, Texas 78704 and our telephone number is 1-888-HEY-CHUY. Our website address is www.chuys.com. The information on our website is not incorporated by reference into this report.
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, copies of the Company’s annual report will be made available, free of charge, on written request.

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
Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of February 27, 2015, we operated 61 restaurants, of which 15 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 restaurants to 61 restaurants as of February 27, 2015. We opened eleven restaurants in 2014. During 2015, we have opened two restaurants as of February 27, 2015 and plan to open a total of ten to eleven restaurants for the year. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

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
The restaurant industry depends on consumer discretionary spending. Economic conditions may remain volatile and may repress consumer confidence and discretionary spending. If current volatile economic conditions continue for a prolonged period of time or worsens, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out. We believe that if the current volatile economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales. There can be no assurance that the macroeconomic environment or the regional economics in which we operate will improve significantly or that government stimulus efforts will improve consumer confidence, liquidity, credit markets, home values or unemployment, among other things.
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
Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In sum, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.
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
Our business is subject to seasonal fluctuations, with restaurant sales typically higher during the spring and summer months as well as in December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on customer traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year. In addition, outdoor patio seating is available at nearly all of our restaurants and may be impacted by a number of weather-related factors. Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on two regional distributors, Labatt in Texas and Oklahoma and PFG in the Southeastern United States, and various suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. For our chicken products, we rely on two suppliers for our Southeast locations and a sole supplier in Texas and Oklahoma. For our green chiles, we contract to buy, through our supplier, Bueno Foods of Albuquerque, New Mexico, chiles from a group of farmers in New Mexico each year, which we have the right to select under our agreement. If and to the extent the farmers are unable or do not supply a sufficient amount of green chiles or if we need chiles out of season, we purchase the excess amount from our secondary supplier, Foods of New Mexico. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Any increase in distribution prices, increase in the prices charged by suppliers or failure to perform by these third-parties could cause our food costs to increase or us to experience short-term unavailability of certain products. Failure to identify an alternate source of supply for these items may result in significant cost increases and an inability to provide certain of the items on our menu. If these events occur, it may reduce the profitability of certain of our offerings and may cause us to increase our prices. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price, as a result of inflation or otherwise, or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customer’s demands, which could materially adversely affect our profitability and reputation.
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
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. The FDA has recently finalized regulations to implement the nutritional menu labeling provisions of the PPACA. These final regulations will be effective on December 1, 2015 and establish a uniform, federal requirement for certain restaurants, including ours, to post nutritional information on their menus. We will be required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. The PPACA also permits the FDA to require us to make additional nutrient disclosures, such as the disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends and eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.
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
We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Bureau of Alcohol, Tobacco, Firearms and Explosives of the U.S. Department of Justice, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the sale of alcoholic beverages at certain locations. Any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. In addition, in certain states, including states where we have existing restaurants or where we plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenues. If we are unable to maintain our existing licenses, our customer patronage, revenues and results of operations could be adversely affected. Or, if we choose to open a restaurant in those states where the number of licenses available is limited, the cost of a new license could be significant.
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
During fiscal years 2012, 2013 and 2014 we opened eight, nine and eleven restaurants, respectively. During 2015, we have opened two restaurants as of February 27, 2015 and plan to open a total of ten to eleven restaurants for the year. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.

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
At December 28, 2014 we had $8.8 million of outstanding indebtedness under our Revolving Credit Facility.
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
There are inherent risks in our ability to borrow. Our lenders may be unable to lend to us or tighten their lending standards, which could make it more difficult for us to increase the available commitment under our Revolving Credit Facility, refinance our existing indebtedness or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our Revolving Credit Facility because of a lender default or to obtain other cost-effective financing.

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
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Negative restaurant-level cash flow (defined as restaurant net income plus depreciation, gain and/or loss on assets and pre-opening expense) over the previous 24-month period in a stabilized location is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated undiscounted future cash flow expected to be generated by the restaurant. If the carrying amount of the restaurant exceeds estimated future cash flow, an impairment charge is recognized for the amount by which the asset’s carrying amount exceeds its fair value.
Economic weakness within our respective markets could adversely impact consumer discretionary spending and may result in lower restaurant sales. Unfavorable fluctuations in our commodity costs, supply costs and labor rates, which may or may not be within our control, may also impact our operating margins. Any of these factors could as a result affect the estimates used in our impairment analysis and require additional impairment tests and charges to earnings. We continue to assess the performance of our restaurants and monitor the need for future impairment. There can be no assurance that future impairment tests will not result in additional charges to earnings.
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
Most of our corporate systems, processes and corporate support for our restaurant operations are centralized at our headquarters in Austin, Texas, with certain systems and processes being concurrently stored at an offsite storage facility in accordance with our disaster recovery plan. As part of our disaster recovery plan, we have backup processes for our core systems at our co-location facility. If we are unable to fully implement this new disaster recovery plan, we may experience failures or delays in recovery of data, delayed reporting and compliance, inability to perform necessary corporate functions and other breakdowns in normal operating procedures that could have a material adverse effect on our business and create exposure to administrative and other legal claims against us.
We incur increased costs and obligations as a result of being a public company.
For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” until the end of the fiscal year following the fifth anniversary of our initial public offering. To the extent we use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from those exemptions.
Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an “emerging growth company.”
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the end of the fiscal year following the fifth anniversary of our initial public offering.

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

In addition, in recent years, the stock market has experienced considerable price and volume fluctuations. This volatility has had an impact on the market price of securities issued by many companies, including companies in our industry. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.
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
Sales of substantial amounts of our common stock in the public market by our existing stockholders except from registration or upon the exercise of outstanding stock options or stock options granted in the future may adversely affect the market price of our common stock. Such sales could also create public perception of difficulties or problems with our business. These sales might also make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.
As of December 28, 2014, we have 979,697 shares of common stock reserved for issuance under the 2012 Omnibus Equity Incentive Plan. Additionally there were 684,188 shares of common stock issuable upon exercise of outstanding options, of which 477,396 of these options were fully vested.
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

Conflicts of interest may arise because some of our directors are principal stockholders.
Our founders serve as co-chairmen on our board of directors. Our founders could invest in entities that directly or indirectly compete with us. As a result of our relationship with our founders, when conflicts arise between the interests of our founders and the interests of our stockholders, these directors may not be disinterested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None
ITEM 2.    PROPERTIES
As of February 27, 2015, we operated 61 Chuy’s restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	1
Arkansas	2
Florida	4
Georgia	2
Indiana	2
Kentucky	4
Missouri	1
North Carolina	3
Ohio	1
Oklahoma	2
South Carolina	1
Tennessee	5
Texas	29
Virginia	4
Total	61

As of February 27, 2015 we have also signed leases and are in development for 8 additional restaurants in Little Rock, Arkansas; Tallahassee, Florida; Lafayette, Louisiana; Cary, North Carolina; Columbus, Ohio; Dayton, Ohio; Tulsa, Oklahoma; and Sterling Virginia. We lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. For additional information regarding our obligations under our leases, see Note 7 to our Consolidated Financial Statements.
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
Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of December 28, 2014, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares are traded on the Nasdaq Global Select Market under the symbol “CHUY”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the Nasdaq Global Select Market:

	High	Low
Fourth Quarter of 2014 (September 29, 2014 – December 28, 2014)	$32.46	$19.00
Third Quarter of 2014 (June 30, 2014 – September 28, 2014)	$36.71	$25.16
Second Quarter of 2014 (March 31, 2014 – June 29, 2014)	$43.40	$30.11
First Quarter of 2014 (December 30, 2013 – March 30, 2014)	$42.71	$33.06
Fourth Quarter of 2013 (September 30, 2013 – December 29, 2013)	$40.24	$31.54
Third Quarter of 2013 (July 1, 2013 – September 29, 2013)	$44.06	$33.32
Second Quarter of 2013 (April 1, 2013 – June 30, 2013)	$40.95	$29.28
First Quarter of 2013 (December 31, 2012 – March 31, 2013)	$33.47	$22.15
On February 27, 2015, the closing price of our common stock on the Nasdaq Global Select Market was $22.47 per share.
Holders
As of February 27, 2015, there were approximately 9 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy
During the fiscal years ended December 28, 2014 and December 29, 2013 we did not declare or pay any dividends on our common stock. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. In addition, in certain circumstances, our Revolving Credit Facility restricts our ability to pay dividends. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Stock Performance Chart
The following graph compares the cumulative total stockholder return on our common stock from July 24, 2012, the date of our IPO, through December 28, 2014 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Chuy’s common stock on July 24, 2012 and in each of the forgoing indices on July 24, 2012 and assumes the reinvestment of dividends. This graph is furnished and not filed with the Securities and Exchange Commission. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the below stock performance graph is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 28, 2014 are derived from our audited consolidated financial statements. Not all periods shown below are discussed in this Annual Report on Form 10-K. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Years Ended (1)
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
	(Amounts are shown in thousands, except per share amounts)
Consolidated Statements of Income:
Revenue	$245,101	$204,361	$172,640	$130,583	$94,908
Costs and Expenses
Cost of sales	69,159	55,894	46,475	36,139	25,626
Labor	82,665	66,565	55,223	41,545	30,394
Operating	33,897	29,279	24,498	19,297	14,292
Occupancy	15,167	12,262	10,332	7,622	5,654
General and administrative	11,693	10,015	9,358	7,478	5,293
Advisory agreement termination fee	—	—	2,000	—	—
Secondary offering costs	—	925	228	—	—
Settlement with former director	—	—	—	245	—
Marketing	1,719	1,306	1,319	964	655
Restaurant pre-opening	4,539	3,883	3,383	3,385	1,959
Depreciation and amortization	10,310	8,858	6,528	4,448	2,732
Total cost and expenses	229,149	188,987	159,344	121,123	86,605
Income from operations	15,952	15,374	13,296	9,460	8,303
Loss on extinguishment of debt	—	—	1,673	78	—
Interest expense, net	124	109	3,923	4,284	3,584
Income before income taxes	15,828	15,265	7,700	5,098	4,719
Income tax expense	4,337	4,196	2,243	1,634	1,428
Net income	11,491	11,069	5,457	3,464	3,291
Undistributed earnings allocated to participating interest	—	—	2,171	3,423	5,617
Net income (loss) available to common stockholders	$11,491	$11,069	$3,286	$41	$(2,326)
Per Share Data:
Basic net income (loss) per share	$0.70	$0.68	$0.48	$0.21	$(17.18)
Diluted net income (loss) per share	$0.69	$0.66	$0.37	$0.20	$(17.18)
Weighted average common stock outstanding
Basic	16,427,732	16,276,999	6,809,576	191,166	135,392
Diluted	16,709,471	16,677,387	12,893,290	10,852,651	135,392
Consolidated Balance Sheets Data:
Cash and cash equivalents	$3,815	$5,323	$5,855	$2,827	$3,337
Net working capital (deficit)	(5,054)	(4,849)	(2,680)	(4,258)	861
Total assets	179,212	151,162	129,721	105,938	88,642
Total debt	8,750	6,000	5,000	55,200	30,732
Common stock subject to put option	—	—	—	432	—
Total stockholders’ equity	$118,188	$104,488	$87,463	$25,627	$40,968
Cash dividends paid per share	$—	$—	$—	$1.75	$—

(1)
We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal year ended December 30, 2012 was comprised of 53 weeks and the other four fiscal years were comprised of 52 weeks.

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of December 28, 2014, we operated 59 Chuy’s restaurants across 14 states.
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
Our Growth Strategies and Outlook
Our growth is based primarily on the following strategies:

•	Pursue new restaurant development in major markets;

•	Backfill smaller existing markets to build brand awareness;

•	Deliver consistent same store sales by providing high-quality food and service; and

•	Leverage our infrastructure.
We opened eleven restaurants in fiscal 2014. During 2015, we have opened two restaurants as of February 27, 2015, and plan to open a total of ten to eleven restaurants for the year. Over the next five years, we expect to grow our restaurant base by a compounded annualized growth rate of approximately 20%. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 41, 32 and 24 restaurants at December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

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

The following table presents operating data for the periods indicated:

	Year Ended
	December 28, 2014	December 29, 2013		December 30, 2012
Total restaurants (at end of period)	59	48		39
Total comparable restaurants (at end of period)	41	32		24
Average unit volumes (in thousands)	$4,868	$4,884		$4,986
Change in comparable restaurant sales	3.3%	2.3%	(1)	2.8%	(2)
Average check	$13.71	$13.46		$13.18

(1)
We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2012, there is a one-week calendar shift in the comparison of fiscal 2013 to fiscal 2012. As a result, our comparable restaurant sales calculation above for 2013 is based on comparing sales in the fiscal year 2013 to sales in the comparable 52-week calendar period ended December 30, 2012. Sales for the same 32 restaurants in the comparable restaurant base for the year ended December 29, 2013 increased 2.1% as compared to the 52-week period ended December 23, 2012.

(2)	Our change in comparable restaurant sales calculation above for fiscal 2012, is based upon comparable sales for the 52-weeks ended December 23, 2012 as compared to comparable sales for fiscal 2011.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2014 and 2013 fiscal years consisted of 52 weeks and our 2012 fiscal year consisted of 53 weeks.
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
General and Administrative Expenses. General and administrative expenses include costs associated with corporate and administrative functions that support our operations, including senior and supervisory management and staff compensation (including stock-based compensation) and benefits, travel, financial advisory fees paid to Goode Partners LLC prior to the termination of the advisory agreement with Goode Partners in 2012, legal and professional fees, information systems, corporate office rent and other related corporate costs.
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
Results of Operations
Year Ended December 28, 2014 Compared to the Year Ended December 29, 2013
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 28, 2014	% of Revenue	December 29, 2013	% of Revenue	Change	% Change
Revenue	$245,101	100.0%	$204,361	100.0%	$40,740	19.9%
Costs and expenses:
Cost of sales	69,159	28.2%	55,894	27.4%	13,265	23.7%
Labor	82,665	33.7%	66,565	32.6%	16,100	24.2%
Operating	33,897	13.8%	29,279	14.3%	4,618	15.8%
Occupancy	15,167	6.2%	12,262	6.0%	2,905	23.7%
General and administrative	11,693	4.8%	10,015	4.9%	1,678	16.8%
Secondary offering costs	—	—%	925	0.5%	(925)	(100.0)%
Marketing	1,719	0.7%	1,306	0.6%	413	31.6%
Restaurant pre-opening	4,539	1.9%	3,883	1.9%	656	16.9%
Depreciation and amortization	10,310	4.2%	8,858	4.3%	1,452	16.4%
Total costs and expenses	229,149	93.5%	188,987	92.5%	40,162	21.3%
Income from operations	15,952	6.5%	15,374	7.5%	578	3.8%
Interest expense, net	124	0.1%	109	0.1%	15	13.8%
Income before income taxes	15,828	6.4%	15,265	7.4%	563	3.7%
Income tax expense	4,337	1.7%	4,196	2.0%	141	3.4%
Net income	$11,491	4.7%	$11,069	5.4%	$422	3.8%

Revenue. Revenue increased $40.7 million, or 19.9%, to $245.1 million for the year ended December 28, 2014, as compared to $204.4 million for the year ended December 29, 2013. This increase was primarily driven by $40.0 million in incremental revenue from an additional 541 operating weeks provided by 20 new restaurants opened during and subsequent to the year ended December 29, 2013 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue related to non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening. The honeymoon period refers to the weeks following a restaurant's initial opening, during which sales are typically higher than normal. In addition, 2013 results were negatively impacted by an ice storm in early December, which had an approximate $500,000 negative impact on revenue.
Comparable restaurant sales increased 3.3% during the year ended December 28, 2014 compared to the same period in 2013. The increase in comparable restaurant sales was driven primarily by a 2.0% increase in average check and a 1.3% increase in average weekly customers. Our revenue mix attributed to bar sales decreased to 18.2% during the year ended December 28, 2014 from 18.6% during the comparable period in 2013, primarily as the result of targeted price increases during 2014 focused exclusively on entrée items.
Cost of Sales. Cost of sales as a percentage of revenue increased to 28.2% during the year ended December 28, 2014, from 27.4% during the comparable period in 2013, primarily as a result of higher beef, dairy, chicken and produce costs.
Labor Costs. Labor costs as a percentage of revenue increased to 33.7% during the year ended December 28, 2014, from 32.6% during the comparable period in 2013, primarily as a result of lower sales volumes on the fixed portion of our labor and longer learning curves related to hourly labor at some of our newer locations.
Operating Costs. Operating costs as a percentage of revenue decreased to 13.8% during the year ended December 28, 2014 from 14.3% during the comparable period in 2013. The decrease in the current period was primarily caused by lower liquor taxes as a result of the impact of the new Texas liquor tax law, which went into effect on January 1, 2014. This decrease was partially offset by an increase in utility costs as a percentage of revenue of approximately 20 basis points, an increase in insurance costs of 20 basis points and smaller increases in other categories of 10 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.2% during the year ended December 28, 2014 from 6.0% during the comparable period in 2013 primarily as the result of lower restaurant volumes at certain of our newer restaurants.
General and Administrative Expenses. General and administrative expenses increased $1.7 million, or 16.8%, to $11.7 million for the year ended December 28, 2014, as compared to $10.0 million during the comparable period in 2013. This increase was primarily driven by an increase in stock-based compensation of $0.5 million associated with our new long term incentive program, an increase in salary expense of $1.0 million related to additional employees as we continue to strengthen our infrastructure for growth, higher legal and professional fees of $0.4 million related to our growth and increased public company costs and smaller increases in other categories of $0.5 million related to normal growth, partially offset by lower performance-based bonuses of $0.7 million.
Secondary Offering Costs. In fiscal 2013 we incurred approximately $925,000 of offering expenses related to our January 2013 and April 2013 secondary offerings of the Company’s common stock. All of the stock in these offerings were sold by certain existing stockholders and as a result, the Company did not receive any proceeds from the offerings.
Marketing Costs. Marketing costs as a percentage of revenue increased to 0.7% during the year ended December 28, 2014, from 0.6% during the comparable period in 2013, primarily as a result of the timing of our local restaurant marketing efforts.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased by $0.6 million, or 16.9%, to $4.5 million for the year ended December 28, 2014, as compared to $3.9 million for the year ended December 29, 2013. This increase is primarily due to the opening of eleven restaurants during the year ended December 28, 2014 compared to nine restaurants opened during the comparable period in 2013.
Depreciation and Amortization. Depreciation and amortization costs increased $1.4 million to $10.3 million for the year ended December 28, 2014, as compared to $8.9 million during the comparable period in 2013, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense remained flat at approximately $0.1 million for the year ended December 28, 2014, as compared to the year ended December 29, 2013. Our interest rate on outstanding borrowings as of December 28, 2014 and December 29, 2013 was 1.92%.
Income Tax Expense. For the year ended December 28, 2014 our effective tax rate decreased to 27.4% from 27.5% during the comparable period in 2013. This lower effective rate during 2014, as compared to 2013, relates to a higher percentage of employment tax credits to pre-tax income. The lower effective tax rate during 2013 included the favorable impact of a one-time adjustment made for incremental employment tax credits for 2013 as well as the previous open tax years, which resulted in a $556,000 net favorable impact in net income during the year ended December 29, 2013. This net favorable impact during 2013 was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the same period. For the years ended December 28, 2014 and December 29, 2013, the effective tax rate differs from the statutory rate of 34% primarily due to employment tax credits attributable to payroll taxes paid on employees' tips and various state and local income taxes.
Net Income. As a result of the foregoing, net income increased $0.4 million to $11.5 million for the year ended December 28, 2014 from $11.1 million during the comparable period in 2013.
Year Ended December 29, 2013 Compared to the Year Ended December 30, 2012
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 29, 2013	% of Revenue	December 30, 2012	% of Revenue	Change	% Change
Revenue	$204,361	100.0%	$172,640	100.0%	$31,721	18.4%
Costs and expenses:
Cost of sales	55,894	27.4%	46,475	26.9%	9,419	20.3%
Labor	66,565	32.6%	55,223	32.0%	11,342	20.5%
Operating	29,279	14.3%	24,498	14.2%	4,781	19.5%
Occupancy	12,262	6.0%	10,332	6.0%	1,930	18.7%
General and administrative	10,015	4.9%	9,358	5.4%	657	7.0%
Advisory agreement termination fee	—	—%	2,000	1.2%	(2,000)	100.0%
Secondary offering costs	925	0.5%	228	0.1%	697	305.7%
Marketing	1,306	0.6%	1,319	0.8%	(13)	(1.0)%
Restaurant pre-opening	3,883	1.9%	3,383	2.0%	500	14.8%
Depreciation and amortization	8,858	4.3%	6,528	3.7%	2,330	35.7%
Total costs and expenses	188,987	92.5%	159,344	92.3%	29,643	18.6%
Income from operations	15,374	7.5%	13,296	7.7%	2,078	15.6%
Loss on extinguishment of debt	—	—%	1,673	0.9%	(1,673)	(100.0)%
Interest expense	109	0.1%	3,923	2.3%	(3,814)	(97.2)%
Income before income taxes	15,265	7.4%	7,700	4.5%	7,565	98.2%
Income tax expense	4,196	2.0%	2,243	1.3%	1,953	87.1%
Net income	$11,069	5.4%	$5,457	3.2%	$5,612	102.8%
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
Operating Costs. Operating costs as a percentage of revenue increased to 14.3% during the year ended December 29, 2013 from 14.2% during the same period in 2012. The increase in the current period was primarily caused by higher utility and insurance costs as a percentage of revenue of approximately 20 basis points and smaller increases in other categories of 10 basis points partially offset by lower liquor taxes of 20 basis points as a result of opening more locations outside of Texas, which charges a higher liquor tax than other jurisdictions.
Occupancy Costs. As a percentage of revenue, occupancy costs remained flat at approximately 6.0%.
General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 7.0%, to $10.0 million for the year ended December 29, 2013, as compared to $9.4 million during the same period in 2012. This increase was primarily driven by an increase in salary and stock based compensation expense of $0.8 million associated with additional employees as we continue to strengthen our infrastructure for future growth, an increase in incremental costs associated with operating as a public company for a full fiscal year in 2013 of $0.3 million as compared to only half a year for fiscal 2012 and smaller increases in other categories of $0.2 million related to our growth. These increases were partially offset by a decrease in performance based bonuses of $0.6 million.
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
Cash Flows for the Years Ended December 28, 2014, December 29, 2013 and December 30, 2012
The following table summarizes the statements of cash flows for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Net cash provided by operating activities	$29,135	$24,241	$24,703
Net cash used in investing activities	(34,324)	(31,198)	(27,425)
Net cash provided by financing activities	3,681	6,425	5,750
Net increase (decrease) in cash and cash equivalents	(1,508)	(532)	3,028
Cash and cash equivalents at beginning of year	5,323	5,855	2,827
Cash and cash equivalents at end of period	$3,815	$5,323	$5,855
Operating Activities. Net cash provided by operating activities increased $4.9 million to $29.1 million for the year ended December 28, 2014, from $24.2 million during the same period in 2013. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the year ended December 28, 2014 compared to the same period in 2013 was primarily due to an increase in net income of $0.4 million; net increases in non-cash reconciling items primarily related to increases in depreciation and amortization of $1.4 million as a result of our continued expansion, increases in stock-based compensation of $3.9 million associated with our new long-term incentive program and a decrease in the excess tax benefit from stock-based compensation as a result of fewer option exercises in 2014 and an increase in deferred taxes of $3.4 million. This increase was partially offset by net decreases from changes in operating assets and liabilities of $4.2 million primarily related to decreases in accrued liabilities and deferred rent of $1.8 million, deferred lease incentives of $1.4 million, prepaid expenses of $0.5 million and all other operating assets and liabilities of $0.5 million due to timing differences.
Net cash provided by operating activities decreased $0.5 million to $24.2 million for the year ended December 29, 2013, from $24.7 million during the same period in 2012. This decrease in net cash provided by operating activities during the year ended December 29, 2013 compared to the same period in 2012 was primarily due to the excess tax benefit from stock-based compensation of $4.0 million in 2013, a $1.7 million write-off of loan origination fees associated with the pay down of long-term debt in 2012, decreased deferred income taxes of $2.1 million and a decrease in the change in accounts payable due to timing differences. This decrease was partially offset by an increase in net income of $5.6 million and depreciation and amortization of $2.3 million as we continue our expansion.
Investing Activities. Net cash used in investing activities increased $3.1 million to $34.3 million for the year ended December 28, 2014, from $31.2 million for the year ended 2013. This increase was the result of the timing of our construction schedule and the related construction payments associated with the construction of our eleven new restaurants that opened during the year ended December 28, 2014, as well as expenditures related to four additional unopened restaurants under construction at December 28, 2014 as compared to nine new restaurants opened and five additional restaurants under construction during the comparable period in 2013.
Net cash used in investing activities increased $3.8 million to $31.2 million for the year ended December 29, 2013, from $27.4 million for the year ended 2012. This increase was the result of an increase in capital expenditures of $3.7 million for the year ended December 29, 2013. These expenditures were primarily related to the construction of our nine new restaurants that opened during the year ended December 29, 2013, as well as expenditures related to five additional unopened restaurants under construction at December 29, 2013 as compared to eight new restaurants opened and three restaurants under construction during the comparable period in 2012.
Financing Activities. Net cash provided by financing activities decreased $2.7 million to $3.7 million for the year ended December 28, 2014 from $6.4 million during the same period in 2013, primarily as a result of a decrease in excess tax benefits from stock-based compensation and a decrease in proceeds from the exercise of stock options of $3.4 million and $1.1 million, respectively, due to a decrease in the quantity of options exercised during 2014. This decrease was offset by an increase in net borrowings under our Revolving Credit Facility of $1.8 million during the year ended December 28, 2014, compared to the same period in 2013.
Net cash provided by financing activities increased $0.6 million to $6.4 million for the year ended December 29, 2013 from $5.8 million during the same period in 2012. This increase was primarily the result of $4.0 million in excess tax benefits from stock based compensation and proceeds of $1.4 million from the exercise of stock options. During the year ended December 29, 2013 we had net borrowings on our Revolving Credit Facility of $1.0 million.
In addition, we simplified our capital structure in 2012 as a result of our IPO which included the conversion of all series A, B and X preferred stock into common stock and the refinancing of our debt into our new $25 million Revolving Credit Facility. On March 21, 2012, prior to the IPO, we entered into an amendment to our previous credit facility and borrowed an additional $25.0 million under the Term A Loan facility, of which the proceeds were primarily used to repurchase $22.5 million of our common stock, series A preferred stock, series B preferred stock and series X preferred stock on April 6, 2012. On July 27, 2012, we received proceeds of $79.0 million from our IPO (net of deferred offering costs), which were used to repay approximately $79.4 million of our outstanding debt. Also, during that same period in 2012, we borrowed $4.5 million under our delayed draw Term B Loan and had net payments on our revolving credit facility of $2.7 million.
As of December 28, 2014, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. We estimate that each ground-up restaurant will require a total cash investment of $1.6 million to $2.4 million (net of estimated tenant incentives of between zero and $1.0 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. In addition to the cost of the conversion or ground-up buildout, we expect to spend approximately $375,000 to $425,000 per restaurant for restaurant pre-opening costs. We currently target a blended cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1 for our new restaurants.
For 2015, we currently estimate capital expenditure outlays will range between $27.5 million and $30.0 million, net of agreed upon tenant improvement allowances and excluding approximately $4.2 million to $4.7 million of restaurant pre-opening costs for new restaurants that are not capitalized. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.4 million (net of estimated tenant improvement allowances) each for the opening of 10 to 11 new restaurants as well as $3.5 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2015.

Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $5.1 million at December 28, 2014, compared to a net working capital deficit of $4.8 million at December 29, 2013.
Initial Public Offering
On July 27, 2012, we completed our IPO of our common stock. We issued 6,708,332 shares, including shares sold to the underwriters pursuant to their overallotment option. We received net proceeds from the offering of approximately $78.1 million (after total offering expenses). We used the net proceeds with additional Company funds to repay $79.4 million of indebtedness under our Old Credit Facility.
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
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On the same date, we repaid all debt outstanding under the Old Credit Facility using borrowings from the Revolving Credit Facility. In connection with the repayment of debt outstanding under our Old Credit Facility, the Old Credit Facility was terminated. As a result of the repayment of outstanding debt and the termination of the Old Credit Facility, we recorded a $1.7 million loss on extinguishment of debt to write off the unamortized loan origination fees. As of December 28, 2014 we had $8.8 million of outstanding indebtedness under our Revolving Credit Facility. Our Revolving Credit Facility will mature on November 30, 2017.
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
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon our election, of (i) the base rate (which is the highest of prime rate, federal funds rate plus 0.5% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on our consolidated total lease adjusted leverage ratio (as defined in the Revolving Credit Facility agreement). Our Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on our consolidated total lease adjusted leverage ratio. As of December 28, 2014 our interest rate was 1.92%. In addition, the revolving line of credit requires compliance with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants as well places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio is at least .50 less than the ratio required to be maintained at such time.
As of December 28, 2014, we were in compliance with all covenants under our Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.

Contractual Obligations
The following table summarizes contractual obligations at December 28, 2014 on an actual basis (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Long-Term Debt Obligations (1)	$9,119	$188	$8,931	$—	$—
Operating Lease Obligations (2)	230,725	14,346	30,560	28,720	157,099
Purchase Obligations (3)	21,138	21,138	—	—	—
Total	$260,982	$35,672	$39,491	$28,720	$157,099

(1)
Reflects principal and interest payments on revolver balances and fees on unused revolver commitments under our Revolving Credit Facility. On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility. As of December 28, 2014, $8.8 million was outstanding. All amounts under our Revolving Credit Facility are due November 30, 2017.

(2)
Reflects the aggregate minimum lease payments for our restaurant operations and corporate office. Operating lease obligations excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales.

(3)	Includes contractual purchase commitments for the purchase of goods related to restaurant operations and commitments for construction of new restaurants.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 28, 2014, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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

We make judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements and deferred lease incentives for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used. In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in GAAP for leases. We are continuing to monitor the FASB and International Accounting Standards Board's activities regarding leases and will disclose expected impacts on our business and financial statements as rules are finalized.
Impairment of Long-Lived Assets. We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria. Negative restaurant-level cash flow over the previous 24-month period is considered a potential impairment indicator. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment.
Based on this analysis, if the carrying amount of the assets is greater than the estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value. In performing our impairment testing, we forecast our future undiscounted cash flows by looking at recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to estimate future undiscounted cash flows. We compare this cash flow forecast to the asset’s carrying value at the restaurant. If the predicted future undiscounted cash flow does not exceed the long-lived asset’s carrying value, we impair the assets related to that restaurant on a pro-rata basis of the relative carrying values of the long-lived assets.
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
For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit’s fair value. For this impairment evaluation, the Company considers all of its stores in total as one reporting unit. If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference.
Similarly, the impairment evaluation for indefinite life intangible assets, which includes our trade names, compares the asset’s carrying value to the asset’s fair value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.
At December 28, 2014 none of the Company’s intangible assets or goodwill were impaired.

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
Stock-Based Compensation. Compensation cost for stock options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan, and are referred to as "restricted stock units") granted is determined based on the fair value of the security at the date of grant and is recognized, net of estimated forfeitures, over the award’s requisite service period on a straight-line basis. The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. We use the Black-Scholes valuation model to determine the fair value of our stock options, which requires assumptions to be made regarding our stock price volatility, the expected life of the award, risk-free interest rate, and expected dividend rates. The volatility assumptions were derived from the volatilities of comparable public restaurant companies. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.
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
Based upon a price of $19.49 per share, the closing price of the Company’s common stock on December 26, 2014, the last trading day of our fiscal year, the aggregate intrinsic value of stock options outstanding as of December 28, 2014 was approximately $6.5 million, of which approximately $6.0 million related to vested stock options.
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
Many of our restaurant staff members are paid hourly rates related to the federal minimum wage. Labor costs related to hourly wages have been impacted by and will continue to be impacted by mandated increases in minimum wage rates at the federal state and local levels. Certain operating costs, such as taxes, insurance and other outside services increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in a change of $22,000 to our interest expense on an annual basis.
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
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2014 based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2014.
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

Date:	March 12, 2015	CHUY’S HOLDINGS, INC.

		By:	/s/ STEVEN J. HISLOP
Steven J. Hislop
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVE HISLOP
Steve Hislop	Director, President and Chief Executive Officer (principal executive officer)	3/12/2015
/s/ JON HOWIE
Jon Howie	Vice President and Chief Financial Officer (principal financial and accounting officer)	3/12/2015
/s/ MIKE YOUNG
Mike Young	Co-Chairman of the Board, Director	3/12/2015
/s/ JOHN ZAPP
John Zapp	Co-Chairman of the Board, Director	3/12/2015
/s/ STARLETTE JOHNSON
Starlette Johnson	Director	3/12/2015
/s/ SAED MOHSENI
Saed Mohseni	Director	3/12/2015
/s/ DOUGLAS SCHMICK
Douglas Schmick	Director	3/12/2015
/s/ IRA ZECHER
Ira Zecher	Director	3/12/2015

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
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

10.2*
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

10.4*+	Form of Restricted Stock Unit Agreement (Amended 2015)(2012 Ominbus Equity Incentive Plan)
10.5*+	Form of Option Agreement (Amended 2015)(2012 Ominbus Equity Incentive Plan)
10.6*	Form of Restricted Stock Unit Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on form 10-K, filed on March 11, 2014)
10.7*	Chuy’s Holdings, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.8*
Form of Stock Option Award Agreement (2006 Stock Option Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.9*
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.10
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

10.24	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.25*
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

10.28*
Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.29*
Chuy’s Holdings, Inc. Amended and Restated 2006 Stock Option Plan (incorporated by reference to Exhibit 10.37 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-176097), filed on May 17, 2012)

10.30
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
We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chuy’s Holdings, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey LLP
Dallas, Texas
March 12, 2015

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 28, 2014	December 29, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,815	$5,323
Accounts receivable	922	636
Lease incentives receivable	4,164	1,933
Inventories	926	705
Prepaid expenses and other current assets	3,087	2,501
Total current assets	12,914	11,098
Property and equipment, net	118,807	92,845
Other assets and intangible assets, net	1,522	1,250
Trade name	21,900	21,900
Goodwill	24,069	24,069
Total assets	$179,212	$151,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,921	$4,620
Accrued liabilities	10,397	9,903
Deferred lease incentives	1,419	1,335
Current deferred tax liability	231	89
Total current liabilities	17,968	15,947
Deferred tax liability	6,976	4,058
Accrued deferred rent	5,252	3,502
Deferred lease incentives, less current portion	22,078	17,167
Long-term debt	8,750	6,000
Total liabilities	61,024	46,674
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,440,906 shares issued and outstanding at December 28, 2014 and 16,385,683 shares issued and outstanding at December 29, 2013	164	164
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 28, 2014 and December 29, 2013	—	—
Paid-in capital	88,467	86,258
Retained earnings	29,557	18,066
Total stockholders’ equity	118,188	104,488
Total liabilities and stockholders’ equity	$179,212	$151,162

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenue	$245,101	$204,361	$172,640
Costs and expenses:
Cost of sales	69,159	55,894	46,475
Labor	82,665	66,565	55,223
Operating	33,897	29,279	24,498
Occupancy	15,167	12,262	10,332
General and administrative	11,693	10,015	9,358
Advisory agreement termination fee	—	—	2,000
Secondary offering costs	—	925	228
Marketing	1,719	1,306	1,319
Restaurant pre-opening	4,539	3,883	3,383
Depreciation and amortization	10,310	8,858	6,528
Total costs and expenses	229,149	188,987	159,344
Income from operations	15,952	15,374	13,296
Loss on extinguishment of debt	—	—	1,673
Interest expense, net	124	109	3,923
Income before income taxes	15,828	15,265	7,700
Income tax expense	4,337	4,196	2,243
Net income	11,491	11,069	5,457
Undistributed earnings allocated to participating interests	—	—	2,171
Net income available to common stockholders	$11,491	$11,069	$3,286
Net income per common share:
Basic	$0.70	$0.68	$0.48
Diluted	$0.69	$0.66	$0.37
Weighted-average shares outstanding:
Basic	16,427,732	16,276,999	6,809,576
Diluted	16,709,471	16,677,387	12,893,290

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 28, 2014, December 29, 2013 and December 30, 2012
(In thousands, except share and per share data)

	Common Stock		Convertible Preferred Stock		Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance, December 25, 2011	208,505	2	10,657,252	107	23,978	1,540	25,627
Stock-based compensation	—	—	—	—	329	—	329
Purchase of stock	(15,627)	—	(1,640,035)	(17)	(22,457)	—	(22,474)
Sale of common stock from initial public offering, net of fees and expenses	6,708,332	67	—	—	78,025	—	78,092
Expiration of put option reclassed from temporary equity	—	—	—	—	432	—	432
Conversion of convertible preferred stock to common stock	9,017,217	90	(9,017,217)	(90)	—	—	—
Net income	—	—	—	—	—	5,457	5,457
Balance, December 30, 2012	15,918,427	159	—	—	80,307	6,997	87,463
Stock-based compensation	—	—	—	—	531	—	531
Proceeds from exercise of stock options	467,256	5	—	—	1,430	—	1,435
Excess tax benefit from stock-based compensation	—	—	—	—	3,990	—	3,990
Net Income	—	—	—	—	—	11,069	11,069
Balance, December 29, 2013	16,385,683	$164	—	$—	$86,258	$18,066	$104,488
Stock-based compensation	—	—	—	—	1,278	—	1,278
Proceeds from exercise of stock options	55,223	—	—	—	322	—	322
Excess tax benefit from stock-based compensation	—	—	—	—	609	—	609
Net Income	—	—	—	—	—	11,491	11,491
Balance, December 28, 2014	16,440,906	$164	—	$—	$88,467	$29,557	$118,188

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income	$11,491	$11,069	$5,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,310	8,858	6,528
Amortization of loan origination costs	45	45	248
Write-off of loan origination costs associated with paydown of long-term debt	—	—	1,673
Stock-based compensation	1,054	531	329
Excess tax benefit from stock-based compensation	(609)	(3,990)	—
Loss on disposal of property and equipment	30	61	56
Amortization of deferred lease incentives	(1,303)	(1,242)	(848)
Deferred income taxes	3,060	(314)	1,760
Changes in operating assets and liabilities:
Accounts receivable	(286)	(72)	(117)
Inventories	(221)	(84)	(4)
Prepaid expenses and other current assets	(586)	(96)	(696)
Accounts payable	(770)	(610)	1,381
Accrued liabilities and deferred rent	2,853	4,612	3,904
Deferred lease incentives	4,067	5,473	5,032
Net cash provided by operating activities	29,135	24,241	24,703
Cash flows from investing activities:
Purchase of property and equipment	(33,936)	(30,905)	(27,246)
Purchase of other assets	(388)	(293)	(179)
Net cash used in investing activities	(34,324)	(31,198)	(27,425)
Cash flows from financing activities:
Payments on long-term debt	—	—	(82,000)
Borrowings on long-term debt	—	—	29,500
Purchase of stock	—	—	(22,474)
Proceeds from sale of common stock, net of underwriting fees	—	—	81,104
Deferred offering costs	—	—	(2,137)
Borrowings under revolving line of credit	4,250	3,000	7,250
Payments under revolving line of credit	(1,500)	(2,000)	(4,950)
Loan origination costs	—	—	(543)
Excess tax benefit from stock-based compensation	609	3,990	—
Proceeds from the exercise of stock options	322	1,435	—
Net cash provided by financing activities	3,681	6,425	5,750

Net increase (decrease) in cash and cash equivalents	(1,508)	(532)	3,028
Cash and cash equivalents, beginning of period	5,323	5,855	2,827
Cash and cash equivalents, end of period	$3,815	$5,323	$5,855

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$2,071	$1,767	$—

Supplemental cash flow disclosures:
Cash paid for interest	$175	$130	$4,227
Cash paid for income taxes	$632	$685	$382
Deferred offering costs paid in 2011 reclassed to equity	$—	$—	$875

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Chuy’s Holdings, Inc., a Delaware corporation (the “Company”), through its wholly owned subsidiary, Chuy’s Opco, Inc., owns and operates restaurants in Texas and 13 states in the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company had 59, 48, and 39 restaurants, as of December 28, 2014, December 29, 2013, and December 30, 2012, respectively.
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
Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassification have no effect on previously reported net income.
Fiscal Year
The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal year ended December 30, 2012 consisted of 53 weeks. The fiscal years ended December 28, 2014 and December 29, 2013 each had 52 weeks.
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
Lease Incentives Receivable
Lease incentives receivable consist of receivables from landlords provided for under the lease agreements to reimburse the Company for leasehold improvements.
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
Leasehold improvements financed by the landlord through lease incentive allowances are capitalized with the lease incentive allowances recorded as deferred lease incentives. Such leasehold improvements are amortized on a straight-line basis over the lesser of the life of the asset or the defined lease term, which includes option periods which are reasonably assured of renewal. Deferred lease incentives are amortized on a straight-line basis over the same defined lease term, and are recorded as a reduction of occupancy expense.
Other Assets and Intangible Assets
Other assets and intangible assets include liquor licenses, lease acquisition costs and loan origination costs and are stated at cost, less accumulated amortization.
Goodwill
Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs tests to assess potential impairments on the first day of the fourth quarter or during the year if an event or other circumstance indicates that goodwill may be impaired. The impairment evaluation for goodwill is conducted using a two-step process. In the first step, the fair value of the reporting unit is compared to the carrying amount, including goodwill. If the estimated fair value is less than the carrying amount, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the goodwill is determined by allocating fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. Based on the Company’s analysis, no impairment charges were recognized on goodwill for the three years ended December 28, 2014.
Indefinite Life Intangibles
Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized because there is no foreseeable limit to the cash flows generated by the intangible asset, and have no legal, contractual, regulatory, economic or competitive limiting factors.
The annual impairment evaluation for indefinite life intangible assets includes a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. Based on the Company’s analysis, no impairment charges were recognized on indefinite life intangible assets for the three years ended December 28, 2014.
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
The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are based upon a significant degree of management judgment. The Company assesses the performance of restaurants and monitors the need for future impairment. Changes in economic environment, real estate markets, capital spending and overall operating performance could impact these estimates and result in future impairment charges. Based on the Company’s analysis, no impairment charges were recognized on long-lived assets for the three years ended December 28, 2014.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 28, 2014 and December 29, 2013 approximate their fair value due to the short-term maturities of these financial instruments. The Company’s long-term debt has a variable interest rate and therefore re-prices frequently and entails no significant change in credit risk and as a result the fair value approximates the carrying value.
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
Marketing
The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed on the expected timing of those events. Marketing expense was $1.7 million, $1.3 million, and $1.3 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.
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
2. NET INCOME PER SHARE
The number of shares and net income per share data for all periods presented are based on the historical weighted-average shares of common stock outstanding. Net income per share for the year ended December 30, 2012 is computed using the two-class method. The two-class method determines net income per share for common stock and participating securities according to dividends and dividend equivalents and their respective participation rights in undistributed earnings. The Company’s convertible preferred stockholders were entitled to receive dividends in the event dividends on the Company’s common stock were declared. As a result, the shares of the Company’s convertible preferred stock were deemed to be participating securities.
In connection with the IPO, all preferred stock mandatorily converted to common stock on a 1:1 basis.
Basic net income per share of common stock was computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. For the year ended 2012, basic net income per share of common stock was computed by dividing net income, less an annualized 20.0% preferred return on Series X preferred stock and the undistributed earnings allocated to participating interests, by the weighted-average number of shares of common stock outstanding for the period. The original investment in series X preferred stock and the 20.0% preferred return was required to be paid to series X preferred stockholders prior to any payment of dividends to the common stockholders.
Diluted net income per share of common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (such deferred shares granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan, the "restricted stock units") and the if converted method for dilutive convertible preferred stock. For the year ended 2012, the numerator is net income less the preferred return and undistributed earnings on the series X preferred stock as this series of preferred stock was anti-dilutive using the if converted method. For the year ended 2012, undistributed earnings allocated to participating interests related to the series A preferred stock and series B preferred stock were not deducted from net income for purposes of calculating diluted earnings per share because the diluted earnings per share gave effect to the conversion of this preferred stock into common stock as of the beginning of the year.
For the year ended December 28, 2014, there were approximately 13,000 shares of common stock equivalents that have been excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

The computation of basic and diluted net income per share is as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
BASIC
NUMERATOR:
Net income	$11,491	$11,069	$5,457
Less: liquidation preference and preferred return on series X preferred stock	—	—	577
Less: undistributed earnings allocated to participating interest	—	—	1,594
Net income available to common stockholders	$11,491	$11,069	$3,286
DENOMINATOR:
Weighted-average common shares outstanding	16,427,732	16,276,999	6,809,576
Basic net income per common share	$0.70	$0.68	$0.48
DILUTED
NUMERATOR:
Net income	$11,491	$11,069	$5,457
Less: liquidation preference and preferred return on series X preferred stock	—	—	577
Less: undistributed earnings allocated to participating interest	—	—	91
Net income available to common and participating stockholders	$11,491	$11,069	$4,789
DENOMINATOR:
Weighted-average common shares outstanding	16,427,732	16,276,999	6,809,576
Dilutive effect of preferred stock conversion	—	—	5,356,896
Dilutive effect of stock options	281,739	400,388	726,818
Weighted-average of diluted shares	16,709,471	16,677,387	12,893,290
Diluted net income per common share	$0.69	$0.66	$0.37

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The major classes of prepaid expenses and other current assets at December 28, 2014 and December 29, 2013 are summarized as follows:

	December 28, 2014	December 29, 2013
Deposits on equipment	$656	$675
Prepaids	2,304	1,682
Other current assets	127	144
Total prepaids expenses and other current assets	$3,087	$2,501

4. PROPERTY AND EQUIPMENT
The major classes of property and equipment as of December 28, 2014 and December 29, 2013 are summarized as follows:

	December 28, 2014	December 29, 2013
Leasehold improvements	$94,979	$69,058
Furniture, fixtures and equipment	49,232	37,645
Construction in progress	9,242	10,795
	153,453	117,498
Less accumulated depreciation	(34,646)	(24,653)
Total property and equipment, net	$118,807	$92,845
Depreciation expense was $10.2 million, $8.8 million and $6.5 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.
5. OTHER ASSETS AND OTHER INTANGIBLE ASSETS
The major classes of other assets and other intangibles assets along with related accumulated amortization at December 28, 2014 and December 29, 2013 are summarized as follows:

	Average Life at December 28, 2014	2014			2013
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived assets:
Loan origination costs	2.9	$224	$(93)	$131	$225	$(49)	$176
Lease acquisition costs	12.0	1,581	(265)	1,316	1,193	(194)	999
Total finite-lived assets		1,805	(358)	1,447	1,418	(243)	1,175
Indefinite-lived assets:
Liquor license		75	—	75	75	—	75
Total indefinite-lived assets		75	—	75	75	—	75
Total other assets and other intangible assets		$1,880	$(358)	$1,522	$1,493	$(243)	$1,250
Amortization expense was $0.1 million, $0.1 million and $2.0 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Amortization expense for the year ended December 30, 2012 excluded the write off of unamortized loan origination costs which are included in the "Loss on extinguishment of debt" line item in the consolidated statements of income.
The following table represents the total estimated amortization of intangible assets for the five succeeding fiscal years:

For the Fiscal Years Ended:
2015	$123
2016	123
2017	119
2018	76
2019	73
Thereafter	933
$1,447
6. LONG-TERM DEBT
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On the same date, the Company repaid all debt outstanding under the Old Credit Facility using borrowings from the new Revolving Credit Facility. In connection with the repayment of debt outstanding under the Company's Old Credit Facility, the Old Credit Facility was terminated. As a result of the repayment of outstanding debt and the termination of the Old Credit

Facility, the Company recorded a $1.7 million loss on extinguishment of debt to write off the unamortized loan origination fees. As of December 28, 2014 the Company had $8.8 million of outstanding indebtedness under the Company's new Revolving Credit Facility. The Company's Revolving Credit Facility will mature on November 30, 2017.
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
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon the Company's election, of (i) the base rate (which is the highest of prime rate, federal funds rate plus 0.5% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company's consolidated total lease adjusted leverage ratio (as defined in the Revolving Credit Facility agreement). The Company's Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on the Company's consolidated total lease adjusted leverage ratio. As of December 28, 2014 the Company's interest rate was 1.92%. The revolving line of credit also requires compliance with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio is at least .50 less than the ratio required to be maintained at such time.
As a result of entering into the Revolving Credit Facility, the Company paid loan origination costs of approximately $225,000 related to the Revolving Credit Facility, and will amortize these loan origination costs over the term of the credit agreement.
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets.
7. ACCRUED LIABILITIES
The major classes of accrued liabilities at December 28, 2014 and December 29, 2013 are summarized as follows:

	December 28, 2014	December 29, 2013
Accrued compensation and related benefits	$3,883	$4,122
Other accruals	2,582	2,184
Sales and use tax	1,779	1,493
Property tax	827	1,009
Deferred gift card revenue	1,326	1,095
Total accrued liabilities	$10,397	$9,903
8. LEASES
The Company leases land and buildings for its corporate office and all of its restaurants under various long-term operating lease agreements. The initial lease terms range from 10 years to 20 years and currently expire between 2016 and 2034. The leases include renewal options for 3 to 20 additional years. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance (“CAM”) charges, and various other expenses related to properties.
Rent expense is paid to various landlords including several companies owned and controlled by the Company’s founders.

 At December 28, 2014, the future minimum rental commitments under non-cancellable operating leases, for opened restaurants and those under development, including option periods that are reasonably assured of renewal are as follows:

	Related Party	Unrelated Parties	Total
Fiscal year ending:
2015	$1,899	$12,447	$14,346
2016	1,921	13,665	15,586
2017	1,309	13,665	14,974
2018	1,322	13,574	14,896
2019	318	13,506	13,824
Thereafter	650	156,449	157,099
Total minimum lease payments	$7,419	$223,306	$230,725
The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.
Rent expense, excluding real estate taxes, CAM charges, insurance, deferred lease incentives and other expenses related to operating leases for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 consists of the following:

	2014	2013	2012
Minimum rent—related parties	$1,969	$1,930	$1,879
Contingent rent—related parties	600	543	531
Total rent—related parties	2,569	2,473	2,410
Minimum rent—unrelated parties	9,888	7,945	5,968
Contingent rent—unrelated parties	291	237	272
Total rent—unrelated parties	10,179	8,182	6,240
Total minimum and contingent rent	$12,748	$10,655	$8,650
9. STOCKHOLDERS' EQUITY
Public Offerings
The following table summarizes our public offerings of common stock, all of which have been registered under the Securities Act of 1933:

	Date	Number of Shares	Net Proceeds	Use of Proceeds
IPO	July 27, 2012	6,708,332	$78,100	(a)
Secondary	January 30, 2013	5,175,000	—	(b)
Secondary	April 17, 2013	3,000,000	—	(b)

(a)	Proceeds were used to repay amounts outstanding under the Old Credit Facility.

(b)	The Company did not receive any proceeds from the two secondary offerings as all shares sold in the offerings were owned by certain of the Company's existing stockholders.
The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of shares in the two secondary offerings; however, the Company incurred costs and registration expenses related to the offerings of approximately $925,000 and $228,000 during the years ended December 29, 2013 and December 30, 2012, respectively.
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

10. EMPLOYEE BENEFIT PLAN
The Chuy’s Opco, Inc. 401(k) plan, (the “401(k) Plan”), is a defined contribution plan covering all eligible employees. The 401(k) Plan provides for employee salary deferral contributions up to the maximum amount allowable by the Internal Revenue Service (“IRS”), as well as Company discretionary matching contributions. Company contributions relating to the 401(k) Plan were $176,000, $151,000 and $119,000 for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.
11. STOCK-BASED COMPENSATION
The Company has outstanding awards under the 2006 Stock Option Plan (the “2006 Plan”). The outstanding options under the 2006 Plan vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. In connection with the IPO, the Company terminated the 2006 Plan, and no further awards will be granted under the 2006 Plan. The termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern those outstanding awards.
In connection with the IPO, the Company adopted the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units and other equity-based awards to directors, officers, and key employees of the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The outstanding options under the 2012 Plan vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. The outstanding restricted stock units vest 25% on each of the first four anniversaries of the date of grant. As of December 28, 2014, a total of 979,697 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated income statements was $1,054,000, $531,000 and $329,000 for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. For the year ended December 28, 2014 $224,000 of stock-based compensation expense was recognized as capitalized development and is included in leasehold improvements, property and equipment in the consolidated balance sheet.
Stock Options
A summary of stock-based compensation activity and changes related to stock options for the year ended December 28, 2014 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest as of December 29, 2013	729,874	$11.45
Granted	13,277	32.09
Exercised	(55,223)	5.82
Forfeited	(3,740)	18.36
Outstanding and expected to vest as of December 28, 2014	684,188	$12.27	4.85	$6,531
Exercisable as of December 28, 2014	477,396	$7.50	3.66	$6,014
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of December 28, 2014 and multiplying this result by the related number of options outstanding and exercisable at December 28, 2014. The estimated fair value of the common stock as of December 28, 2014 used in the above calculation was $19.49 per share, the closing price of the Company’s common stock on December 26, 2014, the last trading day of the year. The total intrinsic value of options exercised was $1.9 million and $11.2 million for the years ended December 28, 2014 and December 29, 2013, respectively. During the years ended December 28, 2014, December 29, 2013 and December 30, 2012 the total fair value of options vested was $0.6 million, $0.3 million, and $0.4 million, respectively.

The weighted-average grant date fair value of options granted was $11.12, $11.05 and $6.07 per share, during the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively, as estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	2014	2013	2012
Dividend yield	—%	—%	—%
Expected volatility	37%	43%	44%
Risk-free rate of return	1.58%	0.80%	0.68%
Expected life (in years)	5	5	5
The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted was based on a representative peer group with similar employee groups and expected behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.
There was approximately $1.4 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of December 28, 2014. These costs will be recognized ratably through the year 2019. In the event of a change of control, approximately $168,000 of the Company’s unrecognized compensation costs would be immediately recognized.
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
After the consummation of the IPO, the fair value of the Company’s common stock is based on the market price as quoted by the Nasdaq Stock Market.
Restricted Stock Units
A summary of stock-based compensation activity and changes related to restricted stock units for the year ended December 28, 2014 are as follows:

	Shares	Weighted Average Fair Value
Outstanding and expected to vest as of December 29, 2013	—	$—
Granted	87,428	40.36
Outstanding and expected to vest as of December 28, 2014	87,428	$40.36
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 28, 2014, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $2.8 million, which is expected to be recognized ratably through the year 2018.

12. INCOME TAXES
The provision for federal and state income taxes for the years ended December 28, 2014, December 29, 2013 and December 30, 2012 consisted of the following:

	2014	2013	2012
Current Income Tax Expense
Federal	$—	$—	$—
State	713	775	483
Total current income tax expense	713	775	483
Deferred income tax expense
Federal	3,506	3,216	1,552
State	118	205	208
Total deferred income tax expense	3,624	3,421	1,760
Total income tax expense	$4,337	$4,196	$2,243
Temporary difference between tax and financial reporting basis of assets and liabilities that give rise to the deferred income tax assets (liabilities) and their related tax effects as of December 28, 2014 and December 29, 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$643	$4,571
Accrued liabilities	536	363
General business credits	10,121	7,582
Stock-based compensation	856	536
Other	168	107
Total deferred tax assets	12,324	13,159
Deferred tax liability:
Intangibles	(8,157)	(7,123)
Prepaid expenses	(590)	(384)
Property and equipment	(10,784)	(9,773)
Other	—	(26)
Total deferred tax liabilities	(19,531)	(17,306)
Net deferred liabilities	$(7,207)	$(4,147)
The Company’s net operating loss carry forward of $1.9 million at December 28, 2014 will expire between 2028 and 2031. We have approximately $1.7 million and $11.0 million of tax benefits ($0.6 million and $4.0 million net of tax, respectively) related to excess stock compensation which were recorded to additional paid-in-capital during the fiscal years ended December 28, 2014 and December 29, 2013, respectively. Under the "tax law ordering" method, as described in ASC 740, these amounts were also used as a tax deductions and reduced the amount of net operating loss carry forward utilized during the fiscal years ended December 28, 2014 and December 29, 2013, respectively. As of December 28, 2014, the Company has general business tax credits of $10.1 million expiring in 2033.
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

The effective income tax expense differs from the federal statutory tax expense for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 as follows:

	2014	2013	2012
Expected income tax expense	$5,382	$5,191	$2,618
State tax expense, net of federal benefit	548	647	456
Non-deductible compensation	863	711	457
FICA tip credit	(2,539)	(2,092)	(1,342)
Other	83	(261)	54
Income tax expense	$4,337	$4,196	$2,243
Federal tax standards require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The standards also require that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. As of December 28, 2014 and December 29, 2013 the Company recognized no liability for uncertain tax positions.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision. However, the Company currently has no penalties or interest related to income taxes. The Company is currently open to audit under the statute of limitations by the IRS for the years ended December 26, 2010 through December 28, 2014.
There was a decrease in the effective income tax expense during the year ended December 29, 2013 which was primarily attributable to the favorable impact of a one time adjustment made for incremental employment tax credits for that year as well as the previous open tax years, which resulted in a $556,000 net favorable impact on net income during the year ended December 29, 2013. The decrease in the income tax expense was partially offset by the unfavorable impact of the non-tax deductible secondary offering costs incurred during the year ended December 29, 2013.
Since the Company has net operating loss carry forwards, the net favorable tax benefit mentioned above will primarily increase the general business credits deferred tax asset.
13. COMMITMENTS AND CONTINGENCIES
The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In connection with the Sponsor's investment in 2006, the Company entered into an advisory agreement with the Sponsor, pursuant to which the Sponsor provided the Company with certain financial advisory services. In exchange for these services, the Company paid the Sponsor an aggregate annual management fee equal to $350,000 and reimbursed them for out of pocket expenses incurred by it in connection with the provision of services pursuant to the agreement. On March 21, 2012, the Company paid a $2.0 million termination payment to the Sponsor to terminate its advisory agreement and no further payments are required under the advisory agreement. Payments to the Sponsor were $2.1 million for the fiscal year ended December 30, 2012.
14. RELATED PARTY TRANSACTIONS
The Company leases its corporate office and six restaurant locations from entities owned by its founders. See Note 7 Leases.
In addition, the Company entered into a management agreement in November 2006 with Three Star Management, Ltd. (an entity owned by its founders) to provide management services, such as administrative, accounting and human resources support, to Three Star Management’s restaurants. In connection with this agreement, the Company received management fees of $40,000 in each of the three fiscal years ended December 28, 2014.
15. SETTLEMENT WITH FORMER DIRECTOR
In June 2011, the Company entered into a settlement agreement with a former director. As part of the settlement, the Company granted a one-time put option for $14.48 per share for the 30,209 shares purchased. At anytime from June 15, 2012, to August 13, 2012, the former director had the option by written notice to require the Company to repurchase all or a portion of these shares at a price of $14.48 per share. Prior to the settlement being paid, the former director exercised his stock options and purchased 30,209 shares of common stock.

The Company reviewed this arrangement and determined that the stock be considered temporary equity and classified as common stock subject to put options. The Company recorded the common stock subject to put options at fair value on the date of issuance totaling $426,000 including $70,000 recorded as settlement expense, which was reclassified from stockholders equity to temporary equity. The fair value per share of the stock at the date of the settlement agreement was determined by the most recent quarterly contemporaneous valuation performed by the board of directors. The Company accreted changes in fair value to the redemption value over the period from the date of issuance to the earliest redemption date on a straight-line basis. On August 13, 2012 the put option expired and $432,000 was reclassed from temporary equity to stockholders' equity.
16. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2014 and fiscal 2013 (in thousands, except per share data):

	2014
	March 30	June 29	September 28	December 28
Revenue	$55,951	$63,284	$64,107	$61,759
Income from operations	3,782	4,933	4,252	2,985
Net income	2,632	3,446	3,106	2,307
Basic net income per share	$0.16	$0.21	$0.19	$0.14
Diluted net income per share	$0.16	$0.21	$0.19	$0.14
	2013
	March 31	June 30	September 29	December 29
Revenue	$46,698	$53,427	$53,476	$50,760
Income from operations (1)	3,225	4,805	4,048	3,296
Net income (2)	2,641	3,160	2,816	2,452
Basic net income per share	$0.16	$0.19	$0.17	$0.15
Diluted net income per share	$0.16	$0.19	$0.17	$0.15

(1)
Contains expenses related to the January 2013 and April 2013 secondary offerings, which decreased income from operations by $417,000 in the first quarter of 2013 and $508,000 in the second quarter of 2013, respectively.

(2)	Contains a $556,000 pre-tax favorable income tax benefit, in the first quarter, related to incremental employment tax credits for 2013 as well as the previous open tax years.

17. SUBSEQUENT EVENTS
Subsequent to December 28, 2014, the Company opened two new restaurants, for a total of 61 restaurants in 14 states.
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through the date of issuance.