Form 10-K/A
period 2014-12-28
CHUY'S HOLDINGS, INC.
filed 2015-04-17
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K/A
(Amendment No. 1)
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
The number of shares of the registrant’s common stock outstanding at April 10, 2015 was 16,467,306.

EXPLANATORY NOTE
Chuy's Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 28, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2015 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about our directors and executive officers as of December 28, 2014:

NAMES	AGE	POSITIONS
Steve Hislop	55	Director, President and Chief Executive Officer
Jon Howie	47	Vice President and Chief Financial Officer
Sharon Russell	59	Secretary and Chief Administrative Officer
Michael Hatcher	54	Vice President of Real Estate and Development
Michael Young	66	Co-Chairman of the Board, Director
John Zapp	62	Co-Chairman of the Board, Director
Starlette Johnson	51	Director (2), (3)
Saed Mohseni	52	Director (1), (3)
Doug Schmick	67	Director (1), (2)
Ira Zecher	62	Director (1), (3)

(1)	Member of compensation committee.

(2)	Member of nominating and corporate governance committee.

(3)	Member of audit committee.
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
Director Biographies
Michael Young, one of our founders, has served as a member of our board since November 2006 and became Co-Chairman of the Board in October 2013. Michael has also been a restaurant owner and operator since 1974.We have concluded that Michael should serve on our board based upon his experience as an investor and operator of restaurant businesses as well as his intimate knowledge of our operations and culture.
John Zapp, one of our founders, has served as a member of our board since November 2006 and became Co-Chairman of the Board in October 2013. John has also been a restaurant owner and operator since 1976. We have concluded that John should serve on our board based upon his experience as an investor and operator of restaurant businesses as well as his intimate knowledge of our operations and culture.
Starlette Johnson has served as a member of our board since September 2012. Starlette most recently has been an independent consultant for companies in the restaurant and hospitality industries. She previously served as President and Chief Operating Officer, as well as a Director, of Dave & Buster’s, Inc. from 2007 to 2010. Starlette joined Dave & Buster’s as Chief Strategic

Officer in 2006. Prior to joining Dave & Buster’s, Starlette worked at Brinker International, where she held positions of increasing responsibility, including serving as the Executive Vice President and Chief Strategic Officer. Starlette served as a member of the Board of Directors for Tuesday Morning, Inc. from 2008 to 2013, during which time she served on the Audit Committee and the Nominating/Governance Committee. She also serves on the Advisory Board for the Hospitality & Tourism Program at Virginia Tech and is also a member of the International Women’s Foundation. Starlette received a B.S. in Finance from Virginia Tech and an M.B.A. from Duke University. We have concluded that Starlette should serve on our board based upon her experience as an executive and board member and her knowledge of the restaurant industry.
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
Ira Zecher has served as a member of our board since June 2011. Ira has been the managing member of ILZ, LLC, an accounting consulting firm, since 2010. He was also an adjunct professor at Rutgers University in the Graduate program from Fall semester 2010 through Fall semester 2013. From 1974 through December 2010, Ira was employed by Ernst & Young LLP, a registered public accounting firm, retiring as a partner. Previously, he was a senior transaction advisory services partner and Far East private equity leader for Ernst & Young LLP, where he advised clients on mergers and acquisitions across a broad range of industries. Prior to joining the transaction advisory services group, Ira provided accounting, audit and business-advisory services to both public and private clients for Ernst & Young LLP since 1974. Ira currently serves as a member of the Board of Directors for Norcraft Companies, Inc. as Chairman of the Audit Committee and a member of the Compensation Committee. In addition, Ira currently serves as a member of the Board of Directors of The Habit Restaurants, Inc. as Chairman of the Audit Committee. He received his Bachelor’s degree from Queens College. He is also a certified public accountant, a member of the American Institute of Certified Public Accountants (AICPA) and the New York State Society of Certified Public Accountants. We have concluded that Ira should serve on our board based upon his extensive professional accounting and financial expertise, which allow him to provide key contributions to the Board on financial, accounting, corporate governance and strategic matters.
Board of Directors
Our board of directors currently consists of seven directors. All of our directors have been elected by our stockholders subsequent to the Company's IPO at our annual meetings of stockholders, except for Starlette Johnson and Doug Schmick, who were appointed by the board of directors to fill vacancies and to satisfy Nasdaq marketplace rules, and Mike Young who was previously elected as a director pursuant to our stockholders' agreement. The provisions of the stockholders' agreement regarding the right of certain of our stockholders to nominate and elect members of the board terminated upon the consummation of our IPO.
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
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions ("covered persons"). A current copy of the code is posted on our website, which is located at www.chuys.com. Any amendments to or waivers from a provision of our code of conduct and ethics that applies to our covered persons and that relates to the elements of Item 406(b) of Regulation S-K will be disclosed on our Internet website promptly following the date of such amendment or waiver.
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
Risk is inherent with every business and we face a number of risks as outlined in Item 1a. “Risk Factors” included in the Company's Annual Report on form 10-K, filed on March 12, 2015. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through our audit committee, is responsible for overseeing our management and operations, including overseeing its risk assessment and risk management functions. Our board of directors has delegated responsibility for reviewing our policies with respect to risk assessment and risk management to our audit committee through its charter. Our board of directors has determined that this oversight responsibility can be most efficiently performed by our audit committee as part of its overall responsibility for providing independent, objective oversight with respect to our accounting and financial reporting functions, internal and external audit functions and systems of internal controls over financial reporting and legal, ethical and regulatory compliance. Our audit committee will regularly report to our board of directors with respect to its oversight of these areas.
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
Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2014, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were in compliance with Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION
Introduction
This compensation discussion provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our chief executive officer and our two other highest paid executive officers during fiscal year 2014 (collectively, the “named executive officers”), as presented in the tables which follow this discussion. This discussion contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.
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
Overall, our compensation program is designed to reward both individual and company performance. A significant portion of each of our named executive officers’ annual compensation is comprised of discretionary and performance-based bonuses. We intend to continue to use long-term incentives to reward long-term company and individual performance and to promote retention through delayed vesting of awards.
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
The charter of the compensation committee authorizes the committee to engage independent consultants at any time at the expense of the company. The committee has retained Mercer as its independent compensation consultant ("Consultant") for 2014. The Consultant reports directly to the committee and performs no other work for the company. The committee assessed the independence of the Consultant and concluded that its work did not raise any conflict of interest with the company. This Consultant was engaged to:

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
Base Salary

NAME	2014 SALARY ($)(1)
Steve Hislop	$560,800
Jon Howie	280,000
Sharon Russell	194,688

(1)	Represents each officer’s annual base salary assuming service with us for the entire fiscal year.
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
Bonus Compensation

		PERFORMANCE-BASED BONUS
NAME	DISCRETIONARY AWARD ($)	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	$1,000	$—	$280,400	$560,800	$—
Jon Howie	1,000	—	140,000	280,000	—
Sharon Russell	1,000	—	58,406	116,812	—
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

The target and maximum performance-based bonuses have been set at levels our compensation committee believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2014, the target and maximum performance-based bonus were set at 50% and 100%, respectively, of annual base salary for our Chief Executive Officer and Chief Financial Officer and 30% and 60%, respectively, of annual base salary for our other named executive officer. No bonus is paid if actual Company Adjusted EBITDA is 95% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 95% of budget Company Adjusted EBITDA, the plan provides that we will pay a bonus based on where performance falls on a linear basis between 95% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the compensation committee retains discretion to adjust the amount paid under the plan based on individual and company circumstances. If our budget Company Adjusted EBITDA is achieved, each individual will earn 100% of their target bonus.
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
Target, maximum and actual performance-based bonuses for 2014 for each of the named executive officers are shown in the table above and in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
Discretionary Bonus
Historically, each of our named executive officers has received a $1,000 holiday bonus each December. The discretionary bonuses awarded to our named executive officers in 2014 are set forth in the "Bonus" column of the Summary Compensation Table.
Equity Compensation
We pay equity-based compensation to our named executive officers because it links our long-term results achieved for our stockholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in our long-term success.
Historically, we have granted equity awards to our named executive officers in conjunction with significant transactions and in conjunction with a named executive officer’s initial hire or promotion to an executive position. Additionally, we have granted equity awards to our named executive officers annually to further align the interests of our executives with those of our stockholders. We have provided this equity compensation to reward performance as well as to promote retention through delayed vesting. However, we believe that by weighting total compensation in favor of discretionary and performance-based bonuses, we have appropriately rewarded individual achievement while at the same time providing incentives to promote company performance. In addition to stock options and deferred shares (referred to herein as restricted stock units), the 2012 Omnibus Equity Incentive Plan (the "2012 Plan") provides for the issuance of share appreciation rights, restricted shares, performance shares and other share based awards. In the future, we may consider granting other forms of equity to our named executive officers. For additional information regarding our 2012 Plan, see Item 11. "Executive Compensation—2012 Omnibus Equity Incentive Plan.”
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

We will make grants of equity awards to the current named executive officers and other employees under the 2012 Plan. We will make these grants to the current named executive officers and other employees because we believe that we should provide our employees an opportunity to share in our success provided they continue to contribute to our success.
In the first quarter of 2014, the compensation committee determined it would grant restricted stock units in addition to stock options as part of the Company's equity compensation package. In the future, the compensation committee may grant stock options, restricted stock units or a combination of both.
Severance and Change-in-Control Benefits
We currently have employment agreements in place with all of our named executive officers that provide termination or severance benefits. We agreed to pay termination or severance benefits in the event of an executive’s termination by us without cause as a retention incentive. We believe this level of severance benefit provides our executives with the assurance of security if their employment is terminated for reasons beyond their control. For additional information on the severance benefits provided under the employment agreements with our executive officers see “—Employment Agreements.”
Upon a change in control as defined in the 2006 Plan, our named executive officers’ equity awards granted under the 2006 Plan would vest. Under the 2012 Plan, a named executive officer's awards granted under that plan will immediately vest in the event a change in control (as defined in the 2012 Plan) occurs and the officer's employment is terminated without cause within 24 months following the change in control.
The amount each named executive would be entitled to receive in the event of a termination is reported below under the heading “—Potential Payments upon Termination or Change in Control.”
Perquisites
In 2014, the aggregate incremental cost to us of the perquisites received by each of the named executive officers did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.
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
Employment Agreements
We entered into employment agreements with Messrs. Hislop and Howie and Mrs. Russell. The employment agreements do not provide for a fixed term.
The employment agreements provide that Messrs. Hislop and Howie and Mrs. Russell, will receive an annual base salary of at least $366,608, $250,000 and $167,094, respectively. Mr. Hislop and Mr. Howie are each eligible to receive a target annual bonus of 50% of their annual base salary, based upon the achievement of goals and objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 100% of their annual base salary, respectively. Mrs. Russell is eligible to receive a target annual bonus of 30% of her annual base salary, based upon the achievement of goals and objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 60% of her annual base salary respectively. The employment agreements provide that each executive will be eligible to participate in employee plans, including 401(k), medical and dental plans, made available to our other senior executives generally.
Each employment agreement provides for severance benefits if the executive’s employment is terminated without cause (as defined in the employment agreement), subject to the executive’s compliance with certain confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims. In the event Mr. Hislop’s employment is terminated without cause, he is entitled to continue to receive his base salary for two years following the termination of his employment. In the event Mr. Howie or Mrs. Russell is terminated, each is entitled to continue to receive one year’s base salary following their termination. In the event of termination, all of our executive officers are entitled to continue to receive the amount that the Company was subsidizing for the executive and his or her dependents’ medical and dental insurance coverage during the same period the executive is entitled to continue to receive his or her base salary after his termination.
Tax and Accounting Considerations
U.S. federal income tax generally limits the tax deductibility of compensation we pay to our executive officers to $1.0 million in the year the compensation becomes taxable to the executive officers. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. Rather, we seek to maintain flexibility in how we compensate our executive officers so as to meet a broader set of corporate and strategic goals and the needs of stockholders, and as such, we may be limited in our ability to deduct amounts of compensation from time to time. Accounting rules require us to expense the cost of our stock option and restricted stock unit awards. Because of option and restricted stock unit expensing and the impact of dilution on our stockholders, we pay close attention to, among other factors, the type of equity awards we grant and the number and value of the shares underlying such awards.
Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	OPTION AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL COMPENSATION ($)
Steve Hislop President, Chief Executive Officer and Director	2014	$543,492	$1,000	$841,181	$—	$—	$—	$1,385,673
	2013	408,977	1,000	—	438,000	232,511	—	1,080,488
	2012	392,316	1,000	—	—	395,000	—	788,316
Jon Howie Vice President and Chief Financial Officer	2014	277,692	1,000	419,980	—	—	—	698,672
	2013	258,920	1,000	—	—	147,159	—	407,079
	2012	250,480	1,000	—	258,393	250,000	—	759,873
Sharon Russell Secretary and Chief Administrative Officer	2014	193,824	1,000	292,001	—	—	—	486,825
	2013	186,369	1,000	—	109,500	63,573	—	360,442
	2012	178,805	1,000	—	—	108,000	—	287,805

(1)
Represents the aggregate grant date fair value, calculated in accordance with FASB Accounting Standards Codification ("ASC") Topic 718, for awards of options and restricted stock units. See Note 11 to our consolidated financial statements for a discussion of the calculations of grant date fair value.

(2)	All other compensation is less than $10,000.
Grants of Plan-Based Awards

NAME	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(1)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	3/4/2014	$—	$280,400	$560,800	20,678	$841,181
Jon Howie	3/4/2014	—	140,000	280,000	10,324	419,980
Sharon Russell	3/4/2014	—	58,406	116,812	7,178	292,001

(1)
Represents the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, for awards of restricted stock units. See Note 11 to our consolidated financial statements for a discussion of the calculations of grant date fair value.

2012 Omnibus Equity Incentive Plan
Prior to the completion of our IPO, we adopted the 2012 Plan. The purposes of the 2012 Plan are to provide additional incentives to our management, employees, directors, independent contractors and consultants, to strengthen their commitment, motivate them to faithfully and diligently perform their responsibilities and to attract and retain competent and dedicated persons whose contributions are essential to the success of our business and whose efforts will impact our long-term growth and profitability. To accomplish such purposes, the 2012 Plan provides for the issuance of stock options, share appreciation rights, restricted shares, restricted stock units, performance shares and other share-based awards, which we refer to as plan awards.

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
The 2012 Plan will be administered by our compensation committee (the "Plan Administrator"). The Plan Administrator may construe and interpret the 2012 Plan and may adopt, alter and repeal rules and make all other determinations necessary or desirable to administer the 2012 Plan.
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

Restricted shares, restricted stock units and performance shares may be granted under the 2012 Plan. The Plan Administrator will determine the number of shares to be awarded, the purchase price, vesting schedule and performance objectives, if any, applicable to the grant of restricted shares, restricted stock units and performance shares. Participants with restricted shares and performance shares generally have all of the rights of a stockholder and restricted stock units generally do not have the rights of a stockholder. However, during the restricted period, restricted stock units may be paid dividends on the number of shares covered by the restricted stock units if the applicable award agreement so provides. If the performance goals and other restrictions are not satisfied, the restricted shares, restricted stock units and/or performance shares will be forfeited in accordance with the terms of the grant. Subject to the provisions of the 2012 Plan and applicable award agreement, the Plan Administrator has sole discretion to provide for the lapse of restrictions in installments or the acceleration or waiver of restrictions (in whole or part) under certain circumstances, based upon such factors including, but not limited to, the attainment of certain performance goals, a participant’s termination of employment or service or a participant’s death or disability.
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
In the event of a merger, amalgamation, consolidation, recapitalization, reorganization, stock dividend, stock split or other change in corporate structure affecting the common stock, an equitable substitution or proportionate adjustment shall be made, as may be determined by the Plan Administrator, in (a) the aggregate number of shares of common stock reserved for issuance under the 2012 Plan and the maximum number of shares of common stock that may be subject to awards granted to any participant in any calendar year, (b) the kind, number and exercise price subject to outstanding stock options and SARs granted under the 2012 Plan, and (c) the kind, number and purchase price of shares of common stock subject to outstanding awards of restricted shares, restricted stock units, performance shares or other share-based awards granted under the 2012 Plan. In addition, the Plan Administrator, in its discretion, may terminate all outstanding awards for the payment of cash or in-kind consideration. However, no adjustment or payment may cause any award under the 2012 Plan that is or becomes subject to Section 409A of the Code to fail to comply with the requirements of that section.
Unless otherwise determined by the Plan Administrator and evidenced in an award agreement, in the event that a change in control occurs and a participant’s employment or service is terminated without cause on or after the effective date of the change in control but prior to 24 months following the change in control, then any unvested or unexercisable portion of any award carrying a right to exercise shall become fully vested and exercisable, and the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to an award granted under the 2012 Plan will lapse and such unvested awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved at the target level. Under the 2012 Plan, the term change in control generally means: (a) any person other than the company, any company affiliate or subsidiary, becomes the beneficial owner, directly or indirectly, of securities representing 50% or more of our then-outstanding voting power (excluding shares purchased directly from us or our affiliates); (b) a change in the majority of the membership of our board of directors other than directors approved by two-thirds of the directors (other than directors assuming office in conjunction with an election contest) who constituted the board of directors at the time our IPO was consummated, or whose election was previously so approved; (c) the consummation of a merger, amalgamation or consolidation of us or any of our subsidiaries with any other corporation, other than a merger or amalgamation immediately following which our board of directors immediately prior to the merger or amalgamation constitute at least a majority of the directors of the company surviving or continuing after the merger or amalgamation or, if the surviving company is a subsidiary, the ultimate parent thereof; or (d) our stockholders approve a plan of complete liquidation or dissolution of our company or there is consummated an agreement for the sale or disposition of all or substantially all of our assets, other than (1) a sale of such assets to an entity, at least 50% of the voting power of which is held by our stockholders following the transaction in substantially the same proportions as their ownership of the company immediately prior to the transaction or (2) a sale or disposition of such assets immediately following which our board of directors immediately prior to such sale constitute at least a majority of the board of directors of the entity to which the assets are sold or disposed, or, if that entity is a subsidiary, the ultimate parent thereof. The completion of our IPO and our secondary offering were not a change of control under the 2012 Plan.
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
In general, the grant of restricted stock units will not result in income for the participant or in a tax deduction for us. Upon the settlement of such an award, the participant will recognize ordinary income equal to the aggregate value of the payment received, and we generally will be entitled to a tax deduction in the same amount.
2006 Stock Option Plan
In connection with the adoption of the 2012 Plan upon the completion of our IPO as described in “—2012 Omnibus Equity Incentive Plan,” the board of directors terminated the 2006 Plan effective as of July 27, 2012, and no further awards will be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan will not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan. The options granted under the 2006 Plan expire 10 years after the date of grant. Subject to the grantee’s continued employment with us, all other options granted under the plan generally vest 20% on each of the first five anniversaries of the date of grant.
Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS						STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($/SH)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)
Steve Hislop	153,387	(1)	—		$2.76	7/9/2017
	50,026	(1)	—		10.48	7/9/2017
	8,000	(2)	32,000	(2)	28.51	2/28/2023
							20,678	(3)	841,181	(3)
Jon Howie	29,362	(4)	19,576	(4)	13.54	4/10/2022
							10,324	(3)	419,980	(3)
Sharon Russell	2,000	(2)	8,000	(2)	28.51	2/28/2023
							7,178	(3)	292,001	(3)

(1)	These options were granted on July 9, 2007 and vest 20% on each of the first five anniversaries of the grant date. These stock options became fully vested on July 9, 2012.

(2)	These options were granted on February 28, 2013 and vest 20% on each of the first five anniversaries of the grant date.

(3)	These restricted stock units were granted on March 4, 2014 and vest 25% on each of the first four anniversaries of the grant date.

(4)	These options were granted on April 10, 2012 and vest 20% on August 14, 2012 and 20% on each of the next four anniversaries of the first vesting date of August 14, 2012.
Potential Payments upon Termination or Change in Control
Termination of Employment
We currently have employment agreements in place with Messrs. Hislop and Howie and Mrs. Russell that would entitle them to severance payments upon termination of employment. Assuming the employment of our executive officers was terminated by us without cause on December 28, 2014, Messrs. Hislop and Howie and Mrs. Russell would be entitled to $1,121,600, $280,000, $194,688, respectively. For information on the severance benefits the executives are entitled to in the event of a termination of employment, under their employment agreements entered into on November 16, 2011, see Item 11. “Executive Compensation—Employment Agreements.”
Change-in-Control
Under the 2006 Plan, a named executive officer’s stock options granted under that plan will immediately vest, in the event that (i) we are merged, consolidated or reorganized into or with another corporation and immediately afterwards our current owners no longer own a majority of the outstanding stock of the merged, consolidated or reorganized corporation; (ii) we sell or otherwise transfer all or substantially all of our assets to another corporation; (iii) after a public offering any person becomes, directly or indirectly, the beneficial owner of more than 50% of our stock; and (iv) our stockholders approve a plan of complete liquidation or dissolution of the company (a "2006 Change in Control").
Under the 2012 Plan, a named executive officer’s awards granted under that plan will immediately vest in the event that a change in control (as defined in the 2012 Plan or a "2012 Change in Control") occurs and the officer’s employment is terminated without cause within 24 months following the change in control.
If a 2006 Change in Control occurred on December 28, 2014, Mr. Hislop and Mrs. Russell would not be entitled to any accelerated vesting of stock options. Mr. Howie would have received $116,477 as a result of the vesting of his unvested stock options that were granted under the 2006 Plan if a 2006 Change in Control occurred on December 28, 2014.
If a 2012 Change in Control occurred and the employment of Messrs. Hislop and Howie and Mrs. Russell was terminated on December 28, 2014 as a result of the change in control, Messrs. Hislop and Howie and Mrs. Russell would have received $403,014, $201,215 and $139,899, respectively, related to accelerated vesting of equity awards outstanding under the 2012 Plan.
As of December 28, 2014, the closing price of our common stock on the most recent trading day was $19.49 per share.
Director Compensation
The elements of compensation payable to our non-management directors in 2014 are briefly described in the following table:

Board Service:
Annual cash retainer	$35,000
Annual grant of stock options or restricted stock units	$35,000
Board Committee Service:
Audit Committee Chair annual cash retainer	$10,000
Compensation Committee Chair annual cash retainer	$5,000
Nominating & Corporate Governance Committee Chair annual cash retianer	$2,500
Our non-management directors receive compensation for their services as directors. Committee chairs receive additional compensation for serving as chairs. We reimburse directors for all expenses incurred in attending board meetings.
Grants of stock options or restricted stock units to members of our board of directors are made under the 2012 Plan. These equity awards vest 25% on each of the first four anniversaries of the grant date.
The compensation committee retained a Consultant during 2014 to, among other things, advise the committee on director compensation with respect to 2014.
Director Compensation Table
The following table provides information regarding the compensation of our non-employee directors for the year ended December 28, 2014:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)(1)	TOTAL
Mike Young	$35,000	$34,985	$69,985
John Zapp	35,000	34,985	69,985
Starlette Johnson	37,500	34,985	72,485
Saed Mohseni	35,000	34,985	69,985
Doug Schmick	40,000	34,985	74,985
Ira Zecher	45,000	34,985	79,985

(1)
These restricted stock units were granted on March 4, 2014 and vest 25% on each of the first four anniversaries of the grant date. The grant date fair value of each award was equal to the closing price of the Company's stock on the date of grant ($40.68) as calculated in accordance with FASB ASC Topic 718 (“Topic 718”). Pursuant to SEC rules, the amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 11 to our consolidated financial statements included in the Original Form 10-K for information regarding the assumptions made in determining these values.
Compensation Committee Interlocks and Insider Participation
None of our executive officers have served as a member of the board of directors or compensation committee of any related entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, as of December 28, 2014 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders
2012 Omnibus Equity Incentive Plan	270,198	(1)	$28.19	(2)	979,697
2006 Stock Option Plan	501,418		$6.47		—
Total	771,616		$12.27		979,697

(1)	Includes 87,428 shares underlying time-based restricted stock units.

(2)	Weighted average exercise price of outstanding options excludes restricted stock units.
Beneficial Ownership
The tables below set forth the beneficial ownership information of our common stock as of April 10, 2015 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person known to us to be the beneficial owner of more than 5% of our shares of common stock.
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
Beneficial ownership and percentage of beneficial ownership is based on 16,467,306 shares of our common stock outstanding at April 10, 2015. Shares of common stock subject to options or restricted stock units that a person has a right to acquire or receive within 60 days of April 10, 2015 are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

Directors and Named Executive Officers

NAME (1)	BENEFICIALLY OWNED	PERCENT OF CLASS
Michael Young (2)	209,165	1.3%
John Zapp	209,166	1.3%
Steve Hislop	224,582	1.3%
Jon Howie	31,101	*
Sharon Russell	15,763	*
Starlette Johnson	3,115	*
Saed Mohseni	3,115	*
Douglas Schmick	1,665	*
Ira Zecher	1,665	*
All Directors and Executive Officers as a group (9 persons)	699,337	4.2%

*	Indicates ownership of less than 1%.

(1)
Based on shares of common stock outstanding as of April 10, 2015, including 261,475 shares subject to options to purchase our common stock exercisable within the 60 days of April 10, 2015. Steve Hislop, Jon Howie, Sharon Russell, Starlette Johnson, Saed Mohseni, Douglas Schmick and Ira Zecher held options to purchase 219,413, 29,362, 4,000, 2,900, 2,900, 1,450 and 1,450 shares of common stock, respectively, which are exercisable within the 60 days of April 10, 2015.

(2)	Shares held by the Young Descendants' Trust, a trust in which Mike Young is the trustee.
Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the Securities and Exchange Commission by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 10, 2015.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
FMR LLC (1)	2,178,667	13.2%
Eagle Asset Management, Inc. (2)	1,534,651	9.3%
Stephens Investment Management Group, LLC (3)	1,312,825	8.0%
Massachusetts Financial Services Company (4)	1,196,006	7.3%

(1)
According to Amendment No. 3 to Schedule 13G (the “Amendment”) filed on February 13, 2015 by FMR LLC (“FMR”), Fidelity Growth Company Fund, Edward C. Johnson and Abigail P. Johnson, FMR beneficially owns and has sole dispositive power with respect to 2,178,667 shares of our common stock and has sole voting power with respect to 285,700 shares of our common stock. The Amendment also reported that Fidelity Growth Company Fund beneficially owns and has sole voting power with respect to 1,370,942 shares of our common stock and that Edward C. Johnson and Abigail P. Johnson beneficially own and have sole dispositive power with respect to 2,178,667 shares of our common stock. The address for these reporting persons is 245 Summer Street, Boston, Massachusetts 02210.

(2)
According to a Schedule 13G filed on January 7, 2015 by Eagle Asset Management, Inc., Eagle Asset Management, Inc. has sole voting and dispositive power with respect to 1,534,651 shares of common stock. The address of Eagle Asset Management, Inc. is 880 Carillon Parkway, St. Petersburg, Florida 33716.

(3)
According to a Schedule 13G filed on February 17, 2015 by Stephens Investment Management Group, LLC, Stephens Investments Holdings LLC, Stephens Inc. and Warren A. Stephens, Stephens Investment Management Group and Stephens Investment Holdings beneficially own and have sole dispositive power with respect to 1,270,921 shares of our common stock and shared voting power with respect to 661,965 shares of our common stock, Stephens Inc. beneficially owns and has shared voting and sole dispositive power with respect to 41,904 shares of our common stock and Warren A. Stephens beneficially owns and has sole dispositive power with respect to 1,312,825 shares of common stock and shared voting power with respect to 703,869 shares of our common stock. The address of these reporting persons is 111 Center Street, Little Rock, Arkansas 72201.

(4)
According to a Schedule 13G filed on February 3, 2015 by Massachusetts Financial Services Company, Massachusetts Financial Services Company has sole voting and dispositive power with respect to 1,196,006 Shares of Common Stock. The address of Massachusetts Financial Services Company is 111 Huntington Avenue, Boston, Massachusetts 02199.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions that occurred on or were in effect after December 30, 2013 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.
Default License Letter Agreements
We entered into letter agreements in November 2006 with respect to the properties that we lease from Young/Zapp GP, LLC ("Young/Zapp") and its subsidiaries, an entity owned 47.5% by each of our Founders and 5.0% by Sharon Russell, and its subsidiaries. Pursuant to these letter agreements, if we default under our lease agreements with Young/Zapp and terminate possession of the lease location, Young/Zapp may operate a Tex Mex or Mexican food restaurant in that location. However, they may not use our trademarks or trade names or confusingly similar trademarks or tradenames. The approximate dollar value of this agreement was not determinable.
Intellectual Property
Recipe License Agreement. We entered into the recipe license agreement with MY/ZP IP Group, Ltd ("MY/ZP IP") in November 2006 to allow the use of certain of our recipes by MY/ZP IP at Shady Grove, Inc. ("Shady Grove"), a restaurant owned by our Founders who are also directors of our company. Shady Grove is a restaurant that serves all-American and Southwestern cuisine, such as hamburgers, sandwiches, fries, queso, cheese sticks and chili, and for which we provide management and administrative services pursuant to a management agreement with Three Star Management, Ltd. The approximate dollar value of this agreement was not determinable.
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
Leases
We lease our corporate office space as well as our North Lamar, River Oaks, Highway 183, Round Rock, Shenandoah and Arbor Trails properties from subsidiaries of Young/Zapp, a company owned 47.5% by each of our Founders and 5.0% by Sharon Russell. In 2014, we paid Young/Zapp $135,120, $274,541, $453,917, $528,518, $515,702, $297,180, and $363,863, which includes rent and a percentage of gross sales in excess of our base rent, with respect to our headquarters, North Lamar, River Oaks, Hwy 183, Round Rock, Shenandoah and Arbor Trails locations, respectively.

Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.
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
McGladrey LLP served as the Company’s independent registered public accounting firm in 2014 and 2013. The following sets forth fees billed by McGladrey for the audit of our annual financial statements and other services rendered:

	YEARS ENDED
	DECEMBER 28, 2014	DECEMBER 29, 2013
Audit fees(1)	$207,175	$154,919
Audit related fees(2)	—	90,947
Tax fees(3)	86,070	69,325
Total	$293,245	$315,191

(1)
Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)	Audit related fees include all costs associated with services provided by McGladrey LLP in connection with the Company’s secondary offerings completed in January 2013 and April 2013.

(3)
Tax fees for fiscal 2014 consist of approximately $70,000 for tax compliance including the preparation, review and filing of tax returns and approximately $16,000 for tax advice and tax planning, compared with approximately $50,000 for tax compliance and approximately $19,000 for tax advice and tax planning for fiscal 2013.

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
The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our principal independent accountants. All audit and non-audit services for 2014 and 2013 were pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1 of the Original Form 10-K filed March 12, 2015.

(2)	Financial Statement Schedules – None.

(3)	Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 17, 2015	CHUY’S HOLDINGS, INC.

		By:	/s/ Jon W. Howie
Jon W. Howie
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
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

10.4*†	Form of Restricted Stock Unit Agreement (Amended 2015)(2012 Ominbus Equity Incentive Plan)
10.5*†	Form of Option Agreement (Amended 2015)(2012 Ominbus Equity Incentive Plan)
10.6*	Form of Restricted Stock Unit Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on form 10-K, filed on March 11, 2014)
10.7*	Chuy’s Holdings, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
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

21.1	Subsidiaries of Chuy’s Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
23.1	Consent of McGladrey LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 15696767), filed on March, 12, 2015)
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 15696767), filed on March, 12, 2015)

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith.
†    Filed as an exhibit to Chuy's Annual Report on Form 10-K filed March, 12, 2015, Commission File No. 15696767.