Form 10-Q
period 2015-03-29
CHUY'S HOLDINGS, INC.
filed 2015-05-08
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at May 1, 2015 was 16,467,306.

Part I—Financial Information
Item 1.    Financial Statements
Chuy’s Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 29, 2015	December 28, 2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,779	$3,815
Accounts receivable	732	922
Lease incentives receivable	2,079	4,164
Inventories	905	926
Prepaid expenses and other current assets	2,303	3,087
Total current assets	12,798	12,914
Property and equipment, net	122,199	118,807
Other assets and intangible assets, net	1,470	1,522
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$182,436	$179,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,437	$5,921
Accrued liabilities	10,457	10,397
Deferred lease incentives	1,419	1,419
Current deferred tax liability	231	231
Total current liabilities	16,544	17,968
Deferred tax liability	8,352	6,976
Accrued deferred rent	5,645	5,252
Deferred lease incentives, less current portion	21,687	22,078
Long-term debt	8,500	8,750
Total liabilities	60,728	61,024
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,467,306 shares issued and outstanding at March 29, 2015 and 16,440,906 shares issued and outstanding at December 28, 2014	165	164
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at March 29, 2015 and December 28, 2014	—	—
Paid-in capital	88,751	88,467
Retained earnings	32,792	29,557
Total stockholders’ equity	121,708	118,188
Total liabilities and stockholders’ equity	$182,436	$179,212

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Revenue	$66,829	$55,951
Costs and expenses:
Cost of sales	17,544	15,528
Labor	22,146	18,710
Operating	9,331	7,561
Occupancy	4,480	3,554
General and administrative	4,084	2,923
Marketing	535	422
Restaurant pre-opening	1,108	1,155
Depreciation and amortization	2,998	2,316
Total costs and expenses	62,226	52,169
Income from operations	4,603	3,782
Interest expense	47	22
Income before income taxes	4,556	3,760
Income tax expense	1,321	1,128
Net income	3,235	2,632
Net income per common share:
Basic	$0.20	$0.16
Diluted	$0.19	$0.16
Weighted-average shares outstanding:
Basic	16,449,682	16,397,629
Diluted	16,689,562	16,712,418

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income	$3,235	$2,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,998	2,316
Amortization of loan origination costs	11	11
Stock-based compensation	356	202
Excess tax benefit from stock-based compensation	(28)	(537)
Loss (gain) on disposal of property and equipment	68	(1)
Amortization of deferred lease incentives	(391)	(332)
Deferred income taxes	1,376	900
Changes in operating assets and liabilities:
Accounts receivable	190	12
Inventories	21	(39)
Prepaid expenses and other current assets	784	(241)
Accounts payable	(2,500)	(1,785)
Accrued liabilities and deferred rent	348	(1,094)
Deferred lease incentives	2,085	933
Net cash provided by operating activities	8,553	2,977
Cash flows from investing activities:
Purchase of property and equipment	(5,323)	(6,247)
Purchase of other assets	(47)	(86)
Net cash used in investing activities	(5,370)	(6,333)
Cash flows from financing activities:
Borrowings under revolving line of credit	1,000	2,000
Payments under revolving line of credit	(1,250)	—
Excess tax benefit from stock-based compensation	28	537
Proceeds from the exercise of stock options	53	302
Indirect repurchase of shares for minimum tax withholdings	(50)	—
Net cash provided by (used in) financing activities	(219)	2,839
Net decrease in cash and cash equivalents	2,964	(517)
Cash and cash equivalents, beginning of period	3,815	5,323
Cash and cash equivalents, end of period	$6,779	$4,806

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,016	$1,455

Supplemental cash flow disclosures:
Cash paid for interest	$51	$38
Cash paid for income taxes	$273	$59

See notes to the Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. BASIS OF PRESENTATION
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of March 29, 2015, the Company operated 62 restaurants in fourteen states.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2014. The accompanying consolidated balance sheet as of December 28, 2014, has been derived from our audited consolidated financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2015 fiscal year will consist of 52 weeks and our 2014 fiscal year consisted of 52 weeks.
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
Basic net income per share of the Company's common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to as "restricted stock units"). For the thirteen-week period ended March 29, 2015, there were approximately 57,883 shares of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
BASIC
NUMERATOR:
Net income	$3,235	$2,632
DENOMINATOR:
Weighted-average common shares outstanding	16,449,682	16,397,629
Basic net income per common share	$0.20	$0.16
DILUTED
NUMERATOR:
Net income	$3,235	$2,632
DENOMINATOR:
Weighted-average common shares outstanding	16,449,682	16,397,629
Dilutive effect of stock options and restricted stock units	239,880	314,789
Weighted-average of diluted shares	16,689,562	16,712,418
Diluted net income per common share	$0.19	$0.16

4. STOCK-BASED COMPENSATION
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. The outstanding options vest ratably over five years from the date of grant and have a maximum term of 10 years. The outstanding restricted stock units vest over four to five years from the date of grant. As of March 29, 2015, a total of 882,755 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated income statements was $356,000 and $202,000 for the thirteen weeks ended March 29, 2015 and March 30, 2014.
Stock Options
A summary of stock-based compensation activity related to stock options for the thirteen weeks ended March 29, 2015 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest at December 28, 2014	684,188	$12.27
Exercised	(7,436)	7.13
Forfeited	(1,018)	29.47
Outstanding and expected to vest at March 29, 2015	675,734	$12.30	4.62	$7,697
Exercisable at March 29, 2015	524,078	$8.69	3.76	$7,359
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of March 29, 2015 and multiplying this result by the related number of options outstanding and exercisable at March 29, 2015. The estimated fair value of the common stock as of March 29, 2015 used in the above calculation was $21.99 per share, the closing price of the Company’s common stock on March 27, 2015, the last trading day of the first quarter. The total intrinsic value of options exercised during the thirteen weeks ended March 29, 2015 was $105,000. The fair value of options vested during the thirteen weeks ended March 29, 2015 was $427,000.
There was approximately $1.3 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of March 29, 2015. These costs will be recognized ratably through the year 2019.

Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirteen weeks ended March 29, 2015 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)	Total Compensation Cost Related to Non-Vested Awards
Outstanding and expected to vest at December 28, 2014	87,428	$40.36
Granted	100,094	23.12
Vested	(21,098)	40.68
Outstanding and expected to vest at March 29, 2015	166,424	$29.95	3.41	$4,865
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 29, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $4.9 million, which is expected to be recognized ratably over the next four years.
5. LONG-TERM DEBT
Revolving Credit Facility
On November 30, 2012, the Company entered into a secured $25 million revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, which replaced the Company's previous credit facility. As of March 29, 2015, the interest rate on our Revolving Credit Facility was 1.93%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio is at least .50 less than the ratio required to be maintained at such time.
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of March 29, 2015, we had borrowings under our Revolving Credit Facility of $8.5 million, and the amount available for future borrowings was $16.5 million.
6. ACCRUED LIABILITIES
The major classes of accrued liabilities at March 29, 2015 and December 28, 2014 are summarized as follows:

	March 29, 2015	December 28, 2014
Accrued compensation and related benefits	$4,396	$3,883
Other accruals	2,502	2,582
Sales and use tax	2,029	1,779
Deferred gift card revenue	1,003	1,326
Property tax	527	827
Total accrued liabilities	$10,457	$10,397
7. COMMITMENTS AND CONTINGENCIES
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
8. SUBSEQUENT EVENTS
Subsequent to March 29, 2015, the Company opened one new restaurant for a total of 63 restaurants, in fourteen states.

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
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2014 (our "Annual Report") and those set forth under "-Cautionary Statements Concerning Forward-Looking Statements" in this report.
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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 and, as of March 29, 2015, we operated 62 Chuy’s restaurants across fourteen states.
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
Our Growth Strategies and Outlook
Our growth is based primarily on the following strategies:

•	Pursue new restaurant development;

•	"Backfill" smaller existing markets to build brand awareness;

•	Deliver consistent same store sales through providing high-quality food and service; and

•	Leverage our infrastructure.
As of March 29, 2015, we opened three restaurants year-to-date and opened one additional restaurant subsequent to March 29, 2015. Over the next five years, we expect to grow our restaurant base by a compounded annualized growth rate of approximately 20%. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 44 and 35 restaurants at March 29, 2015 and March 30, 2014, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Total restaurants (at end of period)	62	51
Total comparable restaurants (at end of period)	44	35
Average unit volumes (in thousands)	$1,178	$1,210
Change in comparable restaurant sales	1.9%	4.2%
Average check	$14.08	$13.62
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2014 fiscal year consisted of 52 weeks and our 2015 fiscal year will consist of 52 weeks.
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
Labor Costs. Labor costs include restaurant management salaries, front- and back-of-house hourly wages and restaurant-level manager bonus expense and payroll taxes.
Operating Costs. Operating costs consist primarily of restaurant-related operating expenses, such as supplies, utilities, repairs and maintenance, travel cost, insurance, employee benefits, credit card fees, recruiting, delivery service and security. These costs generally increase with sales volume but decline as a percentage of revenue.
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
Thirteen Weeks Ended March 29, 2015 Compared to Thirteen Weeks Ended March 30, 2014
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	March 29, 2015	% of Revenue	March 30, 2014	% of Revenue	Change	% Change
Revenue	$66,829	100.0%	$55,951	100.0%	$10,878	19.4%
Costs and expenses:
Cost of sales	17,544	26.3%	15,528	27.8%	2,016	13.0%
Labor	22,146	33.1%	18,710	33.4%	3,436	18.4%
Operating	9,331	14.0%	7,561	13.5%	1,770	23.4%
Occupancy	4,480	6.7%	3,554	6.4%	926	26.1%
General and administrative	4,084	6.1%	2,923	5.2%	1,161	39.7%
Marketing	535	0.8%	422	0.8%	113	26.8%
Restaurant pre-opening	1,108	1.7%	1,155	2.1%	(47)	(4.1)%
Depreciation and amortization	2,998	4.4%	2,316	4.1%	682	29.4%
Total costs and expenses	62,226	93.1%	52,169	93.3%	10,057	19.3%
Income from operations	4,603	6.9%	3,782	6.7%	821	21.7%
Interest expense	47	0.1%	22	—%	25	113.6%
Income before income taxes	4,556	6.8%	3,760	6.7%	796	21.2%
Income tax expense	1,321	2.0%	1,128	2.0%	193	17.1%
Net income	$3,235	4.8%	$2,632	4.7%	$603	22.9%
Revenue. Revenue increased $10.9 million, or 19.4%, to $66.8 million for the thirteen weeks ended March 29, 2015 from $56.0 million for the comparable period in 2014. This increase was primarily driven by $10.4 million in incremental revenue from an additional 142 operating weeks provided by 14 new restaurants opened during and subsequent to the thirteen weeks ended March 30, 2014 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 1.9% for the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014. The increase in comparable restaurant sales was driven primarily by a 3.3% increase in average check, offset by a 1.4% decrease in average weekly customers. The decrease in average weekly customers is attributable to higher than normal inclement weather days throughout the Southeast and Texas which had an approximate $1.1 million impact on comparable sales. Our revenue mix attributed to bar sales was 18.0% during the thirteen weeks ended March 29, 2015 compared to 18.4% during the comparable period in 2014.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 26.3% during the thirteen weeks ended March 29, 2015 from 27.8% during the comparable period in 2014. This decrease is the result of a combination of last year's inflationary spike in dairy and produce, which has now decreased to more normal levels, and the benefit from recent price increases taken in September 2014 and February 2015.
Labor Costs. Labor costs as a percentage of revenue decreased to 33.1% during the thirteen weeks ended March 29, 2015 from 33.4% during the comparable period in 2014, primarily as a result of efficiencies gained from internal initiatives, including labor scheduling best practices and manager staffing based on volume.
Operating Costs. Operating costs as a percentage of revenue increased to 14.0% during the thirteen weeks ended March 29, 2015 from 13.5% during the comparable period in 2014, primarily as a result of an increase in insurance costs related to certain provisions of the Affordable Care Act which went into effect in the first quarter of 2015 and increased workers' compensation premiums.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.7% during the thirteen weeks ended March 29, 2015 from 6.4% during the comparable period in 2014, primarily as a result of higher rental expense and property taxes at certain of our newly opened restaurants as we continue our expansion into larger markets in the East and Northeast.
General and Administrative Expenses. General and administrative expenses increased $1.2 million, or 39.7%, to $4.1 million for the thirteen weeks ended March 29, 2015 from $2.9 million during the comparable period in 2014. This increase was primarily driven by an increase in stock-based compensation of $0.2 million associated with new grants under our long term incentive program, an increase in salary expense of $0.3 million related to additional employees as we continue to strengthen our infrastructure for growth, an increase in performance-based bonuses of $0.3 million and smaller increases in other categories, including legal and professional fees, related to growth of $0.4 million.
Marketing Costs. As a percentage of revenue, marketing costs remained constant at 0.8% during the thirteen weeks ended March 29, 2015 compared to the same period in 2014.
Restaurant Pre-opening Costs. Restaurant pre-opening costs remained constant at approximately $1.1 million during the thirteen weeks ended March 29, 2015 compared to the same period in 2014. We opened three new restaurants during the thirteen weeks ended March 29, 2015 and during the comparable period in 2014.
Depreciation and Amortization. Depreciation and amortization costs increased $0.7 million to $3.0 million during the thirteen weeks ended March 29, 2015 from $2.3 million during the comparable period in 2014, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense as a percentage of revenue remained flat at approximately 0.1%. Our interest rate on outstanding borrowings as of March 29, 2015 was 1.93% compared to 1.91% as of March 30, 2014.
Income Tax Expense. For the thirteen weeks ended March 29, 2015 our effective tax rate decreased to 29.0% from 30.0% during the comparable period in 2014. The effective tax rates differ from the statutory rate of 35.0% primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips. The effective tax rate for 2015 is lower than the effective tax rate for 2014 as a result of a higher percentage of employment tax credits on employee tips to pretax income for 2014.
Net Income. As a result of the foregoing, net income increased 22.9% to $3.2 million during thirteen weeks ended March 29, 2015 from $2.6 million during the comparable period in 2014.
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
Cash Flows for Thirteen Weeks Ended March 29, 2015 and March 30, 2014
The following table summarizes the statement of cash flows for the thirteen weeks ended March 29, 2015 and March 30, 2014 (in thousands):

	Thirteen Weeks Ended
	March 29, 2015	March 30, 2014
Net cash provided by operating activities	$8,553	$2,977
Net cash used in investing activities	(5,370)	(6,333)
Net cash provided by (used in) financing activities	(219)	2,839
Net decrease in cash and cash equivalents	2,964	(517)
Cash and cash equivalents at beginning of year	3,815	5,323
Cash and cash equivalents at end of period	$6,779	$4,806
Operating Activities. Net cash provided by operating activities increased $5.6 million to $8.6 million for the thirteen weeks ended March 29, 2015, from $3.0 million during the comparable period in 2014. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the thirteen weeks ended March 29, 2015 from the comparable period in 2014 was primarily due to an increase in net income of $0.6 million; net increases in non-cash reconciling items of $1.8 million primarily related to increases in depreciation and amortization as a result of our continued expansion, increases in stock-based compensation associated with new grants under our long-term incentive program, an increase in deferred taxes and a decrease in excess tax benefit from stock-based compensation. This increase also included net increases from changes in operating assets and liabilities of $3.2 million primarily related to increases in accrued liabilities and deferred rent, prepaid expenses and other current assets and deferred lease incentives due to timing differences.
Investing Activities. Net cash used in investing activities decreased $0.9 million to $5.4 million for the thirteen weeks ended March 29, 2015, from $6.3 million for the thirteen weeks ended 2014. This decrease was the result of the timing of our construction schedule and the related construction payments associated with the construction of our three new restaurants that opened during the thirteen weeks ended March 29, 2015, as well as expenditures related to three additional unopened restaurants currently under construction as compared to three new restaurants opened and four additional restaurants under construction during the comparable period in 2014.
Financing Activities. Net cash from financing activities decreased $3.1 million to $(0.2) million for the thirteen weeks ended March 29, 2015 from $2.8 million during the comparable period in 2014. This decrease was primarily the result of $0.3 million in net payments on Revolving Credit facility (net of borrowings of $1.0 million) during the thirteen weeks ended March 29, 2015, compared to borrowings of $2.0 million during the comparable period in 2014. Our proceeds from the exercise of stock options decreased by $0.2 million to $0.1 million during the thirteen weeks ended March 29, 2015 from $0.3 million during the comparable period in 2014. During the thirteen weeks ended March 29, 2015 we also incurred $0.1 million related to the indirect repurchase of shares for minimum tax withholdings. In addition, during the thirteen weeks ended March 29, 2015 we recognized $0.5 million less in excess tax benefits from stock-based compensation compared to the same period in 2014 as a result of a decrease in option exercises during the current period.
As of March 29, 2015, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. We estimate that each ground-up restaurant will require a total cash investment of $1.6 million to $2.4 million (net of estimated tenant improvement allowances of between zero and $1.0 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. In addition to the cost of the conversion or ground-up buildout, we expect to spend approximately $375,000 to $425,000 per restaurant for restaurant pre-opening costs. We target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1 for our new restaurants.
For 2015, we currently estimate capital expenditure outlays will range between $27.5 million and $30.0 million, net of agreed upon tenant improvement allowances and excluding approximately $4.7 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $1.1 million on pre-opening costs during the thirteen weeks ended March 29, 2015. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.4 million in 2015 (net of estimated tenant improvement allowances) each for the opening of 10 to 11 new restaurants as well as $3.5 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2015.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $3.7 million at March 29, 2015, compared to a net working capital deficit of $5.1 million at December 28, 2014.
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, which replaced the company's previous credit facility. As of March 29, 2015, we had borrowings under our Revolving Credit Facility of $8.5 million, and the amount available for future borrowings was $16.5 million. The Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company's consolidated total lease adjusted leverage ratio and (c) provides for letters of credit in amounts totaling the lesser of $5 million or the available borrowings under our Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Company has elected a variable rate of interest based on LIBOR. As of March 29, 2015, this interest rate was 1.93%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. As of March 29, 2015, the Company was in compliance with all covenants under the Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants during the term of the agreement.
The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously reported in our Annual Report.
Off-Balance Sheet Arrangements
As of March 29, 2015, we had no off balance sheet arrangements or transactions.
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

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including on the effect on our existing restaurants of opening new restaurants in the same markets;

•	the loss of key members of our management team and the transition to new officers;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the impact of electing to take advantage of certain exemptions applicable to emerging growth companies;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax rules;

•	volatility in the price of our common stock;

•	the impact of future sales of our common stock in the public market, and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future; and

•	the conflicts of interest that may arise because some of our directors are founders of the company and/or principal stockholders.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in a change of approximately $21,000 to our interest expense on an annual basis.
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
Date: May 8, 2015

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

10.1
Form of Restricted Stock Unit Agreement (Amended 2015) (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed on March 12, 2015)

10.2	Form of Option Agreement (Amended 2015) (2012 Omnibus Equity Incentive Plan)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document