Form 10-Q
period 2015-06-28
CHUY'S HOLDINGS, INC.
filed 2015-08-06
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at July 31, 2015 was 16,474,341.

Part I—Financial Information
Item 1.    Financial Statements
Chuy’s Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 28, 2015	December 28, 2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,634	$3,815
Accounts receivable	684	922
Lease incentives receivable	2,079	4,164
Inventories	1,043	926
Prepaid expenses and other current assets	3,662	3,087
Total current assets	15,102	12,914
Property and equipment, net	125,003	118,807
Other assets and intangible assets, net	1,515	1,522
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$187,589	$179,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,258	$5,921
Accrued liabilities	13,602	10,397
Deferred lease incentives	1,689	1,419
Current deferred tax liability	231	231
Total current liabilities	21,780	17,968
Deferred tax liability	9,260	6,976
Accrued deferred rent	6,027	5,252
Deferred lease incentives, less current portion	22,914	22,078
Long-term debt	—	8,750
Total liabilities	59,981	61,024
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,474,069 shares issued and outstanding at June 28, 2015 and 16,440,906 shares issued and outstanding at December 28, 2014	165	164
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at June 28, 2015 and December 28, 2014	—	—
Paid-in capital	89,278	88,467
Retained earnings	38,165	29,557
Total stockholders’ equity	127,608	118,188
Total liabilities and stockholders’ equity	$187,589	$179,212

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue	$75,362	$63,284	$142,191	$119,235
Costs and expenses:
Cost of sales	19,802	17,980	37,346	33,508
Labor	24,127	20,806	46,273	39,516
Operating	10,168	8,595	19,499	16,156
Occupancy	4,867	3,804	9,347	7,358
General and administrative	4,299	2,939	8,383	5,862
Marketing	609	483	1,144	905
Restaurant pre-opening	699	1,305	1,807	2,460
Depreciation and amortization	3,194	2,439	6,192	4,755
Total costs and expenses	67,765	58,351	129,991	110,520
Income from operations	7,597	4,933	12,200	8,715
Interest expense	30	19	77	41
Income before income taxes	7,567	4,914	12,123	8,674
Income tax expense	2,194	1,468	3,515	2,596
Net income	$5,373	$3,446	8,608	6,078
Net income per common share:
Basic	$0.33	$0.21	$0.52	$0.37
Diluted	$0.32	$0.21	$0.52	$0.36
Weighted-average shares outstanding:
Basic	16,470,344	16,435,687	16,460,013	16,416,658
Diluted	16,730,963	16,719,316	16,708,789	16,715,791

See notes to the Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$8,608	$6,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,192	4,755
Amortization of loan origination costs	22	22
Stock-based compensation	805	399
Excess tax benefit from stock-based compensation	(67)	(537)
Loss on disposal of property and equipment	87	18
Amortization of deferred lease incentives	(804)	(581)
Deferred income taxes	2,284	2,114
Changes in operating assets and liabilities:
Accounts receivable	238	(210)
Inventories	(117)	(145)
Prepaid expenses and other current assets	(575)	(528)
Accounts payable	(1,409)	(244)
Accrued liabilities and deferred rent	3,897	695
Deferred lease incentives	3,995	2,600
Net cash provided by operating activities	23,156	14,436
Cash flows from investing activities:
Purchase of property and equipment	(10,563)	(17,443)
Purchase of other assets	(128)	(216)
Net cash used in investing activities	(10,691)	(17,659)
Cash flows from financing activities:
Borrowings under revolving line of credit	1,000	3,000
Payments under revolving line of credit	(9,750)	(1,500)
Excess tax benefit from stock-based compensation	67	537
Proceeds from the exercise of stock options	91	302
Indirect repurchase of shares for minimum tax withholdings	(54)	—
Net cash provided by (used in) financing activities	(8,646)	2,339
Net increase (decrease) in cash and cash equivalents	3,819	(884)
Cash and cash equivalents, beginning of period	3,815	5,323
Cash and cash equivalents, end of period	$7,634	$4,439

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,746	$1,592

Supplemental cash flow disclosures:
Cash paid for interest	$80	$79
Cash paid for income taxes	$1,966	$471

See notes to the Unaudited Condensed Consolidated Financial Statements

Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. BASIS OF PRESENTATION
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of June 28, 2015, the Company operated 63 restaurants in fourteen states.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2014. The accompanying condensed consolidated balance sheet as of December 28, 2014, has been derived from our audited consolidated financial statements.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB voted to defer the effective date of this ASU by one year to annual periods beginning after December 15, 2017 (our 2018 fiscal year). Early adoption is permitted for annual periods beginning after December 15, 2016 (our 2017 fiscal year). The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements from an asset on the balance sheet to a deduction from the related debt liability.  Amortization of the costs will continue to be reported as interest expense.  ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted.  The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.
Software Licenses
In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license.  ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted.  We are currently evaluating the impact, if any, this guidance will have on our consolidated financial statements.
3. NET INCOME PER SHARE
The number of shares and net income per share data for all periods presented are based on the historical weighted-average shares of common stock outstanding.
Basic net income per share of the Company's common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to as "restricted stock units"). For the thirteen weeks ended June 28, 2015 and June 29, 2014 there were approximately 47,000 and 4,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the twenty-six-week period ended June 28, 2015 and June 29, 2014, there were approximately 59,000 and 3,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
BASIC
NUMERATOR:
Net income	$5,373	$3,446	$8,608	$6,078
DENOMINATOR:
Weighted-average common shares outstanding	16,470,344	16,435,687	16,460,013	16,416,658
Basic net income per common share	$0.33	$0.21	$0.52	$0.37
DILUTED
NUMERATOR:
Net income	$5,373	$3,446	$8,608	$6,078
DENOMINATOR:
Weighted-average common shares outstanding	16,470,344	16,435,687	16,460,013	16,416,658
Dilutive effect of stock options and restricted stock units	260,619	283,629	248,776	299,133
Weighted-average of diluted shares	16,730,963	16,719,316	16,708,789	16,715,791
Diluted net income per common share	$0.32	$0.21	$0.52	$0.36

4. STOCK-BASED COMPENSATION
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of June 28, 2015, a total of 895,841 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated income statements was $449,000 and $197,000 for the thirteen weeks ended June 28, 2015 and June 29, 2014 and $805,000 and $399,000 for the twenty-six weeks ended June 28, 2015 and June 29, 2014.
Stock Options
A summary of stock-based compensation activity related to stock options for the twenty-six weeks ended June 28, 2015 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 28, 2014	684,188	$12.27
Exercised	(13,811)	6.53
Forfeited	(15,408)	30.87
Outstanding at June 28, 2015	654,969	$11.95	4.30	$9,957
Exercisable at June 28, 2015	517,272	$8.67	3.49	$9,397
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of June 28, 2015 and multiplying this result by the related number of options outstanding and exercisable at June 28, 2015. The estimated fair value of the common stock as of June 28, 2015 used in the above calculation was $26.58 per share, the closing price of the Company’s common stock on June 26, 2015, the last trading day of the second quarter. The total intrinsic value of options exercised during the twenty-six weeks ended June 28, 2015 was $233,000. The fair value of options vested during the twenty-six weeks ended June 28, 2015 was $460,000.
There was approximately $1.1 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of June 28, 2015. These costs will be recognized ratably through the year 2019.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the twenty-six weeks ended June 28, 2015 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)	Total Compensation Cost Related to Non-Vested Awards
Outstanding at December 28, 2014	87,428	$40.36
Granted	105,834	23.25
Vested	(21,672)	40.47
Forfeited	(4,250)	33.50
Outstanding at June 28, 2015	167,340	$29.70	3.20	$4,515
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 28, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $4.5 million, which is expected to be recognized ratably through the year 2020.
5. LONG-TERM DEBT
Revolving Credit Facility
On November 30, 2012, the Company entered into a secured $25 million revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, which replaced the Company's previous credit facility. As of June 28, 2015, the interest rate on our Revolving Credit Facility was 1.94%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio is at least .50 less than the ratio required to be maintained at such time.
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of June 28, 2015 we had no borrowings under our Revolving Credit Facility, and the amount available for future borrowings was $25.0 million.
6. ACCRUED LIABILITIES
The major classes of accrued liabilities at June 28, 2015 and December 28, 2014 are summarized as follows:

	June 28, 2015	December 28, 2014
Accrued compensation and related benefits	$6,612	$3,883
Other accruals	2,806	2,582
Sales and use tax	2,166	1,779
Deferred gift card revenue	997	1,326
Property tax	1,021	827
Total accrued liabilities	$13,602	$10,397
7. COMMITMENTS AND CONTINGENCIES
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

8. SUBSEQUENT EVENTS
Subsequent to June 28, 2015, the Company opened one new restaurant for a total of sixty-four restaurants, in fourteen states.

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 and, as of June 28, 2015, we operated 63 Chuy’s restaurants across fourteen states.
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
As of June 28, 2015, we opened four restaurants year-to-date and opened one additional restaurant subsequent to June 28, 2015. Over the next five years, we expect to grow our restaurant base by a compounded annualized growth rate of approximately 20%. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 46 and 38 restaurants at June 28, 2015 and June 29, 2014, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Total restaurants (at end of period)	63	54	63	54
Total comparable restaurants (at end of period)	46	38	46	38
Average unit volumes (in thousands)	$1,252	$1,286	$2,430	$2,499
Change in comparable restaurant sales	3.2%	2.4%	2.6%	3.2%
Average check	$14.36	$13.84	$14.22	$13.74
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
Thirteen Weeks Ended June 28, 2015 Compared to Thirteen Weeks Ended June 29, 2014
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	June 28, 2015	% of Revenue	June 29, 2014	% of Revenue	Change	% Change
Revenue	$75,362	100.0%	$63,284	100.0%	$12,078	19.1%
Costs and expenses:
Cost of sales	19,802	26.3%	17,980	28.4%	1,822	10.1%
Labor	24,127	32.0%	20,806	32.9%	3,321	16.0%
Operating	10,168	13.5%	8,595	13.6%	1,573	18.3%
Occupancy	4,867	6.5%	3,804	6.0%	1,063	27.9%
General and administrative	4,299	5.7%	2,939	4.6%	1,360	46.3%
Marketing	609	0.8%	483	0.8%	126	26.1%
Restaurant pre-opening	699	0.9%	1,305	2.1%	(606)	(46.4)%
Depreciation and amortization	3,194	4.2%	2,439	3.8%	755	31.0%
Total costs and expenses	67,765	89.9%	58,351	92.2%	9,414	16.1%
Income from operations	7,597	10.1%	4,933	7.8%	2,664	54.0%
Interest expense	30	—%	19	—%	11	57.9%
Income before income taxes	7,567	10.1%	4,914	7.8%	2,653	54.0%
Income tax expense	2,194	3.0%	1,468	2.4%	726	49.5%
Net income	$5,373	7.1%	$3,446	5.4%	$1,927	55.9%
Revenue. Revenue increased $12.1 million, or 19.1%, to $75.4 million for the thirteen weeks ended June 28, 2015 from $63.3 million for the comparable period in 2014. This increase was primarily driven by $11.0 million in incremental revenue from an additional 133 operating weeks provided by 12 new restaurants opened during and subsequent to the thirteen weeks ended June 29, 2014 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 3.2% for the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014. The increase in comparable restaurant sales was driven primarily by a 3.9% increase in average check, offset by a 0.7% decrease in average weekly customers. Our revenue mix attributed to bar sales was 19.0% during the thirteen weeks ended June 28, 2015 compared to 19.3% during the comparable period in 2014.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 26.3% during the thirteen weeks ended June 28, 2015 from 28.4% during the comparable period in 2014. This decrease is the result of a combination of last year's inflationary spike in dairy and produce (primarily lime costs) which has now decreased to more normal levels, decreases in chicken and groceries offset by increases in beef and the benefit from recent menu price increases taken in September 2014 and February 2015.
Labor Costs. Labor costs as a percentage of revenue decreased to 32.0% during the thirteen weeks ended June 28, 2015 from 32.9% during the comparable period in 2014, primarily as a result of efficiencies gained from internal initiatives, including labor scheduling best practices and manager staffing based on volume. The implementation of these initiatives started during the first quarter of 2015.
Operating Costs. Operating costs as a percentage of revenue decreased to 13.5% during the thirteen weeks ended June 28, 2015 from 13.6% during the comparable period in 2014, primarily as a result of a decrease in liquor taxes of 10 basis points and a decrease in travel related expenses of 20 basis points, partially offset by an increase in insurance costs of 20 basis points related to certain provisions of the Affordable Care Act which went into effect in the first quarter of 2015.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.5% during the thirteen weeks ended June 28, 2015 from 6.0% during the comparable period in 2014, primarily as a result of higher rental expense and property taxes at certain of our newly opened restaurants as we continue our expansion into larger markets in the East and Northeast.
General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 46.3%, to $4.3 million for the thirteen weeks ended June 28, 2015 from $2.9 million during the comparable period in 2014. This increase was primarily driven by an increase in stock-based compensation of $0.3 million associated with new grants under our long-term incentive program, an increase in salary expense of $0.2 million related to additional employees as we continue to strengthen our infrastructure for growth, an increase in performance-based bonuses of $0.6 million and smaller increases in other categories, including legal and professional fees, related to growth of $0.3 million.
Marketing Costs. As a percentage of revenue, marketing costs remained constant at 0.8% during the thirteen weeks ended June 28, 2015 compared to the same period in 2014.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased $0.6 million to $0.7 million during the thirteen weeks ended June 28, 2015 compared to $1.3 million during the same period in 2014. This decrease is primarily the result of differences in the timing of our development schedule. The current year development schedule is backloaded with more openings scheduled in the third and fourth quarters compared to 2014. We opened one new restaurant during the thirteen weeks ended June 28, 2015 compared to three restaurants opened during the same period in 2014.
Depreciation and Amortization. Depreciation and amortization costs increased $0.8 million to $3.2 million during the thirteen weeks ended June 28, 2015 from $2.4 million during the comparable period in 2014, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense as a percentage of revenue remained flat at less than 0.1%. Our interest rate on outstanding borrowings as of June 28, 2015 was 1.94% compared to 1.91% as of June 29, 2014.
Income Tax Expense. For the thirteen weeks ended June 28, 2015 our effective tax rate decreased to 29.0% from 29.9% during the comparable period in 2014. The effective tax rates differ from the statutory rate of 35.0% primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips. The effective tax rate for 2015 is lower than the effective tax rate for 2014 as a result of higher employment tax credits on employee tips as a percent of pretax income.
Net Income. As a result of the foregoing, net income increased 55.9% to $5.4 million during the thirteen weeks ended June 28, 2015 from $3.4 million during the comparable period in 2014.

Twenty-Six Weeks Ended June 28, 2015 Compared to Twenty-Six Weeks Ended Weeks Ended June 29, 2014

	Twenty-Six Weeks Ended
	June 28, 2015	% of Revenue	June 29, 2014	% of Revenue	Change	% Change
Revenue	$142,191	100.0%	$119,235	100.0%	$22,956	19.3%
Costs and expenses:
Cost of sales	37,346	26.3%	33,508	28.1%	3,838	11.5%
Labor	46,273	32.5%	39,516	33.1%	6,757	17.1%
Operating	19,499	13.7%	16,156	13.5%	3,343	20.7%
Occupancy	9,347	6.6%	7,358	6.2%	1,989	27.0%
General and administrative	8,383	5.9%	5,862	4.9%	2,521	43.0%
Marketing	1,144	0.8%	905	0.8%	239	26.4%
Restaurant pre-opening	1,807	1.3%	2,460	2.1%	(653)	(26.5)%
Depreciation and amortization	6,192	4.3%	4,755	4.0%	1,437	30.2%
Total costs and expenses	129,991	91.4%	110,520	92.7%	19,471	17.6%
Income from operations	12,200	8.6%	8,715	7.3%	3,485	40.0%
Interest expense	77	0.1%	41	—%	36	87.8%
Income before income taxes	12,123	8.5%	8,674	7.3%	3,449	39.8%
Income tax expense	3,515	2.4%	2,596	2.2%	919	35.4%
Net income	$8,608	6.1%	$6,078	5.1%	$2,530	41.6%
Revenue. Revenue increased $23.0 million, or 19.3%, to $142.2 million for the twenty-six weeks ended June 28, 2015 from $119.2 million for the comparable period in 2014. This increase was primarily driven by $21.5 million in incremental revenue from an additional 275 operating weeks provided by 15 new restaurants opened during and subsequent to the twenty-six weeks ended June 29, 2014 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 2.6% for the twenty-six weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014. The increase in comparable restaurant sales was driven primarily by a 3.6% increase in average check, offset by a 1.0% decrease in average weekly customers. The decrease in average weekly customers is primarily attributable to higher than normal inclement weather days throughout the Southeast and Texas during the first quarter of 2015 which had an approximate $1.1 million impact on comparable sales. Our revenue mix attributed to bar sales was 18.5% during the twenty-six weeks ended June 28, 2015 compared to 18.9% during the comparable period in 2014.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 26.3% during the twenty-six weeks ended June 28, 2015 from 28.1% during the comparable period in 2014. This decrease is the result of a combination of last year's inflationary spike in dairy and produce (primarily lime costs) which has now decreased to more normal levels, decreases in groceries and chicken offset by increases in beef and the benefit from recent menu price increases taken in September 2014 and February 2015.
Labor Costs. Labor costs as a percentage of revenue decreased to 32.5% during the twenty-six weeks ended June 28, 2015 from 33.1% during the comparable period in 2014, primarily as a result of efficiencies gained from internal initiatives, including labor scheduling best practices and manager staffing based on volume. The implementation of these initiatives started during the first quarter of 2015.
Operating Costs. Operating costs as a percentage of revenue increased to 13.7% during the twenty-six weeks ended June 28, 2015 from 13.5% during the comparable period in 2014, primarily as a result of an increase in insurance costs of 20 basis points related to certain provisions of the Affordable Care Act which went into effect in the first quarter of 2015 and increases in other insurance costs of 20 basis points, partially offset by a decrease in liquor taxes of 10 basis points and a decrease in travel related expenses of 10 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.6% during the twenty-six weeks ended June 28, 2015 from 6.2% during the comparable period in 2014, primarily as a result of higher rental expense and property taxes at certain of our newly opened restaurants as we continue our expansion into larger markets in the East and Northeast.
General and Administrative Expenses. General and administrative expenses increased $2.5 million, or 43.0%, to $8.4 million for the twenty-six weeks ended June 28, 2015 from $5.9 million during the comparable period in 2014. This increase was primarily driven by an increase in stock-based compensation of $0.4 million associated with new grants under our long-term incentive program, an increase in salary expense of $0.5 million related to additional employees as we continue to strengthen our infrastructure for growth, an increase in performance-based bonuses of $1.0 million and smaller increases in other categories, including legal and professional fees, related to growth of $0.6 million.
Marketing Costs. As a percentage of revenue, marketing costs remained constant at 0.8% during the twenty-six weeks ended June 28, 2015 compared to the same period in 2014.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased $0.7 million to $1.8 million during the twenty-six weeks ended June 28, 2015 compared to $2.5 million during the same period in 2014. This decrease is primarily the result of differences in the timing of our development schedule. The current year development schedule is backloaded with more openings scheduled in the third and fourth quarters compared to 2014. We opened four new restaurants during the twenty-six weeks ended June 28, 2015 compared to six restaurants opened during the same period in 2014.
Depreciation and Amortization. Depreciation and amortization costs increased $1.4 million to $6.2 million during the twenty-six weeks ended June 28, 2015 from $4.8 million during the comparable period in 2014, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense as a percentage of revenue remained flat at less than 0.1%. Our interest rate on outstanding borrowings as of June 28, 2015 was 1.94% compared to 1.91% as of June 29, 2014.
Income Tax Expense. For the twenty-six weeks ended June 28, 2015 our effective tax rate decreased to 29.0% from 29.9% during the comparable period in 2014. The effective tax rates differ from the statutory rate of 35.0% primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips. The effective tax rate for 2015 is lower than the effective tax rate for 2014 as a result of higher employment tax credits on employee tips as a percent of pretax income.
Net Income. As a result of the foregoing, net income increased 41.6% to $8.6 million during the twenty-six weeks ended June 28, 2015 from $6.1 million during the comparable period in 2014.
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
Cash Flows for Twenty-Six Weeks Ended June 28, 2015 and June 29, 2014
The following table summarizes the statement of cash flows for the twenty-six weeks ended June 28, 2015 and June 29, 2014 (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2015	June 29, 2014
Net cash provided by operating activities	$23,156	$14,436
Net cash used in investing activities	(10,691)	(17,659)
Net cash provided by (used in) financing activities	(8,646)	2,339
Net increase (decrease) in cash and cash equivalents	3,819	(884)
Cash and cash equivalents at beginning of year	3,815	5,323
Cash and cash equivalents at end of period	$7,634	$4,439
Operating Activities. Net cash provided by operating activities increased $8.8 million to $23.2 million for the twenty-six weeks ended June 28, 2015, from $14.4 million during the comparable period in 2014. Our business is almost exclusively a cash business.

Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the twenty-six weeks ended June 28, 2015 from the comparable period in 2014 was primarily due to an increase in net income of $2.5 million; net increases in non-cash reconciling items of $2.4 million primarily related to increases in depreciation and amortization as a result of our continued expansion, increases in stock-based compensation associated with new grants under our long-term incentive program, an increase in deferred taxes and a decrease in excess tax benefit from stock-based compensation. This increase also included net increases from changes in operating assets and liabilities of $3.9 million primarily related to increases in accrued liabilities and deferred rent, prepaid expenses and other current assets and deferred lease incentives due to timing differences.
Investing Activities. Net cash used in investing activities decreased $7.0 million to $10.7 million for the twenty-six weeks ended June 28, 2015, from $17.7 million for the twenty-six weeks ended 2014. This decrease was the result of the timing of our construction schedule and the related construction payments associated with the construction of our four new restaurants that opened during the twenty-six weeks ended June 28, 2015, as well as expenditures related to five additional unopened restaurants currently under construction as compared to six new restaurants opened and five additional restaurants under construction during the comparable period in 2014.
Financing Activities. Net cash used in financing activities was $8.6 million for the twenty-six weeks ended June 28, 2015 compared to $2.3 million provided by financing activities during the comparable period in 2014. This decrease was primarily the result of $8.8 million in net payments on Revolving Credit facility (net of borrowings of $1.0 million) during the twenty-six weeks ended June 28, 2015, compared to net borrowings of $2.0 million (net of payments of $1.5 million) during the comparable period in 2014. Proceeds from the exercise of stock options decreased by $0.2 million to $0.1 million during the twenty-six weeks ended June 28, 2015 from $0.3 million during the comparable period in 2014. During the twenty-six weeks ended June 28, 2015 we also incurred $0.1 million related to the indirect repurchase of shares for minimum tax withholdings. In addition, during the twenty-six weeks ended June 28, 2015 we recognized $0.5 million less in excess tax benefits from stock-based compensation compared to the same period in 2014 as a result of a decrease in option exercises during the current period.
As of June 28, 2015, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
For 2015, we currently estimate capital expenditure outlays will range between $27.5 million and $30.0 million, net of agreed upon tenant improvement allowances and excluding approximately $4.7 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $1.8 million on pre-opening costs during the twenty-six weeks ended June 28, 2015. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.4 million in 2015 (net of estimated tenant improvement allowances) each for the opening of 10 to 11 new restaurants as well as $3.5 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2015.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $6.7 million at June 28, 2015, compared to a net working capital deficit of $5.1 million at December 28, 2014.

Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, which replaced the company's previous credit facility. As of June 28, 2015, we had no borrowings under our Revolving Credit Facility, and the amount available for future borrowings was $25.0 million. The Revolving Credit Facility (a) will mature on November 30, 2017, unless the Company exercises its option to voluntarily reduce all of the commitment before the maturity date, (b) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company's consolidated total lease adjusted leverage ratio and (c) provides for letters of credit in amounts totaling the lesser of $5 million or the available borrowings under our Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (ii) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Company has elected a variable rate of interest based on LIBOR. As of June 28, 2015, this interest rate was 1.94%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. As of June 28, 2015, the Company was in compliance with all covenants under the Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants during the term of the agreement.
The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously reported in our Annual Report.
Off-Balance Sheet Arrangements
As of June 28, 2015, we had no off balance sheet arrangements or transactions.
Significant Accounting Policies
There have been no material changes to the significant accounting policies from what was previously reported in our Annual Report.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB voted to defer the effective date of this ASU by one year to annual periods beginning after December 15, 2017 (our 2018 fiscal year). Early adoption is permitted for annual periods beginning after December 15, 2016 (our 2017 fiscal year). The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements from an asset on the balance sheet to a deduction from the related debt liability.  Amortization of the costs will continue to be reported as interest expense.  ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted.  The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.
Software Licenses
In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license.  ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015 (our 2016 fiscal year).  Early adoption is permitted.  We are currently evaluating the impact, if any, this guidance will have on our consolidated financial statements.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in an annualized change to our interest expense of approximately $2,500 per every million dollars borrowed. As of June 28, 2015, we had no borrowings under our Revolving Credit Facility.
Commodity Price Risk
We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including produce, chicken, beef and dairy, these fluctuations can materially impact our food and beverage costs. While we have taken steps to enter into long term agreements for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather, government regulations and other conditions outside of our control.
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
Date: August 6, 2015

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