Form 10-Q
period 2015-09-27
CHUY'S HOLDINGS, INC.
filed 2015-11-05
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at October 30, 2015 was 16,478,461.

Part I—Financial Information
Item 1.    Financial Statements

Chuy's Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 27, 2015	December 28, 2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$10,598	$3,815
Accounts receivable	658	922
Lease incentives receivable	1,019	4,164
Inventories	1,012	926
Prepaid expenses and other current assets	3,899	3,087
Total current assets	17,186	12,914
Property and equipment, net	130,236	118,807
Other assets and intangible assets, net	1,669	1,522
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$195,060	$179,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,121	$5,921
Accrued liabilities	13,726	10,397
Deferred lease incentives	1,717	1,419
Current deferred tax liability	231	231
Total current liabilities	21,795	17,968
Deferred tax liability	10,948	6,976
Accrued deferred rent	6,487	5,252
Deferred lease incentives, less current portion	23,625	22,078
Long-term debt	—	8,750
Total liabilities	62,855	61,024
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,478,461 shares issued and outstanding at September 27, 2015 and 16,440,906 shares issued and outstanding at December 28, 2014	165	164
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at September 27, 2015 and December 28, 2014	—	—
Paid-in capital	89,806	88,467
Retained earnings	42,234	29,557
Total stockholders’ equity	132,205	118,188
Total liabilities and stockholders’ equity	$195,060	$179,212

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue	$73,910	$64,107	$216,101	$183,342
Costs and expenses:
Cost of sales	19,674	18,110	57,020	51,618
Labor	23,641	21,763	69,914	61,279
Operating	10,235	8,966	29,734	25,122
Occupancy	4,802	3,782	14,149	11,140
General and administrative	4,073	2,876	12,456	8,738
Marketing	576	422	1,720	1,327
Restaurant pre-opening	1,067	1,273	2,874	3,733
Depreciation and amortization	3,230	2,663	9,422	7,418
Total costs and expenses	67,298	59,855	197,289	170,375
Income from operations	6,612	4,252	18,812	12,967
Interest expense	16	36	93	77
Income before income taxes	6,596	4,216	18,719	12,890
Income tax expense	2,527	1,110	6,042	3,706
Net income	$4,069	$3,106	$12,677	$9,184
Net income per common share:
Basic	$0.25	$0.19	$0.77	$0.56
Diluted	$0.24	$0.19	$0.76	$0.55
Weighted-average shares outstanding:
Basic	16,476,472	16,436,585	16,465,499	16,423,301
Diluted	16,760,695	16,706,865	16,726,925	16,711,794

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income	$12,677	$9,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,422	7,418
Amortization of loan origination costs	34	34
Stock-based compensation	1,255	731
Excess tax benefit from stock-based compensation	(109)	(523)
Loss on disposal of property and equipment	90	29
Amortization of deferred lease incentives	(1,233)	(932)
Deferred income taxes	3,972	2,937
Changes in operating assets and liabilities:
Accounts receivable	264	(101)
Inventories	(86)	(143)
Prepaid expenses and other current assets	(812)	(467)
Accounts payable	(2,427)	(1,658)
Accrued liabilities and deferred rent	4,515	1,457
Deferred lease incentives	6,223	3,266
Net cash provided by operating activities	33,785	21,232
Cash flows from investing activities:
Purchase of property and equipment	(18,097)	(26,369)
Purchase of other assets	(315)	(287)
Net cash used in investing activities	(18,412)	(26,656)
Cash flows from financing activities:
Borrowings under revolving line of credit	1,000	4,250
Payments under revolving line of credit	(9,750)	(1,500)
Excess tax benefit from stock-based compensation	109	523
Proceeds from the exercise of stock options	105	321
Indirect repurchase of shares for minimum tax withholdings	(54)	—
Net cash (used in) provided by financing activities	(8,590)	3,594
Net increase (decrease) in cash and cash equivalents	6,783	(1,830)
Cash and cash equivalents, beginning of period	3,815	5,323
Cash and cash equivalents, end of period	$10,598	$3,493

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$2,627	$1,348

Supplemental cash flow disclosures:
Cash paid for interest	$87	$125
Cash paid for income taxes	$2,323	$562

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. BASIS OF PRESENTATION
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of September 27, 2015, the Company operated 65 restaurants in fourteen states.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB voted to defer the effective date of this ASU by one year to annual periods beginning after December 15, 2017 (our 2018 fiscal year). Early adoption is permitted for annual periods beginning after December 15, 2016 (our 2017 fiscal year). The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.
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
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to as "restricted stock units"). For the thirteen weeks ended September 27, 2015 and September 28, 2014 there were approximately 9,500 and 24,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the thirty-nine-week period ended September 27, 2015 and September 28, 2014, there were approximately 39,000 and 7,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
BASIC
NUMERATOR:
Net income	$4,069	$3,106	$12,677	$9,184
DENOMINATOR:
Weighted-average common shares outstanding	16,476,472	16,436,585	16,465,499	16,423,301
Basic net income per common share	$0.25	$0.19	$0.77	$0.56
DILUTED
NUMERATOR:
Net income	$4,069	$3,106	$12,677	$9,184
DENOMINATOR:
Weighted-average common shares outstanding	16,476,472	16,436,585	16,465,499	16,423,301
Dilutive effect of stock options and restricted stock units	284,223	270,280	261,426	288,493
Weighted-average of diluted shares	16,760,695	16,706,865	16,726,925	16,711,794
Diluted net income per common share	$0.24	$0.19	$0.76	$0.55

4. STOCK-BASED COMPENSATION
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of September 27, 2015, a total of 896,591 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated income statements was $450,000 and $332,000 for the thirteen weeks ended September 27, 2015 and September 28, 2014 and $1,255,000 and $731,000 for the thirty-nine weeks ended September 27, 2015 and September 28, 2014.
Stock Options
A summary of stock-based compensation activity related to stock options for the thirty-nine weeks ended September 27, 2015 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 28, 2014	684,188	$12.27
Exercised	(18,083)	5.78
Forfeited	(19,290)	32.01
Outstanding at September 27, 2015	646,815	$11.86	4.05	$10,424
Exercisable at September 27, 2015	526,983	$8.87	3.35	$9,979
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of September 27, 2015 and multiplying this result by the related number of options outstanding and exercisable at September 27, 2015. The estimated fair value of the common stock as of September 27, 2015 used in the above calculation was $27.69 per share, the closing price of the Company’s common stock on September 25, 2015, the last trading day of the third quarter. The total intrinsic value of options exercised during the thirty-nine weeks ended September 27, 2015 was $357,000. The fair value of options vested during the thirty-nine weeks ended September 27, 2015 was $560,000.
There was approximately $922,000 of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of September 27, 2015. These costs will be recognized ratably through the year 2019.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirty-nine weeks ended September 27, 2015 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)	Total Compensation Cost Related to Non-Vested Awards
Outstanding at December 28, 2014	87,428	$40.36
Granted	109,023	23.51
Vested	(21,849)	40.36
Forfeited	(4,250)	33.50
Outstanding at September 27, 2015	170,352	$29.75	2.99	$4,252
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 27, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $4.3 million, which is expected to be recognized ratably through the year 2020.
5. LONG-TERM DEBT
Revolving Credit Facility
On November 30, 2012, the Company entered into a secured $25 million revolving credit facility (the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, which replaced the Company's previous credit facility. As of September 27, 2015, the interest rate on our Revolving Credit Facility was 1.91%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio is at least .50 less than the ratio required to be maintained at such time.
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of September 27, 2015 we had no borrowings under our Revolving Credit Facility, and the amount available for future borrowings was $25 million.
On October 30, 2015, we entered into an amendment to our Revolving Credit Facility. For additional information, see Note 9 to the Notes to the Unaudited Condensed Consolidated Financial Statements.
6. ACCRUED LIABILITIES
The major classes of accrued liabilities at September 27, 2015 and December 28, 2014 are summarized as follows:

	September 27, 2015	December 28, 2014
Accrued compensation and related benefits	$6,996	$3,883
Other accruals	2,304	2,582
Sales and use tax	1,977	1,779
Deferred gift card revenue	941	1,326
Property tax	1,508	827
Total accrued liabilities	$13,726	$10,397

7. COMMITMENTS AND CONTINGENCIES
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

8. INCOME TAXES

Due to higher pre-tax income levels and the utilization of the Company's remaining federal net operating loss carryforwards in the first half of 2015, the Company's federal statutory tax rate increased from 34% to 35% in the third quarter of 2015 and began paying federal tax obligations from operating cash flows.

9. SUBSEQUENT EVENTS
Subsequent to September 27, 2015, the Company opened two new restaurants for a total of sixty-seven restaurants, in fourteen states.

On October 30, 2015, the Company entered into an amendment (the “Amendment”) to its Revolving Credit Facility. The Amendment made changes to the Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. The Revolving Credit Facility as amended by the Amendment will continue to contain customary affirmative and negative covenants and events of default, including covenants settings a maximum leverage ratio and a minimum fixed charge coverage ratio.

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
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 28, 2014 (our "Annual Report") and those set forth under "Cautionary Statements Concerning Forward-Looking Statements" in this report.
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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 and, as of September 27, 2015, we operated 65 Chuy’s restaurants across fourteen states.
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
As of September 27, 2015, we opened six restaurants year-to-date and opened two additional restaurant subsequent to September 27, 2015. Over the next five years, we expect to grow our restaurant base by a compounded annualized growth rate of approximately 20%. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 48 and 39 restaurants at September 27, 2015 and September 28, 2014, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Total restaurants (at end of period)	65	58	65	58
Total comparable restaurants (at end of period)	48	39	48	39
Average unit volumes (in thousands)	$1,200	$1,230	$3,630	$3,728
Change in comparable restaurant sales	4.2%	3.0%	3.1%	3.1%
Average check	$14.27	$13.65	$14.24	$13.71
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
Labor Costs. Labor costs include restaurant management salaries, front-and back-of-house hourly wages and restaurant-level manager bonus expense and payroll taxes.
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
Thirteen Weeks Ended September 27, 2015 Compared to Thirteen Weeks Ended September 28, 2014
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 27, 2015	% of Revenue	September 28, 2014	% of Revenue	$ Change	% Change
Revenue	$73,910	100.0%	$64,107	100.0%	$9,803	15.3%
Costs and expenses:
Cost of sales	19,674	26.6%	18,110	28.2%	1,564	8.6%
Labor	23,641	32.0%	21,763	33.9%	1,878	8.6%
Operating	10,235	13.8%	8,966	14.0%	1,269	14.2%
Occupancy	4,802	6.5%	3,782	5.9%	1,020	27.0%
General and administrative	4,073	5.5%	2,876	4.5%	1,197	41.6%
Marketing	576	0.8%	422	0.7%	154	36.5%
Restaurant pre-opening	1,067	1.5%	1,273	2.0%	(206)	(16.2)%
Depreciation and amortization	3,230	4.4%	2,663	4.2%	567	21.3%
Total costs and expenses	67,298	91.1%	59,855	93.4%	7,443	12.4%
Income from operations	6,612	8.9%	4,252	6.6%	2,360	55.5%
Interest expense	16	—%	36	0.1%	(20)	(55.6)%
Income before income taxes	6,596	8.9%	4,216	6.5%	2,380	56.5%
Income tax expense	2,527	3.4%	1,110	1.6%	1,417	127.7%
Net income	$4,069	5.5%	$3,106	4.9%	$963	31.0%
Revenue. Revenue increased $9.8 million, or 15.3%, to $73.9 million for the thirteen weeks ended September 27, 2015 from $64.1 million for the comparable period in 2014. This increase was primarily driven by $9.0 million in incremental revenue from an additional 102 operating weeks provided by 11 new restaurants opened during and subsequent to the thirteen weeks ended September 28, 2014 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 4.2% for the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014. The increase in comparable restaurant sales was driven primarily by a 4.4% increase in average check, offset by a 0.2% decrease in average weekly customers. Our revenue mix attributed to bar sales was 18.3% during the thirteen weeks ended September 27, 2015 compared to 17.9% during the comparable period in 2014.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 26.6% during the thirteen weeks ended September 27, 2015 from 28.2% during the comparable period in 2014. This decrease is the result of decreases in grocery, dairy and chicken costs, partially offset by increases in beef and produce costs.
Labor Costs. Labor costs as a percentage of revenue decreased to 32.0% during the thirteen weeks ended September 27, 2015 from 33.9% during the comparable period in 2014, primarily as a result of efficiencies gained from internal initiatives, including labor scheduling best practices and manager staffing based on volume as well as leverage from increased sales. The implementation of these initiatives started during the first quarter of 2015.
Operating Costs. Operating costs as a percentage of revenue decreased to 13.8% during the thirteen weeks ended September 27, 2015 from 14.0% during the comparable period in 2014, primarily the result of a decrease in workers compensation and other general and employee related insurance costs of 20 basis points, a decrease in travel costs of 10 basis points partially offset by an increase in insurance costs of 20 basis related to certain provisions of the Affordable Care Act which went into effect in the first quarter of 2015.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.5% during the thirteen weeks ended September 27, 2015 from 5.9% during the comparable period in 2014, primarily as a result of higher rental expense and property taxes at certain of our newly opened restaurants as we continue our expansion into larger markets in the East and Northeast.
General and Administrative Expenses. General and administrative expenses increased $1.2 million, or 41.6%, to $4.1 million for the thirteen weeks ended September 27, 2015 from $2.9 million during the comparable period in 2014. This increase was primarily driven by an increase in performance based bonuses of $0.8 million, an increase in stock-based compensation of $0.1 million associated with new grants under our long-term incentive program, an increase in salary expense of $0.2 million related to additional employees as we continue to strengthen our infrastructure for growth and smaller increases in other categories related to growth of $0.1 million.
Marketing Costs. As a percentage of revenue marketing costs remained relatively constant at 0.8% during the thirteen weeks ended September 27, 2015 compared to 0.7% during the same period in 2014.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased $0.2 million to $1.1 million during the thirteen weeks ended September 27, 2015 compared to $1.3 million during the same period in 2014. This decrease is primarily the result of differences in the timing of our development schedule. The current year development schedule is backloaded with more openings scheduled in the fourth quarter compared to 2014. We opened two new restaurants during the thirteen weeks ended September 27, 2015 compared to four restaurants opened during the same period in 2014.
Depreciation and Amortization. Depreciation and amortization costs increased $0.6 million to $3.2 million during the thirteen weeks ended September 27, 2015 from $2.7 million during the comparable period in 2014, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense as a percentage of revenue remained flat at less than 0.1%. There were no borrowings outstanding as of September 27, 2015 or during the thirteen weeks ended September 27, 2015.
Income Tax Expense. Due to higher pre-tax income levels and the utilization of the Company’s remaining federal net operating loss carryforwards in the first half of 2015, the Company's federal statutory tax rate increased from 34% to 35% in the third quarter of 2015 and began paying federal tax obligations from operating cash flows.  This increase in tax rate along with lower employment tax credits on employee tips as a percentage of pretax income increased the Company’s effective tax rate to 38.3% for the thirteen weeks ended September 27, 2015 compared to 26.3% during the same period in 2014. As a result of this increase in federal statutory tax rate during the thirteen weeks ended September 27, 2015, we recorded a discrete tax item of approximately $0.4 million to increase our net deferred tax liabilities. The effective income tax rate for 2015 excluding this discrete item is estimated to be between 29% and 31%. The effective tax rates differ from the statutory tax rates of 35% and 34% for the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips and the above discrete item related to the change in the federal statutory tax rate during the thirteen weeks ended September 27, 2015.
Net Income. As a result of the foregoing, net income increased 31.0% to $4.1 million during the thirteen weeks ended September 27, 2015 from $3.1 million during the comparable period in 2014.

Thirty-Nine Weeks Ended September 27, 2015 Compared to Thirty-Nine Weeks Ended Weeks Ended September 28, 2014

	Thirty-Nine Weeks Ended
	September 27, 2015	% of Revenue	September 28, 2014	% of Revenue	$ Change	% Change
Revenue	$216,101	100.0%	$183,342	100.0%	$32,759	17.9%
Costs and expenses:
Cost of sales	57,020	26.4%	51,618	28.2%	5,402	10.5%
Labor	69,914	32.4%	61,279	33.4%	8,635	14.1%
Operating	29,734	13.8%	25,122	13.7%	4,612	18.4%
Occupancy	14,149	6.5%	11,140	6.1%	3,009	27.0%
General and administrative	12,456	5.8%	8,738	4.8%	3,718	42.5%
Marketing	1,720	0.8%	1,327	0.7%	393	29.6%
Restaurant pre-opening	2,874	1.3%	3,733	2.0%	(859)	(23.0)%
Depreciation and amortization	9,422	4.3%	7,418	4.0%	2,004	27.0%
Total costs and expenses	197,289	91.3%	170,375	92.9%	26,914	15.8%
Income from operations	18,812	8.7%	12,967	7.1%	5,845	45.1%
Interest expense	93	—%	77	0.1%	16	20.8%
Income before income taxes	18,719	8.7%	12,890	7.0%	5,829	45.2%
Income tax expense	6,042	2.8%	3,706	2.0%	2,336	63.0%
Net income	$12,677	5.9%	$9,184	5.0%	$3,493	38.0%
Revenue. Revenue increased $32.8 million, or 17.9%, to $216.1 million for the thirty-nine weeks ended September 27, 2015 from $183.3 million for the comparable period in 2014. This increase was primarily driven by $30.5 million in incremental revenue from an additional 377 operating weeks provided by 17 new restaurants opened during and subsequent to the thirty-nine weeks ended September 28, 2014 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 3.1% for the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014. The increase in comparable restaurant sales was driven primarily by a 3.9% increase in average check, offset by a 0.8% decrease in average weekly customers. The decrease in average weekly customers is primarily attributable to higher than normal inclement weather days throughout the Southeast and Texas during the first quarter of 2015 which had an approximate $1.1 million impact on comparable sales. Our revenue mix attributed to bar sales was 18.5% during both the thirty-nine weeks ended September 27, 2015 and September 28, 2014.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 26.4% during the thirty-nine weeks ended September 27, 2015 from 28.2% during the comparable period in 2014. This decrease is the result of a combination of last year's inflationary spike in dairy and produce costs (primarily lime costs) which has now decreased to more normal levels as well as other decreases in grocery and chicken costs and the benefit from menu price increases taken in September 2014 and February 2015, partially offset by increases in beef costs.
Labor Costs. Labor costs as a percentage of revenue decreased to 32.4% during the thirty-nine weeks ended September 27, 2015 from 33.4% during the comparable period in 2014, primarily as a result of efficiencies gained from internal initiatives, including labor scheduling best practices and manager staffing based on volume as well as leverage from increased sales. The implementation of these initiatives started during the first quarter of 2015.
Operating Costs. Operating costs as a percentage of revenue increased to 13.8% during the thirty-nine weeks ended September 27, 2015 from 13.7% during the comparable period in 2014, primarily as a result of an increase in insurance costs of 30 basis points primarily related to certain provisions of the Affordable Care Act which went into effect in the first quarter of 2015 partially offset by a decrease in liquor taxes of 10 basis points and a decrease in travel related expenses of 10 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.5% during the thirty-nine weeks ended September 27, 2015 from 6.1% during the comparable period in 2014, primarily as a result of higher rental expense and property taxes at certain of our newly opened restaurants as we continue our expansion into larger markets in the East and Northeast.
General and Administrative Expenses. General and administrative expenses increased $3.7 million, or 42.5%, to $12.5 million for the thirty-nine weeks ended September 27, 2015 from $8.7 million during the comparable period in 2014. This increase was primarily driven by an increase in stock-based compensation of $0.5 million associated with new grants under our long-term incentive program, an increase in salary expense of $0.7 million related to additional employees as we continue to strengthen our infrastructure for growth, an increase in performance-based bonuses of $1.7 million, legal and professional fees related to growth of $0.3 million and smaller increases in other categories of $0.5 million.
Marketing Costs. As a percentage of revenue marketing costs remained relatively constant at 0.8% during the thirty-nine weeks ended September 27, 2015 compared to 0.7% during the same period in 2014.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased $0.9 million to $2.9 million during the thirty-nine weeks ended September 27, 2015 compared to $3.7 million during the same period in 2014. This decrease is primarily the result of differences in the timing of our development schedule. The current year development schedule is backloaded with more openings scheduled in the fourth quarter compared to 2014. We opened six new restaurants during the thirty-nine weeks ended September 27, 2015 compared to ten restaurants opened during the same period in 2014.
Depreciation and Amortization. Depreciation and amortization costs increased $2.0 million to $9.4 million during the thirty-nine weeks ended September 27, 2015 from $7.4 million during the comparable period in 2014, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense as a percentage of revenue remained flat at less than 0.1%. There were no borrowings outstanding as of September 27, 2015.
Income Tax Expense. Due to higher pre-tax income levels and the utilization of the Company’s remaining federal net operating loss carryforwards in the first half of 2015, the Company's federal statutory tax rate increased from 34% to 35% in the third quarter of 2015 and began paying federal tax obligations from operating cash flows.  This increase in tax rate along with lower employment tax credits on employee tips as a percentage of pre-tax income increased the Company’s effective tax rate to 32.3% for the thirty-nine weeks ended September 27, 2015 compared to 28.8% during the same period in 2014. As a result of this increase in federal statutory tax rate during the thirty-nine weeks ended September 27, 2015, we recorded a discrete tax item of approximately $0.4 million to increase our net deferred tax liabilities. The effective income tax rate for 2015 excluding this discrete item is estimated to be between 29% and 31%. The effective tax rates differ from the statutory tax rates of 35% and 34% for the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips and the above discrete item related to the change in the federal statutory tax rate during the thirty-nine weeks ended September 27, 2015.
Net Income. As a result of the foregoing, net income increased 38.0% to $12.7 million during the thirty-nine weeks ended September 27, 2015 from $9.2 million during the comparable period in 2014.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our $25 million credit facility (the "Revolving Credit Facility"). Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for at least the next twelve months.
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

Cash Flows for Thirty-Nine Weeks Ended September 27, 2015 and September 28, 2014

The following table summarizes the statement of cash flows for the thirty-nine weeks ended September 27, 2015 and September 28, 2014 (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2015	September 28, 2014
Net cash provided by operating activities	$33,785	$21,232
Net cash used in investing activities	(18,412)	(26,656)
Net cash (used in) provided by financing activities	(8,590)	3,594
Net increase (decrease) in cash and cash equivalents	6,783	(1,830)
Cash and cash equivalents at beginning of year	3,815	5,323
Cash and cash equivalents at end of period	$10,598	$3,493
Operating Activities. Net cash provided by operating activities increased $12.6 million to $33.8 million for the thirty-nine weeks ended September 27, 2015, from $21.2 million during the comparable period in 2014. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the thirty-nine weeks ended September 27, 2015 from the comparable period in 2014 was primarily due to an increase in net income of $3.5 million; net increases in non-cash reconciling items of $3.7 million primarily related to increases in depreciation and amortization as a result of our continued expansion, increases in stock-based compensation associated with new grants under our long-term incentive program, an increase in excess tax benefit from stock-based compensation partially offset by a combination of a decrease in deferred income taxes and an increase in amortization of deferred lease incentives. This increase also included net increases from changes in operating assets and liabilities of $5.3 million primarily related to increases in accrued liabilities and deferred lease incentives due to timing differences.
Investing Activities. Net cash used in investing activities decreased $8.2 million to $18.4 million for the thirty-nine weeks ended September 27, 2015, from $26.7 million for the thirty-nine weeks ended 2014. This decrease resulted from the timing of our construction schedule and the related construction payments associated with the construction of our six new restaurants that opened during the thirty-nine weeks ended September 27, 2015, as well as expenditures related to four additional unopened restaurants currently under construction as compared to ten new restaurants opened and five additional restaurants under construction during the comparable period in 2014.
Financing Activities. Net cash used in financing activities was $8.6 million for the thirty-nine weeks ended September 27, 2015 compared to $3.6 million provided by financing activities during the comparable period in 2014. This increase in net cash used was primarily the result of $8.8 million in net payments on the Revolving Credit facility (net of borrowings of $1.0 million) during the thirty-nine weeks ended September 27, 2015, compared to net borrowings of $2.8 million (net of payments of $1.5 million) during the comparable period in 2014. Proceeds from the exercise of stock options decreased by $0.2 million to $0.1 million during the thirty-nine weeks ended September 27, 2015 from $0.3 million during the comparable period in 2014. During the thirty-nine weeks ended September 27, 2015 we also incurred $0.1 million related to the indirect repurchase of shares for minimum tax withholdings. In addition, during the thirty-nine weeks ended September 27, 2015 we recognized $0.4 million less in excess tax benefits from stock-based compensation compared to the same period in 2014 as a result of a decrease in option exercises during the current period.
As of September 27, 2015, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
For 2015, we currently estimate capital expenditure outlays will be approximately $27.0 million, net of agreed upon tenant improvement allowances and excluding approximately $4.7 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $2.9 million on pre-opening costs during the thirty-nine weeks ended September 27, 2015. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.4 million in 2015 (net of estimated tenant improvement allowances) each for the opening of 10 new restaurants as well as $3.5 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2015.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $4.6 million at September 27, 2015, compared to a net working capital deficit of $5.1 million at December 28, 2014.
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, which replaced the company's previous credit facility. As of September 27, 2015, we had no borrowings under our Revolving Credit Facility, and the amount available for future borrowings was $25.0 million. The Revolving Credit Facility (a) accrues commitment fees on the daily unused balance of the facility at an applicable margin, which varies based on the Company's consolidated total lease adjusted leverage ratio and (b) provides for letters of credit in amounts totaling the lesser of $5 million or the available borrowings under our Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at a variable rate based upon the Company’s election, of (a) the base rate (which is the highest of the prime rate, federal funds rate plus 0.50% or one month LIBOR) plus 1%, or (b) LIBOR, plus, in either case, an applicable margin based on the Company’s consolidated total lease adjusted leverage ratio. Interest is due at the end of each quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Company has elected a variable rate of interest based on LIBOR. As of September 27, 2015, this interest rate was 1.91%. The Revolving Credit Facility requires the Company to comply with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. As of September 27, 2015, the Company was in compliance with all covenants under the Revolving Credit Facility.
The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.
On October 30, 2015, the Company entered into an amendment (the “Amendment”) to its Revolving Credit Facility. The Amendment made changes to the Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. The Revolving Credit Facility as amended by the Amendment will continue to contain customary affirmative and negative covenants and events of default, including covenants settings a maximum leverage ratio and a minimum fixed charge coverage ratio.

Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with the covenants of the Revolving Credit Facility as amended by the Amendment during the term of the agreement.

Contractual Obligations
There have been no material changes to our contractual obligations from what was previously reported in our Annual Report.
Off-Balance Sheet Arrangements
As of September 27, 2015, we had no off balance sheet arrangements or transactions.

Significant Accounting Policies
There have been no material changes to the significant accounting policies from what was previously reported in our Annual Report.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  In July 2015, the FASB voted to defer the effective date of this ASU by one year to annual periods beginning after December 15, 2017 (our 2018 fiscal year). Early adoption is permitted for annual periods beginning after December 15, 2016 (our 2017 fiscal year). The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in an annualized change to our interest expense of approximately $2,500 per every million dollars borrowed. As of September 27, 2015, we had no borrowings under our Revolving Credit Facility.
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
Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Because we typically set our menu prices in advance of our food product prices, we cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our customers through price increases, our results of operations would be adversely affected. We currently do not use financial instruments to hedge our risk to market price fluctuations in our food product prices.
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
Date: November 5, 2015

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