Form 10-K
period 2015-12-27
CHUY'S HOLDINGS, INC.
filed 2016-03-10
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes        ☐        No        ☑
As of June 26, 2015 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $426 million.
The number of shares of the registrant’s common stock outstanding at February 29, 2016 was 16,493,047.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the success of our existing and new restaurants;

•	our ability to identify appropriate sites and develop and expand our operations;

•	changes in economic conditions;

•	damage to our reputation or lack of acceptance of our brand in existing or new markets;

•	our expansion into markets that we are unfamiliar with;

•
economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located and specifically in Texas where a large percentage of our restaurants are located;

•	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

•	changes in food availability and costs;

•	labor shortages and increases in our labor costs, including as a result of changes in government regulation, such as the adoption of the new federal health care legislation;

•	food safety and food borne illness concerns;

•	increased competition in the restaurant industry and the segments in which we compete;

•
the impact of legislation and regulations regarding nutritional information, and new information or attitudes regarding diet and health or adverse opinions about the health of consuming our menu offerings;

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including the effect on our existing restaurants when opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the impact of electing to take advantage of certain exemptions applicable to emerging growth companies;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax laws;

•	volatility in the price of our common stock;

•	the impact of future sales of our common stock and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future; and

•	the conflicts of interest that may arise with some of our directors.
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

Basis of Presentation
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2015, 2014 and 2013 fiscal years each consisted of 52 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2015,” “fiscal 2015,” “fiscal year 2015” or similar references refer to the fiscal year ending December 27, 2015.

PART I
Unless otherwise specified, or the context otherwise requires, the references in this report to “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.

ITEM 1.	BUSINESS
General
Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 and, as of December 27, 2015, we operated 69 Chuy’s restaurants across 14 states, with an average unit volume of $4.7 million for our 51 comparable restaurants for the twelve months ended December 27, 2015. Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex Mex inspired dishes. We believe our employees are a key element of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
Our core menu was established using recipes from family and friends of our founders, and has remained relatively unchanged over the years. We offer the same menu during lunch and dinner, which includes enchiladas, fajitas, tacos, burritos, combination platters and daily specials, complemented by a variety of appetizers, soups and salads. Each of our restaurants also offers a variety of homemade sauces, including the signature Hatch green chile and creamy jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. Our menu offers considerable value to our customers, with our average check of $14.23 as of December 27, 2015, which is at the lower end of our casual dining peer group. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the Texas Martini, a made-to-order, hand-shaken cocktail served with jalapeño-stuffed olives. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 27, 2015, alcoholic beverages constituted 18.2% of our total restaurant sales.
We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, a “Nacho Car” that provides complimentary chips, salsa and chile con queso in the trunk of a classic car, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Including patio space, our restaurants range in size from 5,300 to 12,200 square feet, with seating for approximately 225 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allow us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 6,400 customers per location per week or 332,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.
Our Business Strengths
Over our 33-year operating history, we have developed and refined the following strengths:
Fresh, Authentic Mexican and Tex Mex Inspired Cuisine. Our goal is to provide unique, authentic Mexican and Tex Mex inspired food using only the freshest ingredients. We believe we serve authentic Mexican and Tex Mex inspired food based on our recipes, ingredients, cooking techniques and food pairings, which originated from our founders’ friends and families from Mexico, New Mexico and Texas. Every day in each restaurant, we roast and hand pull whole bone-in chicken breasts, hand roll fresh tortillas, squeeze fresh lime juice and prepare fresh guacamole from whole avocados. In addition, we make all nine to eleven of our homemade sauces daily using high-quality ingredients. We believe this commitment to made-from-scratch, freshly prepared cooking results in great tasting, high-quality food, a sense of pride among our restaurant employees and loyalty among our customers. Some of our kitchen managers travel to Hatch, New Mexico every summer to hand-select batches of our green chiles. We believe our commitment to serving high-quality food is also evidenced by serving only Choice quality beef and fresh ingredients. We believe our servers and kitchen staff are highly proficient in executing the core menu and capable of satisfying large quantities of custom orders, as the majority of our orders are customized.
Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers, with our average check of $14.23 as of December 27, 2015, which is at the lower end of our casual dining peer group. Through our training programs, we train our employees to make sure that each plate is prepared according to our presentation and recipe standards.
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
Upbeat Atmosphere Coupled with Irreverent Brand Helps Differentiate Concept. As stated in our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” each of our restaurants is uniquely designed. However, most share a few common elements—hand-carved, hand-painted wooden fish, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile, palm trees hand-crafted from scrap metal and a variety of colorful Mexican folk art. Much of this décor, including all of the wooden fish and painted tiles, is sourced from vendors in Mexican villages that have partnered with us for decades. Additionally, virtually all restaurants feature a complimentary self-serve “Nacho Car,” a hollowed-out, customized classic car trunk filled with fresh chips, salsa, chile con queso and more.
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
Deep Rooted and Inspiring Company Culture. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and restaurant experience. Since our founding in 1982, we believe we have developed close personal relationships with our customers, employees and vendors. We emphasize a fun, passionate and authentic culture and support active social responsibility and involvement in local communities. We regularly sponsor a variety of community events including our annual Chuy’s Children Giving to Children Parade and other local charitable events. We believe our employees and customers share a unique energy and passion for our concept. We believe these characteristics contribute to our favorable annual employee turnover rate at our comparable restaurants and our goal of promoting 40% of restaurant-level managers from within, as well as our solid base of repeat customers.
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
Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 27, 2015, our comparable restaurants generated average unit volumes of $4.7 million, with our highest volume comparable restaurant generating approximately $9.0 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $2.1 million. For our new unit openings, we estimate that each ground-up buildout of our prototype will require a total cash investment of $1.8 million to $2.4 million (net of estimated tenant incentives of between zero and $1.0 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. We currently target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1.
Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. Our senior management team has an average of approximately 31 years of restaurant experience and our 70 general managers, as of December 27, 2015, have an average tenure at Chuy’s of approximately 6 years. In 2007, we hired our CEO and President, Steve Hislop. Mr. Hislop is the former President of O’Charley’s Restaurants, where he spent 19 years performing a variety of functions, including serving as Concept President and a member of the board of directors, and helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants during his tenure. Since Mr. Hislop’s arrival in 2007, we have accelerated our growth plan and opened 62 new restaurants, as of February 29, 2016, and entered 13 new states.
Our Business Strategies
Pursue New Restaurant Development. We plan to identify and pursue major markets for expansion, where we believe we can achieve high unit volumes and attractive unit level returns, while at the same time backfilling in our existing markets to continue to build brand awareness. We believe the broad appeal of the Chuy’s concept, historical unit economics and flexible real estate strategy enhance the portability of our concept and provide us opportunity for continued expansion. Our new restaurant development will consist of conversions of existing structures and ground up construction of our prototype in select locations.
We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. In 2013, we opened nine restaurants in eight new markets located in six new states. In 2014 we opened eleven restaurants with a focus on backfilling existing markets. We opened ten restaurants in 2015, four in new markets and six backfilling existing markets. Our restaurants opened since 2001 that have been in operations for more than three years have generated average cash-on-cash returns of more than 30.0% in the third year of operations. During 2016, we have opened one restaurant as of February 29, 2016, and plan to open a total of eleven to thirteen restaurants for the year. Over the next five years, we expect to grow our restaurant base by a compounded annualized growth rate of approximately 20%.
Deliver Consistent Comparable Restaurant Sales Through Providing High-Quality Food and Service. We believe we will be able to generate comparable restaurant sales growth by consistently providing an attractive price/value proposition for our customers with excellent service in an upbeat atmosphere. We remain focused on delivering freshly prepared, authentic, high-quality Mexican and Tex Mex inspired cuisine at a considerable value to our customers. Though the core menu will remain unchanged, we will continue to explore potential additions as well as limited time food and drink offerings. Additionally, we will continue to promote our brand and drive traffic through local marketing efforts and charity events such as the Chuy’s Children Giving to Children Parade, as well as our line of eclectic t-shirts.
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
Real Estate
As of February 29, 2016, we leased 81 locations, of which 67 are free-standing restaurants and 14 are end-cap or in-line restaurants in Class A locations. Of these locations, 11 are scheduled to open by the end of 2016. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Including patio space, our restaurants range in size from approximately 5,300 to 12,200 square feet, averaging approximately 8,800 square feet with seating capacity for approximately 225 to 400 customers. Since the beginning of 2008 through February 29, 2016, we have opened 62 new restaurants. Since our inception in 1982, we have moved two locations and closed three locations and we have not moved or closed a location since 2004. All of our leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease terms of our leases are 10 or 15 years in length with 2 to 4, 5-year extension options. The initial terms of our leases currently expire between 2016 and 2034. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.

Site Selection Process
We have developed a targeted site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We are actively developing restaurants in both new and existing markets, and we will continue to expand in selected regions throughout the U.S. Our Director of Real Estate and Development works with a master broker who is responsible for identifying and working with local brokers to conduct preliminary research regarding possible development locations. This master broker also assists in site selection and market research. The preliminary research includes an analysis of traffic patterns, parking, access, demographic characteristics, population density, hotel occupancy, major employers, restaurant sales, level of affluence, consumer attitudes or preferences and current or expected co-retail and restaurant tenants. Our Director of Real and Estate Development and the master broker then present potential sites to our Vice President of Real Estate and Development. If our financial criteria for the site are satisfied, our Vice Presidents of Operations and Chief Executive Officer visit the site and our management negotiates the lease. The key criteria we have for a site is that the population within a three mile radius of the restaurant has a high concentration of our target demographic, which is persons ages 21 to 44 and persons with median income ranges in excess of $60,000 per year that dine out frequently. We also prefer locations with high visibility, especially in a new market, and ample surface parking spaces.
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
Our new restaurants are either ground-up prototypes or conversions. We estimate that each ground-up buildout restaurant will require a total cash investment of $1.8 million to $2.4 million (net of estimated tenant incentives of between zero and $1.0 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. The flexibility of our concepts has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 12 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.
The development and construction of our new sites is the responsibility of our real estate and development team. Several project managers are responsible for building the restaurants, and several staff members manage purchasing, budgeting, scheduling and other related administrative functions.
New Restaurant Development
We have opened 62 new locations since the beginning of 2008 through February 29, 2016 and our management believes we are well-positioned to continue this growth through our new restaurant pipeline, which includes locations currently under development. We maintain a commitment to capitalizing on opportunities and realizing efficiencies in our existing markets while also pursuing attractive locations in new markets. We seek to identify new markets in which we believe there is capacity for us to open multiple restaurants. Over the next five years, we expect to grow our restaurant base by a compounded annualized growth rate of approximately 20%.
Restaurant Operations
We currently have sixteen supervisors that report directly to our Vice President of Operations or our three Director of Operations, who in turn each report to our Chief Executive Officer. Each supervisor oversees an average of approximately four to six restaurants. The staffing at our restaurants typically consists of a general manager, a kitchen manager and three to five assistant managers. In addition, each of our restaurants employs approximately 100 hourly employees.
Sourcing and Supply
Our procurement team consists of our Director of Culinary Operations and his team. We rely on two regional distributors, Labatt Foodservice ("Labatt") in Texas and Oklahoma and Performance Food Group (“PFG”) in the rest of the United States, and various suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. Our distributors deliver supplies to each restaurant two to three times each week. Our distributor relationships with Labatt and PFG have been in place for approximately thirteen years and approximately three years, respectively, and the distributors cover 33 and 37 locations, respectively, as of February 29, 2016. For our chicken products, we rely on two suppliers, one supplier for our Southeast locations and one supplier for Texas and Oklahoma. For our green chiles, we contract to buy through two suppliers located in New Mexico. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Changes in the price or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
We are currently under contract with our principal non-alcoholic beverage provider through 2018. Our ability to arrange national distribution of alcoholic beverages is restricted by state law; however, where possible, we negotiate directly with spirit companies and/or regional distributors. We also contract with a third-party provider to source our cooking oil.
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
We regularly hold a variety of community events. During the winter holidays, we sponsor the Chuy’s Children Giving to Children Parade, which collects toys for the Blue Santa program in Austin, Texas. The Blue Santa program gives gifts and holiday meals to families in need in Central Texas. With respect to our locations outside of Texas, we participate in and sponsor several community events across all of our locations, specifically focusing on helping children’s charities. For example, we participated in the Give Kids the World mAAgic event in Orlando, Florida, the Carnton Plantation Benefit in Cool Spring, Tennessee and the Camp Sunshine Fall Festival in Atlanta, Georgia. To celebrate one of our signature ingredients, the Hatch green chile, we hold an annual Green Chile Festival in all of our restaurants during the August and September harvest, with special menu items featuring Hatch chiles and promotional give-aways.
New Restaurant Openings
We have developed a marketing/branding strategy that we use in connection with new restaurant openings to help build local brand recognition and create a “buzz.” In new markets, we generally host a pre-opening party called a “Redfish Rally” after our emblematic redfish for our social media fans, influencers from the local community and food bloggers experiencing Chuy’s for the first time.  During our “Redfish Rallies”, we serve our food and margaritas and give away free Chuy’s merchandise.  In addition to the “Redfish Rallies”, we employ a variety of pre-opening marketing initiatives such as issuing press releases, delivering free food to the local community highlighting our defining differences, using social media channels, hosting a dog event to collect pictures for our famous “dog wall” and to collect money to benefit a local pet charity and food tasting through training lunches and dinners with local residents, media, community leaders and businesses.

We use the pre-opening period for our new restaurants as an opportunity to reach out to various media outlets as well as the local community.  We retain local public relations partners to assist us with addressing the local market, establishing relationships with local charities, meeting local community leaders, identifying events for Chuy’s to be a part of and gaining brand recognition.
E-Marketing & Social Media
We have increased our use of e-marketing and social media tools, which enables us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe our customers are generally frequent Internet users and will use social media to share dining experiences. We have forty-five Facebook pages, including our corporate page and forty-four local market pages, which we use to engage with customers. We also have a mailing list for each location that allows us to send customers updates about events at their local Chuy’s.
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
Management Information Systems
At all of our restaurants, we use Hospitality Solutions International for our point-of-sale system, which manages our credit card transactions. This software communicates directly with our corporate headquarters and provides headquarters with near real-time information about restaurant level performance and sales. We use an enterprise back office software program, Restaurant Magic, in all of our locations. This program compiles our sales, accounts payable, payroll, inventory and purchasing information and communicates that information to our headquarters to provide visibility on restaurant level operations.
In 2015, we entered the planning and discovery phase for the implementation of a new point-of-sale system. In 2016, we will begin to pilot a new point-of-sale system at our locations.
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
For the twelve months ended December 27, 2015, 18.2% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. We are subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
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
The Food and Drug Administration (“FDA”) has recently finalized regulations to implement the nutritional menu labeling provisions of the PPACA. These final regulations will be effective in December 2016 and will establish a uniform, federal requirement for certain restaurants, including ours, to post certain nutritional information on their menus. We will be required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. The PPACA also permits the FDA to require us to make additional nutrient disclosures, such as the disclosure of trans-fat content. For additional information, see “Risk Factors - Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.” While we believe our ability to adapt to consumer preferences is a strength of our concept, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.
There is also a potential for increased regulation of food in the United States, such as the recent changes in the HACCP system requirements. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have adopted legislation or implemented regulations which require restaurants to develop and implement HACCP Systems. Similarly, the United States Congress and the FDA continue to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (the “FSMA”) was signed into law in January 2011 and significantly expanded FDA’s authority over food safety. Among other requirements, the FSMA granted the FDA with authority to proactively ensure the safety of the entire food system, including through new and additional hazard analysis, food safety planning, increased inspections, and permitting mandatory food recalls. Although restaurants are specifically exempted from some of the requirements outlined in the FSMA and not directly implicated by other requirements, we anticipate that some of the FSMA provisions and FDA’s implementation of the requirements may impact our industry. We cannot assure you that we will not have to expend additional time and resources to comply with new food safety requirements either required by the FSMA or future federal food safety regulation or legislation. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.
We are subject to a variety of federal and state environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2015, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.
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
Restaurant Industry Overview
According to the National Restaurant Association (the “NRA”), U.S. restaurant industry sales in 2014 were $710.3 billion and grew 4.9% to $745.3 billion in 2015, versus U.S. gross domestic product growth of 2.4% in 2015. The $745.3 billion in sales in 2015 is composed of 91.9% commercial restaurant services and 8.1% noncommercial and military restaurant services, which include food service for hospitals, transportation services, schools and other noncommercial outlets. These sales are generated by approximately 14.0 million restaurant industry employees. According to the NRA, restaurant industry sales in the states in which we operate were approximately $223.4 billion in 2015 with average sales growth of approximately 11.6%.
We believe we are well positioned to benefit from several fundamental trends in the restaurant industry and U.S. population. The NRA estimated that 47% of total U.S. food expenditures were spent at restaurants. Analysts believe that purchases of “food away from home” are attributable to demographic, economic and lifestyle trends, including the rise in the number of women in the workplace, an increase in average household income, an aging U.S. population and an increased willingness by consumers to pay for the convenience of meals prepared outside of their homes. Real disposable personal income, a key driver of restaurant industry sales, increased by a projected 3.5% in 2015 and 2.7% 2014, respectively. We cannot provide assurance that we will benefit from the aforementioned demographic trends.
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
Employees
As of December 27, 2015, we had approximately 7,295 employees, including 74 corporate management and staff personnel, 514 restaurant level managers and 6,707 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Company Information
Our principal executive office is located at 1623 Toomey Road, Austin, Texas 78704 and our telephone number is 1-888-HEY-CHUY. Our website address is www.chuys.com. The information on our website is not incorporated by reference into this report.
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). In addition, copies of the Company’s annual report will be made available, free of charge, on written request.

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
Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of February 29, 2016, we operated 70 restaurants, of which 16 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 restaurants to 70 restaurants as of February 29, 2016. We opened ten restaurants in 2015. During 2016, we have opened one restaurant as of February 29, 2016 and plan to open a total of eleven to thirteen restaurants for the year. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

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
Changes in economic conditions could materially affect our business, financial condition and results of operations.
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
We believe we have built our reputation on the high-quality of our food, service and staff, as well as on our unique culture and the ambience in our restaurants, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand, including any foodborne illness or foodborne illness scare could significantly reduce its value and damage our business. For example, our brand value could suffer and our business could be adversely affected if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambience, or otherwise believe we have failed to deliver a consistently positive experience. Additionally, negative incidents that occur at other restaurants may decrease demand for restaurant dining broadly including at our restaurant.
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
Our expansion into new markets may present increased risks due to our unfamiliarity with the area.
Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk of expanding into new markets is the lack of market awareness of our brands. Restaurants opened in new markets may open at lower average weekly sales volume than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volume, if at all, thereby affecting our overall profitability.
Approximately 43% of our restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.
As of December 27, 2015, we operated a total of 30 restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or extreme fluctuations in energy prices, droughts, earthquakes, fires or other natural disasters.

We are susceptible to economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located.
Our financial performance is highly dependent on restaurants located in Texas and the Southeastern and Midwestern United States. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates the overall economic crisis and most recently the decline in oil prices than other geographic areas. In addition, given our geographic concentrations, particularly in Texas, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, changes in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters. Adverse weather conditions may also impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods.
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
Negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to the instability in the credit markets which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.
Changes in food availability and costs could adversely affect our operating results.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on two regional distributors, Labatt in Texas and Oklahoma and PFG in the Southeastern United States, and various suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. For our chicken products, we rely on two suppliers, one supplier for our Texas and Oklahoma locations and one for the rest of our locations. For our green chiles, each year we contract with a supplier to buy from a group of farmers in New Mexico, which we have the right to select under our agreement. If and to the extent the farmers are unable or do not supply a sufficient amount of green chiles or if we need chiles out of season, we purchase the excess amount from a secondary supplier. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Any increase in distribution prices, increase in the prices charged by suppliers or failure to perform by these third-parties could cause our food costs to increase or us to experience short-term unavailability of certain products. Failure to identify an alternate source of supply for these items may result in significant cost increases and an inability to provide certain of the items on our menu. If these events occur, it may reduce the profitability of certain of our offerings and may cause us to increase our prices. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price, as a result of inflation or otherwise, or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customer’s demands, which could materially adversely affect our profitability and reputation.
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
Food safety and foodborne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.
Food safety is a top priority, and we dedicate substantial resources to help ensure that our guests enjoy safe, quality food products. However, foodborne illnesses and food safety issues have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking us to instances of foodborne illness or other food safety issues, including food tampering or contamination, could adversely affect our brand and reputation as well as our revenues and profits. In addition, instances of foodborne illness, food tampering or food contamination occurring at our competitors' restaurants could result in negative publicity about the food service industry generally and adversely impact our sales.
Furthermore, our reliance on third-party food suppliers and distributors increases the risk that foodborne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used in our restaurants. If our guests become ill from foodborne illnesses, we could be forced to temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to a food recall.
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as Ebola, Avian Flu, SARS and H1N1. To the extent that a virus is foodborne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. To the extent that a virus is transmitted by human-to-human contact, our employees or guests could become infected, or could choose, or be advised or required, to avoid gathering in public places, any one of which could adversely affect our business.

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
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. The FDA has recently finalized regulations to implement the nutritional menu labeling provisions of the PPACA. These final regulations will be effective in December 2016 and will establish a uniform, federal requirement for certain restaurants, including ours, to post nutritional information on their menus. We will be required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. The PPACA also permits the FDA to require us to make additional nutrient disclosures, such as the disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends and eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.
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
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Steve Hislop, our Chief Executive Officer, and our other senior officers. We currently have employment agreements in place with Messrs. Hislop, Howie and Hatcher and Mrs. Russell. The loss of the services of our CEO, other senior officers or other key employees could have a material adverse effect on our business and plans for future development. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees.
Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
During fiscal years 2013, 2014 and 2015 we opened nine, eleven and ten restaurants, respectively. During 2016, we have opened one restaurant as of February 29, 2016 and plan to open a total of eleven to thirteen restaurants for the year. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.
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
At December 27, 2015 we had no outstanding indebtedness under our Revolving Credit Facility.
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
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Deficient restaurant-level cash flow (defined as restaurant net income plus depreciation, gain and/or loss on assets and pre-opening expense) over the previous 24-month period in a stabilized location is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated undiscounted future cash flow expected to be generated by the restaurant. If the carrying amount of the restaurant exceeds estimated future cash flow, an impairment charge is recognized for the amount by which the asset’s carrying amount exceeds its fair value. As a result of the above mentioned review process, we recognized a non-cash loss on asset impairment of $4.4 million related to three restaurants in fiscal 2015. We did not recognize an impairment charge during fiscal 2014 or 2013.
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
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. Although we employ both internal resources and external consultants to audit our systems, and test them for vulnerability, we have implemented firewalls, data encryption and other security controls and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, however these security measures may not eliminate all risks.

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
We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, operating results and financial condition.
As a public company, and particularly after we cease to be an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the Nasdaq Stock Market. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs. Further, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.
However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we may take advantage of certain exemptions from various reporting requirements. These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may remain an “emerging growth company” until the end of the fiscal year following the fifth anniversary of our initial public offering.
After we are no longer an “emerging growth company,” we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, when applicable to us. If we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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

Recently, the stock market has experienced considerable price and volume fluctuations. This volatility has had an impact on the market price of securities issued by many companies, including companies in our industry. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.
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
As of December 27, 2015, we have 902,096 shares of common stock reserved for issuance under the 2012 Omnibus Equity Incentive Plan. Additionally there were 634,412 shares of common stock issuable upon exercise of outstanding options, of which 517,796 of these options were fully vested.
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
Conflicts of interest may arise with some of our directors.
Our founders serve as co-chairmen on our board of directors. Our founders could invest in entities that directly or indirectly compete with us. As a result of our relationship with our founders, when conflicts arise between the interests of our founders and the interests of our stockholders, these directors may not be disinterested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
As of February 29, 2016, we operated 70 Chuy’s restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	2
Arkansas	3
Florida	5
Georgia	2
Indiana	2
Kentucky	4
Missouri	1
North Carolina	3
Ohio	4
Oklahoma	3
South Carolina	1
Tennessee	5
Texas	30
Virginia	5
Total	70

As of February 29, 2016 we have also signed leases and are in development for 11 additional restaurants in Fort Worth, Texas; San Marcos, Texas; Corpus Christi, Texas; Tallahassee, Florida; Lafayette, Louisiana; Cary, North Carolina; Charlotte, North Carolina; Sterling Virginia; Chattanooga, Tennessee; Winter Park, Florida and Rockville, Maryland. We lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. For additional information regarding our obligations under our leases, see Note 9 to our Consolidated Financial Statements.
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
Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of December 27, 2015, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

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
Market Information
Our common shares are traded on the Nasdaq Global Select Market under the symbol “CHUY”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the Nasdaq Global Select Market:

	High	Low
Fourth Quarter of 2015 (September 28, 2015 – December 27, 2015)	$34.09	$26.42
Third Quarter of 2015 (June 29, 2015 – September 27, 2015)	$35.76	$25.69
Second Quarter of 2015 (March 30, 2015 – June 28, 2015)	$28.04	$21.60
First Quarter of 2015 (December 29, 2014 – March 29, 2015)	$24.95	$18.40
Fourth Quarter of 2014 (September 29, 2014 – December 28, 2014)	$32.46	$19.00
Third Quarter of 2014 (June 30, 2014 – September 28, 2014)	$36.71	$25.16
Second Quarter of 2014 (March 31, 2014 – June 29, 2014)	$43.40	$30.11
First Quarter of 2014 (December 30, 2013 – March 30, 2014)	$42.71	$33.06
On February 29, 2016, the closing price of our common stock on the Nasdaq Global Select Market was $32.04 per share.
Holders
As of February 29, 2016, there were approximately 32 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy
During the fiscal years ended December 27, 2015 and December 28, 2014 we did not declare or pay any dividends on our common stock. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. In addition, in certain circumstances, our Revolving Credit Facility restricts our ability to pay dividends. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Stock Performance Chart
The following graph compares the cumulative total stockholder return on our common stock from July 24, 2012, the date of our IPO, through December 27, 2015 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Chuy’s common stock on July 24, 2012 and in each of the forgoing indices on July 24, 2012 and assumes the reinvestment of dividends. This graph is furnished and not filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the below stock performance graph is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 27, 2015 are derived from our audited consolidated financial statements. Not all periods shown below are discussed in this Annual Report on Form 10-K. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Years Ended (1)
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
	(Amounts are shown in thousands, except per share amounts)
Consolidated Statements of Income:
Revenue	$287,062	$245,101	$204,361	$172,640	$130,583
Costs and Expenses:
Cost of sales	75,686	69,159	55,894	46,475	36,139
Labor	93,625	82,665	66,565	55,223	41,545
Operating	39,954	33,897	29,279	24,498	19,297
Occupancy	19,019	15,167	12,262	10,332	7,622
General and administrative	16,176	11,693	10,015	9,358	7,478
Advisory agreement termination fee	—	—	—	2,000	—
Secondary offering costs	—	—	925	228	—
Settlement with former director	—	—	—	—	245
Marketing	2,249	1,719	1,306	1,319	964
Restaurant pre-opening	4,417	4,539	3,883	3,383	3,385
Loss on asset impairment	4,360	—	—	—	—
Depreciation and amortization	12,827	10,310	8,858	6,528	4,448
Total cost and expenses	268,313	229,149	188,987	159,344	121,123
Income from operations	18,749	15,952	15,374	13,296	9,460
Loss on extinguishment of debt	—	—	—	1,673	78
Interest expense, net	110	124	109	3,923	4,284
Income before income taxes	18,639	15,828	15,265	7,700	5,098
Income tax expense	5,743	4,337	4,196	2,243	1,634
Net income	12,896	11,491	11,069	5,457	3,464
Undistributed earnings allocated to participating interest	—	—	—	2,171	3,423
Net income available to common stockholders	$12,896	$11,491	$11,069	$3,286	$41
Per Share Data:
Basic net income per share	$0.78	$0.70	$0.68	$0.48	$0.21
Diluted net income per share	$0.77	$0.69	$0.66	$0.37	$0.20
Weighted average common stock outstanding
Basic	16,470,278	16,427,732	16,276,999	6,809,576	191,166
Diluted	16,739,387	16,709,471	16,677,387	12,893,290	10,852,651
Consolidated Balance Sheets Data:
Cash and cash equivalents	$8,529	$3,815	$5,323	$5,855	$2,827
Net working capital (deficit)	(7,785)	(4,823)	(4,849)	(2,680)	(4,258)
Total assets	200,461	179,212	151,162	129,721	105,938
Total debt	—	8,750	6,000	5,000	55,200
Common stock subject to put option	—	—	—	—	432
Total stockholders’ equity	$133,057	$118,188	$104,488	$87,463	$25,627
Cash dividends paid per share	$—	$—	$—	$—	$1.75

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of December 27, 2015, we operated 69 Chuy’s restaurants across 14 states.
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
We opened ten restaurants in fiscal 2015. During 2016, we have opened one restaurant as of February 29, 2016, and plan to open a total of eleven to thirteen restaurants for the year. Over the next five years, we expect to grow our restaurant base by a compounded annualized growth rate of approximately 20%. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 51, 41 and 32 restaurants at December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

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

The following table presents operating data for the periods indicated:

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Total restaurants (at end of period)	69	59	48
Total comparable restaurants (at end of period)	51	41	32
Average unit volumes (in thousands)	$4,729	$4,868	$4,884
Change in comparable restaurant sales	3.1%	3.3%	2.3%
Average check	$14.23	$13.71	$13.46
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2015, 2014 and 2013 fiscal years each consisted of 52 weeks.
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
Loss on asset impairment. Loss on impairment costs include impairment of long-lived assets associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset.
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
Results of Operations
Year Ended December 27, 2015 Compared to the Year Ended December 28, 2014
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 27, 2015	% of Revenue	December 28, 2014	% of Revenue	Change	% Change
Revenue	$287,062	100.0%	$245,101	100.0%	$41,961	17.1%
Costs and expenses:
Cost of sales	75,686	26.4%	69,159	28.2%	6,527	9.4%
Labor	93,625	32.6%	82,665	33.7%	10,960	13.3%
Operating	39,954	13.9%	33,897	13.8%	6,057	17.9%
Occupancy	19,019	6.6%	15,167	6.2%	3,852	25.4%
General and administrative	16,176	5.6%	11,693	4.8%	4,483	38.3%
Marketing	2,249	0.8%	1,719	0.7%	530	30.8%
Restaurant pre-opening	4,417	1.5%	4,539	1.9%	(122)	(2.7)%
Loss on asset impairment	4,360	1.6%	—	—%	4,360	100.0%
Depreciation and amortization	12,827	4.5%	10,310	4.2%	2,517	24.4%
Total costs and expenses	268,313	93.5%	229,149	93.5%	39,164	17.1%
Income from operations	18,749	6.5%	15,952	6.5%	2,797	17.5%
Interest expense, net	110	—%	124	0.1%	(14)	(11.3)%
Income before income taxes	18,639	6.5%	15,828	6.4%	2,811	17.8%
Income tax expense	5,743	2.0%	4,337	1.7%	1,406	32.4%
Net income	$12,896	4.5%	$11,491	4.7%	$1,405	12.2%
Revenue. Revenue increased $42.0 million, or 17.1%, to $287.1 million for the year ended December 27, 2015, as compared to $245.1 million for the year ended December 28, 2014. This increase was primarily driven by $39.3 million in incremental revenue from an additional 484 operating weeks provided by 21 new restaurants opened during and subsequent to the year ended December 28, 2014 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue related to non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening. The honeymoon period refers to the weeks following a restaurant's initial opening, during which sales are typically higher than normal.

Comparable restaurant sales increased 3.1% during the year ended December 27, 2015 compared to the same period in 2014. The increase in comparable restaurant sales was driven primarily by a 3.7% increase in average check, offset by a 0.6% decrease in average weekly customers. Our comparable sales were negatively impacted by higher than normal inclement weather throughout the Southeast and Texas during the first quarter of 2015 reducing comparable sales for 2015 by approximately $1.1 million. Our revenue mix attributed to bar sales remained unchanged at 18.2% during the year ended December 27, 2015 compared to the same period in 2014.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 26.4% during the year ended December 27, 2015, from 28.2% during the comparable period in 2014, primarily as a result of decreases in grocery, dairy, produce and chicken costs, partially offset by increases in beef costs.
Labor Costs. Labor costs as a percentage of revenue decreased to 32.6% during the year ended December 27, 2015, from 33.7% during the comparable period in 2014, primarily as a result of efficiencies gained from internal initiatives, including labor scheduling best practices and manager staffing based on volume as well as leverage from increased sales. The implementation of these initiatives started during the first quarter of 2015.
Operating Costs. Operating costs as a percentage of revenue increased to 13.9% during the year ended December 27, 2015 from 13.8% during the comparable period in 2014. The increase was primarily a result of an increase in insurance costs of 20 basis points primarily related to certain provisions of the Affordable Care Act which went into effect in the first quarter of 2015 partially offset by a decreases in liquor taxes and travel related expenses.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.6% during the year ended December 27, 2015 from 6.2% during the comparable period in 2014 primarily as a result of higher rental expense and property taxes at certain of our newly opened restaurants as we continue our expansion into larger markets in the East and Northeast.
General and Administrative Expenses. General and administrative expenses increased $4.5 million, or 38.3%, to $16.2 million for the year ended December 27, 2015, as compared to $11.7 million during the comparable period in 2014. This increase was primarily driven by an increase in performance based bonuses of $2.3 million, an increase in stock-based compensation of $0.7 million associated with new grants under our long-term incentive program, an increase in salary expense of $0.8 million related to additional employees as we continue to strengthen our infrastructure for growth, legal and professional fees of $0.3 million and smaller increases in other categories of $0.4 million.
Marketing Costs. Marketing costs as a percentage of revenue remained relatively constant at 0.8% during the year ended December 27, 2015, compared to 0.7% during the same period in 2014.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased by $0.1 million, or 2.7%, to $4.4 million for the year ended December 27, 2015, as compared to $4.5 million for the year ended December 28, 2014. This decrease is primarily due to the opening of ten restaurants during the year ended December 27, 2015 compared to eleven restaurants opened during the comparable period in 2014.
Loss on asset impairment. We review long-lived assets and intangibles subject to amortization for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. Based upon our analysis performed in the fourth quarter of 2015, we recognized a $4.4 million non-cash loss on asset impairment as a result of the performance at three of our locations. The charge was based on the difference between the carrying value of the restaurants assets and their estimated fair value.
Depreciation and Amortization. Depreciation and amortization costs increased $2.5 million to $12.8 million for the year ended December 27, 2015, as compared to $10.3 million during the comparable period in 2014, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense remained flat at approximately $0.1 million for the year ended December 27, 2015, as compared to the year ended December 28, 2014. There were no borrowings as of December 27, 2015.
Income Tax Expense. Due to higher pre-tax income levels and the utilization of the Company’s remaining federal net operating loss carryforwards in the first half of 2015, the Company's federal statutory tax rate increased from 34% to 35% in the third quarter of 2015 and it began paying federal tax obligations from operating cash flows. As a result of the increase in our federal statutory tax rate, during the third quarter of 2015 we recorded a discrete tax item of approximately $0.4 million to increase our net deferred tax liabilities. This discrete tax item was offset by the tax benefit of the non-cash loss on asset impairment of $4.4 million being recorded at the Company's incremental tax rate of 36.9% during the fourth quarter of 2015. The increase in tax rate, the discrete tax items and lower employment tax credits on employee tips as a percentage of pre-tax income increased the Company’s effective tax rate to 30.8% from 27.4% during the same period in 2014. The effective tax rates differ from the statutory tax rates of 35% and 34% primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips and the above discrete item related to the increase in our net deferred tax liabilities because of the change in the federal statutory tax rate during the year ended December 27, 2015.

Net Income. As a result of the foregoing, net income increased $1.4 million to $12.9 million for the year ended December 27, 2015 from $11.5 million during the comparable period in 2014.
Year Ended December 28, 2014 Compared to the Year Ended December 29, 2013
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 28, 2014	% of Revenue	December 29, 2013	% of Revenue	Change	% Change
Revenue	$245,101	100.0%	$204,361	100.0%	$40,740	19.9%
Costs and expenses:
Cost of sales	69,159	28.2%	55,894	27.4%	13,265	23.7%
Labor	82,665	33.7%	66,565	32.6%	16,100	24.2%
Operating	33,897	13.8%	29,279	14.3%	4,618	15.8%
Occupancy	15,167	6.2%	12,262	6.0%	2,905	23.7%
General and administrative	11,693	4.8%	10,015	4.9%	1,678	16.8%
Secondary offering costs	—	—%	925	0.5%	(925)	(100.0)%
Marketing	1,719	0.7%	1,306	0.6%	413	31.6%
Restaurant pre-opening	4,539	1.9%	3,883	1.9%	656	16.9%
Depreciation and amortization	10,310	4.2%	8,858	4.3%	1,452	16.4%
Total costs and expenses	229,149	93.5%	188,987	92.5%	40,162	21.3%
Income from operations	15,952	6.5%	15,374	7.5%	578	3.8%
Interest expense	124	0.1%	109	0.1%	15	13.8%
Income before income taxes	15,828	6.4%	15,265	7.4%	563	3.7%
Income tax expense	4,337	1.7%	4,196	2.0%	141	3.4%
Net income	$11,491	4.7%	$11,069	5.4%	$422	3.8%
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
Income Tax Expense. For the year ended December 28, 2014 our effective tax rate decreased slightly to 27.4% from 27.5% during the comparable period in 2013. For the years ended December 28, 2014 and December 29, 2013, the effective tax rate differs from the statutory rate of 34% primarily due to employment tax credits attributable to payroll taxes paid on employees' tips and various state and local income taxes.
Net Income. As a result of the foregoing, net income increased $0.4 million to $11.5 million for the year ended December 28, 2014 from $11.1 million during the comparable period in 2013.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our Revolving Credit Facility, which we entered into on November 30, 2012 and amended on October 30, 2015. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for at least the next twelve months.
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

Cash Flows for the Years Ended December 27, 2015, December 28, 2014 and December 29, 2013
The following table summarizes the statements of cash flows for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 (in thousands):

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Net cash provided by operating activities	$45,393	$29,135	$24,241
Net cash used in investing activities	(32,000)	(34,324)	(31,198)
Net cash (used in) provided by financing activities	(8,679)	3,681	6,425
Net increase (decrease) in cash and cash equivalents	4,714	(1,508)	(532)
Cash and cash equivalents at beginning of year	3,815	5,323	5,855
Cash and cash equivalents at end of period	$8,529	$3,815	$5,323
Operating Activities. Net cash provided by operating activities increased $16.3 million to $45.4 million for the year ended December 27, 2015, from $29.1 million during the same period in 2014. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the year ended December 27, 2015 compared to the same period in 2014 was primarily due to an increase in net income of $1.4 million and net increases from changes in operating assets and liabilities of $7.0 million primarily related to increases in accrued liabilities and deferred rent of $3.3 million, deferred lease incentives of $3.6 million, prepaid expenses of $1.0 million offset by decreases in all other operating assets and liabilities of $0.9 million due to timing differences. There were additional increases in non-cash reconciling items primarily related to increases in depreciation and amortization of $2.5 million as a result of our continued expansion, increases in stock-based compensation of $0.7 million, and increase in the excess tax benefit from stock-based compensation of $0.6 million, offset by a decrease in deferred lease amortization of $0.4 million.
Net cash provided by operating activities increased $4.9 million to $29.1 million for the year ended December 28, 2014, from $24.2 million during the same period in 2013. The increase in net cash provided by operating activities during the year ended December 28, 2014 compared to the same period in 2013 was primarily due to an increase in net income of $0.4 million; net increases in non-cash reconciling items primarily related to increases in depreciation and amortization of $1.4 million as a result of our continued expansion, increases in stock-based compensation of $3.9 million associated with our long-term incentive program and a decrease in the excess tax benefit from stock-based compensation as a result of fewer option exercises in 2014 and an increase in deferred taxes of $3.4 million. This increase was partially offset by net decreases from changes in operating assets and liabilities of $4.2 million primarily related to decreases in accrued liabilities and deferred rent of $1.8 million, deferred lease incentives of $1.4 million, prepaid expenses of $0.5 million and all other operating assets and liabilities of $0.5 million due to timing differences.
Investing Activities. Net cash used in investing activities decreased $2.3 million to $32.0 million for the year ended December 27, 2015, from $34.3 million for the year ended 2014. This change was the result of the timing of our construction schedule and the related construction payments associated with the construction of our ten new restaurants that opened during the year ended December 27, 2015, as well as expenditures related to six additional unopened restaurants under construction at December 27, 2015 as compared to eleven new restaurants opened and four additional restaurants under construction during the comparable period in 2014.
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
Financing Activities. Net cash used by financing activities increased $12.4 million to $8.7 million for the year ended December 27, 2015 from $3.7 million provided by financing activities during the same period in 2014. This increase in net cash used was primarily the result of $8.8 million in net payments on the Revolving Credit facility during the year ended December 27, 2015, compared to net borrowings of $2.8 million during the comparable period in 2014. Proceeds from the exercise of stock options of decreased by $0.2 million during the year ended December 27, 2015 from $0.3 million during the comparable period in 2014. During the year ended December 27, 2015 we also incurred $0.1 million related to the indirect repurchase of shares for minimum tax withholdings. In addition, we recognized $0.6 million less in excess tax benefits from stock-based compensation compared to the same period in 2014.

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
As of December 27, 2015, we lease six of our restaurant locations and our corporate office from entities owned by our founders. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. We estimate that each ground-up restaurant will require a total cash investment of $1.8 million to $2.4 million (net of estimated tenant incentives of between zero and $1.0 million). We estimate that each conversion will require a total cash investment of $2.0 million to $2.2 million. In addition to the cost of the conversion or ground-up buildout, we expect to spend approximately $400,000 to $450,000 per restaurant for restaurant pre-opening costs. We currently target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1 for our new restaurants.
For 2016, we currently estimate capital expenditure outlays will range between $33.0 million and $38.0 million, net of agreed upon tenant improvement allowances and excluding approximately $5.0 million to $5.9 million of restaurant pre-opening costs for new restaurants that are not capitalized. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.3 million (net of estimated tenant improvement allowances) each for the opening of 11 to 13 new restaurants as well as $5.0 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2016.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $7.8 million at December 27, 2015, compared to a net working capital deficit of $4.8 million at December 28, 2014.
Secondary Offerings
Subsequent to our IPO in July of 2012, we completed two secondary offerings in January 2013 and April 2013 for 5,175,000 and 3,000,000 shares, respectively, including shares sold to the underwriters pursuant to their overallotment options. We did not receive any proceeds from the two secondary offerings as all the shares sold in the offerings were owned by certain of the Company's existing stockholders. The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of shares in the two secondary offerings; however, the Company incurred costs and registration expenses related to the offerings of approximately $925,000 during the year ended December 29, 2013.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of December 27, 2015 we had no outstanding indebtedness under our Revolving Credit Facility.
Under our Revolving Credit Facility, we may request to increase the size of our Revolving Credit Facility by up to $25.0 million, in minimum principal amounts of $5.0 million or the remaining amount of the $25.0 million if less than $5.0 million (the "Incremental Revolving Loan"), the Incremental Revolving Loan will be effective after 10 days written notice to the agent. In the event that any of the lenders fund the Incremental Revolving Loan, the terms and provisions of the Incremental Revolving Loan will be the same as under our Revolving Credit Facility.
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon our election, of (i) the base rate (which is the highest of prime rate, federal funds rate plus 0.5% or one month LIBOR plus 1%), or (ii) LIBOR, plus, in either case, an applicable margin based on our consolidated total lease adjusted leverage ratio (as defined in the Revolving Credit Facility agreement). Our Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on our consolidated total lease adjusted leverage ratio. In addition, the revolving line of credit requires compliance with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants as well as places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio does not exceed 3.50 to 1.00.
As of December 27, 2015, we were in compliance with all covenants under our Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.
Contractual Obligations
The following table summarizes contractual obligations at December 27, 2015 (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Long-Term Debt Obligations (1)	$151	$31	$63	$57	$—
Operating Lease Obligations (2)	278,903	17,260	35,549	33,411	192,683
Purchase Obligations (3)	21,902	21,902	—	—	—
Total	$300,956	$39,193	$35,612	$33,468	$192,683

(1)
Reflects principal and interest payments on revolver balances and fees on unused revolver commitments under our Revolving Credit Facility. As of December 27, 2015, no indebtedness was outstanding. All amounts under our Revolving Credit Facility are due October 30, 2020.

(2)
Reflects the aggregate minimum lease payments for our restaurant operations and corporate office. Operating lease obligations excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales.

(3)	Includes contractual purchase commitments for the purchase of goods related to restaurant operations and commitments for construction of new restaurants.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 27, 2015, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
Critical Accounting Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. The following is a description of what we consider to be our most significant critical accounting policies.

Leases and Leasehold Improvements. We lease land, buildings and/or certain equipment for the majority of our restaurants under noncancelable lease agreements. Our land and building leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for one or more five-year periods. We account for leases in accordance with the provisions of Accounting Standards Codification ("ASC") 840, Leases, and other related authoritative guidance. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.
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
We make judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements and deferred lease incentives for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used. In February 2016, the FASB issued updated guidance that requires lease arrangements with a lease term longer than 12 months result in the recognition of an asset and liability. The updated guidance is effective for annual periods after December 15, 2018 and early adoption is permitted. We have not yet evaluated the impact of the updated guidance on our business and financial statements.
Impairment of Long-Lived Assets. We review long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. We have determined that our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, as this is the lowest level of identifiable cash flows and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The other factors and circumstances include changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, incurring excess costs in construction of the asset, overall restaurant operating performance and projections for future performance. These estimates result in a wide range of variability on a year to year basis due to the nature of the criteria.
We regularly review restaurant-level cash flow over the previous 24-month period to determine if potential impairment indicators exist and if further testing is warranted. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. In performing our impairment testing, we forecast our future undiscounted cash flows by looking at recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to estimate future undiscounted cash flows. We compare this cash flow forecast to the carrying value of the restaurant. Based on this analysis, if we believe the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the long-lived assets carrying value exceeds fair value. As a result of the above mentioned review process, we recognized a of $4.4 million non-cash loss on asset impairment related to three restaurants in fiscal 2015. We did not recognize an impairment charge during fiscal 2014 or 2013.
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
For goodwill, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, we calculate the implied estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. For this impairment evaluation, the Company considers all of its stores in total as one reporting unit. If the reporting unit’s implied estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference. Our analysis indicated that no impairments of goodwill or indefinite-lived intangibles occurred during fiscal 2015, 2014 or 2013.
Similarly, the impairment evaluation for indefinite life intangible assets, which includes our trade names, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, we calculate the implied estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.
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
Stock-Based Compensation. Compensation cost for stock options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan, and are referred to as "restricted stock units") granted is determined based on the fair value of the security at the date of grant and is recognized, net of estimated forfeitures, over the award’s requisite service period on a straight-line basis. The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. We use the Black-Scholes valuation model to determine the fair value of our stock options, which requires assumptions to be made regarding our stock price volatility, the expected life of the award, risk-free interest rate, and expected dividend rates. The volatility assumptions were derived from the volatilities of comparable public restaurant companies. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. We expect to continue to grant stock options and restricted stock units in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.
Recent Accounting Pronouncements
We reviewed all significant newly-issued accounting pronouncements and concluded that, with the exception of the pronouncement below, they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue with Contracts from Customers". ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted only for interim and annual periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in the financial statements from an asset on the balance sheet to a deduction from the related debt liability except for revolving credit agreements where they remain assets.  Amortization of the costs will continue to be reported as interest expense.  ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
Software Licenses
In April 2015, the FASB issued ASU 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement", which provides guidance about whether a cloud computing arrangement includes a software license.  ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
Income Taxes
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet to simplify presentation. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. During the fourth quarter of 2015, the Company implemented this change retrospectively which resulted in current deferred taxes of $0.2 million at December 28, 2014 being reclassified to long-term deferred taxes.
Leases
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.
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
Many of our restaurant staff members are paid hourly rates related to the federal minimum wage. Labor costs related to hourly wages have been impacted by and will continue to be impacted by mandated increases in minimum wage rates at the federal state and local levels. Certain operating costs, such as taxes, insurance and other outside services increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in an annualized change to our interest expense of approximately $2,500 per every million dollars borrowed. As of December 27, 2015, we had no borrowings under our Revolving Credit Facility.

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
Our consolidated financial statements, notes thereto and the report of RSM US LLP, our independent registered public accounting firm, are set forth beginning on page F-1 hereto and are incorporated herein by reference.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2015 based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2015.
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
None

PART III
The information required by Items 10, 11, 12, 13 and 14 will be furnished by an amendment hereto.

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

Date:	March 10, 2016	CHUY’S HOLDINGS, INC.

		By:	/s/ STEVEN J. HISLOP
Steven J. Hislop
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVE HISLOP
Steve Hislop	Director, President and Chief Executive Officer (principal executive officer)	3/10/2016
/s/ JON HOWIE
Jon Howie	Vice President and Chief Financial Officer (principal financial and accounting officer)	3/10/2016
/s/ MIKE YOUNG
Mike Young	Co-Chairman of the Board, Director	3/10/2016
/s/ JOHN ZAPP
John Zapp	Co-Chairman of the Board, Director	3/10/2016
/s/ STARLETTE JOHNSON
Starlette Johnson	Director	3/10/2016
/s/ SAED MOHSENI
Saed Mohseni	Director	3/10/2016
/s/ DOUGLAS SCHMICK
Douglas Schmick	Director	3/10/2016
/s/ IRA ZECHER
Ira Zecher	Director	3/10/2016

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
4.2
Amended and Restated Stockholders Agreement, dated May 4, 2010, by and among Chuy’s Holdings, Inc., MY/ZP Equity, LP, Goode Chuy’s Holdings, LLC, Goode Chuy’s Direct Investors, LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC, 522 Fifth Avenue Fund, L.P., and certain other stockholders, optionholders and permitted transferees (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

4.3
Amendment to Amended and Restated Stockholders Agreement, dated July 9, 2012, by and among Chuy’s Holdings, Inc., MY/ZP Equity, LP, Goode Chuy’s Holdings, LLC, Goode Chuy’s Direct Investors, LLC, J.P. Morgan U.S. Direct Corporate Finance Institutional Investors III LLC, 522 Fifth Avenue Fund, L.P., and certain other stockholders, optionholders and permitted transferees (incorporated by reference to Exhibit 4.3 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.1*
Chuy’s Holdings, Inc. 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.2*
Form of Restricted Share Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.3*
Form of Option Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.4*
Form of Restricted Stock Unit Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed on March 12, 2015)

10.5*	Form of Option Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 8, 2015)
10.6*	Form of Restricted Stock Unit Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on form 10-K, filed on March 11, 2014)
10.7*	Chuy’s Holdings, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
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
10.25*
Employment Agreement, dated November 16, 2011, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steven J. Hislop (incorporated by reference to Exhibit 10.31 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 17, 2011)

10.26*
Employment Agreement, dated November 16, 2011, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon W. Howie (incorporated by reference to Exhibit 10.32 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 17, 2011)

10.27*
Form of Employment Agreement, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and certain employees (incorporated by reference to Exhibit 10.33 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 16, 2011)

10.28*
Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.29*
Chuy’s Holdings, Inc. Amended and Restated 2006 Stock Option Plan (incorporated by reference to Exhibit 10.37 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-176097), filed on May 17, 2012)

10.30
Credit Agreement, dated November 30, 2012, by and among Chuy’s Holdings, Inc., as borrower, the subsidiaries of Chuy’s Holdings, Inc., as guarantors, and Wells Fargo Bank, N.A., as administrative agent, swingline lender, issuing lender and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012)

10.31
First Amendment to the Credit Agreement, dated October 30, 2015, by and among Chuy’s Holdings, Inc., as borrower, the guarantors party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 3, 2015)

21.1+	Subsidiary of Chuy’s Holdings, Inc.
23.1+	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Chuy’s Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. and subsidiary as of December 27, 2015 and December 28, 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chuy’s Holdings, Inc. and subsidiary as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ RSM US LLP
Dallas, Texas
March 10, 2016

CHUY’S HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 27, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$8,529	$3,815
Accounts receivable	1,118	922
Lease incentives receivable	2,756	4,164
Inventories	1,194	926
Prepaid expenses and other current assets	2,639	3,087
Total current assets	16,236	12,914
Property and equipment, net	136,493	118,807
Other assets and intangible assets, net	1,763	1,522
Trade name	21,900	21,900
Goodwill	24,069	24,069
Total assets	$200,461	$179,212
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,294	$5,921
Accrued liabilities	14,874	10,397
Deferred lease incentives	1,853	1,419
Total current liabilities	24,021	17,737
Deferred tax liability, net	10,281	7,207
Accrued deferred rent	6,908	5,252
Deferred lease incentives, less current portion	26,194	22,078
Long-term debt	—	8,750
Total liabilities	67,404	61,024

Commitments and contingencies (notes 9 and 14)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,490,600 shares issued and outstanding at December 27, 2015 and 16,440,906 shares issued and outstanding at December 28, 2014	165	164
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 27, 2015 and December 28, 2014	—	—
Paid-in capital	90,439	88,467
Retained earnings	42,453	29,557
Total stockholders’ equity	133,057	118,188
Total liabilities and stockholders’ equity	$200,461	$179,212

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Revenue	$287,062	$245,101	$204,361
Costs and expenses:
Cost of sales	75,686	69,159	55,894
Labor	93,625	82,665	66,565
Operating	39,954	33,897	29,279
Occupancy	19,019	15,167	12,262
General and administrative	16,176	11,693	10,015
Secondary offering costs	—	—	925
Marketing	2,249	1,719	1,306
Restaurant pre-opening	4,417	4,539	3,883
Loss on asset impairment	4,360	—	—
Depreciation and amortization	12,827	10,310	8,858
Total costs and expenses	268,313	229,149	188,987
Income from operations	18,749	15,952	15,374
Interest expense, net	110	124	109
Income before income taxes	18,639	15,828	15,265
Income tax expense	5,743	4,337	4,196
Net income	$12,896	$11,491	$11,069
Net income per common share:
Basic	$0.78	$0.70	$0.68
Diluted	$0.77	$0.69	$0.66
Weighted-average shares outstanding:
Basic	16,470,278	16,427,732	16,276,999
Diluted	16,739,387	16,709,471	16,677,387

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 27, 2015, December 28, 2014 and December 29, 2013
(In thousands, except share and per share data)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 30, 2012	15,918,427	$159	$80,307	$6,997	$87,463
Stock-based compensation	—	—	531	—	531
Proceeds from exercise of stock options	467,256	5	1,430	—	1,435
Excess tax benefit from stock-based compensation	—	—	3,990	—	3,990
Net Income	—	—	—	11,069	11,069
Balance, December 29, 2013	16,385,683	164	86,258	18,066	104,488
Stock-based compensation	—	—	1,278	—	1,278
Proceeds from exercise of stock options	55,223	—	322	—	322
Excess tax benefit from stock-based compensation	—	—	609	—	609
Net Income	—	—	—	11,491	11,491
Balance, December 28, 2014	16,440,906	164	88,467	29,557	118,188
Stock-based compensation	—	—	1,832	—	1,832
Proceeds from exercise of stock options	28,520	1	163	—	164
Excess tax benefit from stock-based compensation	—	—	34	—	34
Settlement of restricted stock units	23,590	—	—	—	—
Indirect repurchase of shares for minimum tax witholdings	(2,416)	—	(57)	—	(57)
Net Income	—	—	—	12,896	12,896
Balance, December 27, 2015	16,490,600	$165	$90,439	$42,453	$133,057

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net income	$12,896	$11,491	$11,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,827	10,310	8,858
Amortization of loan origination costs	43	45	45
Loss on asset impairment	4,360	—	—
Stock-based compensation	1,718	1,054	531
Excess tax benefit from stock-based compensation	(34)	(609)	(3,990)
Loss on disposal of property and equipment	108	30	61
Amortization of deferred lease incentives	(1,684)	(1,303)	(1,242)
Deferred income taxes	3,074	3,060	(314)
Changes in operating assets and liabilities:
Accounts receivable	(196)	(286)	(72)
Inventories	(268)	(221)	(84)
Prepaid expenses and other current assets	448	(586)	(96)
Accounts payable	(1,708)	(770)	(610)
Accrued liabilities and deferred rent	6,167	2,853	4,612
Deferred lease incentives	7,642	4,067	5,473
Net cash provided by operating activities	45,393	29,135	24,241
Cash flows from investing activities:
Purchase of property and equipment	(31,628)	(33,936)	(30,905)
Purchase of other assets	(372)	(388)	(293)
Net cash used in investing activities	(32,000)	(34,324)	(31,198)
Cash flows from financing activities:
Borrowings under revolving line of credit	1,000	4,250	3,000
Payments under revolving line of credit	(9,750)	(1,500)	(2,000)
Loan origination costs	(70)	—	—
Excess tax benefit from stock-based compensation	34	609	3,990
Proceeds from the exercise of stock options	164	322	1,435
Indirect repurchase of shares for minimum tax withholdings	(57)	—	—
Net cash (used in) provided by financing activities	(8,679)	3,681	6,425
Net increase (decrease) in cash and cash equivalents	4,714	(1,508)	(532)
Cash and cash equivalents, beginning of period	3,815	5,323	5,855
Cash and cash equivalents, end of period	$8,529	$3,815	$5,323

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$3,081	$2,071	$1,767

Supplemental cash flow disclosures:
Cash paid for interest	$95	$175	$130
Cash paid for income taxes	$4,091	$632	$685

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

1. Description of Business
Chuy’s Holdings, Inc., a Delaware corporation (the “Company”), through its wholly owned subsidiary, Chuy’s Opco, Inc., owns and operates restaurants in Texas and 14 states in the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company had 69, 59, and 48 restaurants, as of December 27, 2015, December 28, 2014, and December 29, 2013, respectively.
Chuy’s was founded in Austin, Texas in 1982 and prior to 2006, operated as Chuy’s Comida Deluxe, Inc. (“Chuy’s”). The Company was incorporated and acquired in November 2006 by Goode Chuy’s Holdings, LLC, an affiliate of Goode Partners LLC (the “Sponsor”), the controlling stockholder. In connection with the secondary offering completed in April 2013, the Sponsor is no longer the controlling stockholder.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.
Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income, income per share or stockholders' equity.
Fiscal Year
The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal years ended December 27, 2015, December 28, 2014 and December 29, 2013 each had 52 weeks.
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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

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
Goodwill
Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs tests to assess potential impairments on the first day of the fourth quarter or during the year if an event or other circumstance indicates that goodwill may be impaired. The impairment evaluation for goodwill is conducted using a three-step process. In the first step, a qualitative assessment is performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company considers all of its stores in total as one reporting unit. If it is concluded that this is the case, then a second step is performed by comparing the implied estimated fair value of the reporting unit to the carrying amount, including goodwill. If the estimated fair value is less than the carrying amount, then a third step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the third step, the implied fair value of the goodwill is determined by allocating fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this third step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference.  No goodwill impairment charges were recognized during 2015, 2014, or 2013.
Indefinite Life Intangibles
Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized because there is no foreseeable limit to the cash flows generated by the intangible asset, and have no legal, contractual, regulatory, economic or competitive limiting factors.
The annual impairment evaluation for indefinite life intangible assets includes a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite life intangible assets are less than their carrying value. If it is concluded that this is the case, then a second step is performed by comparing the asset’s carrying value to the asset’s implied estimated fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. No indefinite life intangible impairment charges were recognized during 2015, 2014, or 2013.
Impairment of Long-lived Assets
The Company reviews long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. The Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans and regularly reviews any restaurants with a deficient level of cash flows for the previous 24 months to determine if impairment testing is necessary.  Recoverability of assets to be held and used is measured by

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

a comparison of the carrying amount of the restaurant to the estimated fair value. Based on this analysis, if the carrying amount of the restaurant exceeds the estimated fair value, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value.
As a result of the above mentioned review process, the Company recognized a $4.4 million non-cash loss on asset impairment as a result of the performance related to three restaurants in fiscal 2015. The Company did not recognize an impairment charge during fiscal 2014 or 2013.
The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are based upon a significant degree of management judgment. The estimates used in the impairment analysis represent a Level 3 fair value measurement. The Company continues to assess the performance of restaurants and monitors the need for future impairment. Changes in economic environment, real estate markets, capital spending and overall operating performance could impact these estimates and result in future impairment charges.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 27, 2015 and December 28, 2014 approximate their fair value due to the short-term maturities of these financial instruments. The Company’s long-term debt has a variable interest rate and therefore re-prices frequently and entails no significant change in credit risk and as a result the fair value approximates the carrying value.
In regards to the Company's impairment analysis, we generally estimate long-lived asset fair values, including property and equipment and leasehold improvements, using either the cost and/or the income approach. The inputs used to determine fair value relate primarily to the assumptions regarding the long-lived assets exit cost at their highest and best use and future assumptions regarding restaurant sales and profitability. These inputs are categorized as Level 3 inputs. The inputs used represent assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the time of the analysis.
Loan Origination Costs
Loan origination costs are capitalized and amortized over the term of the related debt and is included in interest expense in the consolidated statements of income.
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
Marketing
The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed on the expected timing of those events. Marketing expense was $2.2 million, $1.7 million, and $1.3 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

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
Recent Accounting Pronouncements
The Company's management reviewed all significant newly-issued accounting pronouncements and concluded that, with the exception of the pronouncements below, they either are not applicable to the Company's operations or that no material effect is expected on the Company's consolidated financial statements as a result of future adoption.
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue with Contracts from Customers". ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted only for interim and annual periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in the financial statements from an asset on the balance sheet to a deduction from the related debt liability except for revolving credit agreements where they remain assets.  Amortization of the costs will continue to be reported as interest expense.  ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
Software Licenses
In April 2015, the FASB issued ASU 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement", which provides guidance about whether a cloud computing arrangement includes a software license.  ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Income Taxes
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes". This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet to simplify presentation. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. During the fourth quarter of 2015, the Company implemented this change retrospectively which resulted in current deferred taxes of $0.2 million at December 28, 2014 being reclassified to long-term deferred taxes.
Leases
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.
3. Net Income Per Share
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
There were approximately 26,000 and 13,000 shares of common stock equivalents that have been excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive for the years ended December 27, 2015 and December 28, 2014, respectively. No shares were excluded for the year ending December 29, 2013.

The computations of basic and diluted net income per share is as follows:

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
BASIC
Net income	$12,896	$11,491	$11,069

Weighted-average common shares outstanding	16,470,278	16,427,732	16,276,999
Basic net income per common share	$0.78	$0.70	$0.68

DILUTED
Net income	$12,896	$11,491	$11,069

Weighted-average common shares outstanding	16,470,278	16,427,732	16,276,999
Dilutive effect of stock options	269,109	281,739	400,388
Weighted-average of diluted shares	16,739,387	16,709,471	16,677,387
Diluted net income per common share	$0.77	$0.69	$0.66

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

4. Prepaid Expenses and Other Current Assets
The major classes of prepaid expenses and other current assets at December 27, 2015 and December 28, 2014 are summarized as follows:

	December 27, 2015	December 28, 2014
Deposits on equipment	$618	$656
Prepaids	1,733	2,304
Other current assets	288	127
Total prepaids expenses and other current assets	$2,639	$3,087
5. Property and Equipment
The major classes of property and equipment as of December 27, 2015 and December 28, 2014 are summarized as follows:

	December 27, 2015	December 28, 2014
Leasehold improvements	$113,808	$94,979
Furniture, fixtures and equipment	57,764	49,232
Construction in progress	10,848	9,242
	182,420	153,453
Less accumulated depreciation	(45,927)	(34,646)
Total property and equipment, net	$136,493	$118,807
Depreciation expense was $12.7 million, $10.2 million and $8.8 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.
6. Other Assets and Intangible Assets
The major classes of other assets and intangibles assets along with related accumulated amortization at December 27, 2015 and December 28, 2014 are summarized as follows:

	Average Life at December 27, 2015	2015			2014
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived assets:
Loan origination costs	4.9	$294	$(136)	$158	$224	$(93)	$131
Lease acquisition costs	12.4	1,881	(351)	1,530	1,581	(265)	1,316
Total finite-lived assets		2,175	(487)	1,688	1,805	(358)	1,447
Indefinite-lived assets:
Liquor license		75	—	75	75	—	75
Total indefinite-lived assets		75	—	75	75	—	75
Total other assets and intangible assets		$2,250	$(487)	$1,763	$1,880	$(358)	$1,522
Amortization expense was $0.1 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

The following table represents the total estimated amortization of finite-lived intangible assets for the five succeeding fiscal years and thereafter:

For the Fiscal Years Ended:
2016	$129
2017	129
2018	127
2019	124
2020	116
Thereafter	1,063
$1,688
7. Long-Term Debt
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of December 27, 2015 the Company had no outstanding indebtedness under the Company's amended Revolving Credit Facility.
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
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon the Company's election, of (i) the base rate (which is the highest of prime rate, federal funds rate plus 0.5% or one month LIBOR plus 1%), or (ii) LIBOR, plus, in either case, an applicable margin based on the Company's consolidated total lease adjusted leverage ratio (as defined in the Revolving Credit Facility agreement). Our Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on our consolidated total lease adjusted leverage ratio.
The revolving line of credit also requires compliance with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio does not exceed 3.50 to 1.00.
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets.
8. Accrued Liabilities
The major classes of accrued liabilities at December 27, 2015 and December 28, 2014 are summarized as follows:

	December 27, 2015	December 28, 2014
Accrued compensation and related benefits	$8,080	$3,883
Other accruals	1,791	2,582
Sales and use tax	2,084	1,779
Property tax	1,274	827
Deferred gift card revenue	1,645	1,326
Total accrued liabilities	$14,874	$10,397

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

9. Leases
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
At December 27, 2015, the future minimum rental commitments under non-cancellable operating leases, for opened restaurants and those under development, including option periods that are reasonably assured of renewal are as follows:

	Related Party	Unrelated Parties	Total
Fiscal year ending:
2016	$1,921	$15,339	$17,260
2017	1,309	16,505	17,814
2018	1,322	16,413	17,735
2019	318	16,374	16,692
2020	325	16,394	16,719
Thereafter	325	192,358	192,683
Total minimum lease payments	$5,520	$273,383	$278,903
The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.
Rent expense, excluding real estate taxes, CAM charges, insurance, deferred lease incentives and other expenses related to operating leases for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 consists of the following:

	2015	2014	2013
Minimum rent—related parties	$1,901	$1,969	$1,930
Contingent rent—related parties	646	600	543
Total rent—related parties	2,547	2,569	2,473
Minimum rent—unrelated parties	12,401	9,888	7,945
Contingent rent—unrelated parties	355	291	237
Total rent—unrelated parties	12,756	10,179	8,182
Total minimum and contingent rent	$15,303	$12,748	$10,655
10. Stockholders' Equity
Public Offerings
The following table summarizes our public offerings of common stock, all of which have been registered under the Securities Act of 1933:

	Date	Number of Shares	Net Proceeds	Use of Proceeds
Secondary	January 30, 2013	5,175,000	—	(a)
Secondary	April 17, 2013	3,000,000	—	(a)

(a)	The Company did not receive any proceeds from the two secondary offerings as all shares sold in the offerings were owned by certain of the Company's existing stockholders.
The selling stockholders paid all of the underwriting discounts and commissions associated with the sale of shares in the two secondary offerings; however, the Company incurred costs and registration expenses related to the offerings of approximately $925,000 during the year ended December 29, 2013.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

11. Employee Benefit Plan
The Chuy’s Opco, Inc. 401(k) plan, (the “401(k) Plan”), is a defined contribution plan covering all eligible employees. The 401(k) Plan provides for employee salary deferral contributions up to the maximum amount allowable by the Internal Revenue Service (“IRS”), as well as Company discretionary matching contributions. Company contributions relating to the 401(k) Plan were $209,000, $176,000 and $151,000 for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.
12. Stock-Based Compensation
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
In connection with the IPO, the Company adopted the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units and other equity-based awards to directors, officers, and key employees of the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The outstanding options under the 2012 Plan vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of 10 years. The outstanding restricted stock units vest 25% on each of the first four anniversaries of the date of grant. As of December 27, 2015, a total of 902,096 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated statements of income was $1,718,000, $1,054,000 and $531,000 for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. Stock-based compensation recognized as capitalized development was $114,000 and $224,000 for the years ended December 27, 2015 and December 28, 2014, respectively. Capitalized stock-based compensation is included in Property and equipment, net on the consolidated balance sheets.
Stock Options
A summary of stock-based compensation activity and changes related to stock options for the year ended December 27, 2015 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and expected to vest as of December 28, 2014	684,188	$12.27
Granted	—	—
Exercised	(28,520)	5.71
Forfeited	(21,256)	31.79
Outstanding and expected to vest as of December 27, 2015	634,412	$11.91	3.80	$12,239
Exercisable as of December 27, 2015	517,796	$8.99	3.11	$11,483
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of December 27, 2015 and multiplying this result by the related number of options outstanding and exercisable at December 27, 2015. The estimated fair value of the common stock as of December 27, 2015 used in the above calculation was $31.14 per share, the closing price of the Company’s common stock on December 25, 2015, the last trading day of the year. The total intrinsic value of options exercised was $0.6 million and $1.9 million for the years ended December 27, 2015 and December 28, 2014, respectively. During the years ended December 27, 2015, December 28, 2014 and December 29, 2013 the total fair value of options vested was $0.6 million, $0.6 million, and $0.3 million, respectively.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

The weighted-average grant date fair value of options granted was $11.12 and $11.05 per share, during the years ended, December 28, 2014 and December 29, 2013, respectively, as estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions (no options were granted during the year ended December 27, 2015:

	2014	2013
Dividend yield	—%	—%
Expected volatility	37%	43%
Risk-free rate of return	1.58%	0.80%
Expected life (in years)	5	5
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
There was approximately $0.8 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of December 27, 2015. These costs will be recognized ratably through the year 2019. In the event of a change of control, approximately $43,000 of the Company’s unrecognized compensation costs would be immediately recognized.
One significant factor in determining the fair value of the Company's options, when using the Black-Scholes option pricing model, is the fair value of the common stock underlying those stock options. The fair value of the Company's common stock is based on the market price as quoted by the Nasdaq Stock Market.
Restricted Stock Units
A summary of stock-based compensation activity and changes related to restricted stock units for the year ended December 27, 2015 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding and expected to vest as of December 28, 2014	87,428	$40.36
Granted	110,100	23.57
Vested	(23,590)	39.75
Forfeited	(8,827)	31.62
Outstanding and expected to vest as of December 27, 2015	165,111	$29.72	2.77
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 27, 2015, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $3.8 million, which is expected to be recognized ratably through the year 2019.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

13. Income Taxes
The provision for federal and state income taxes for the years ended December 27, 2015, December 28, 2014 and December 29, 2013 consisted of the following:

	2015	2014	2013
Current income tax expense:
Federal	$1,724	$—	$—
State	945	713	775
Total current income tax expense	2,669	713	775
Deferred income tax expense:
Federal	2,903	3,506	3,216
State	171	118	205
Total deferred income tax expense	3,074	3,624	3,421
Total income tax expense	$5,743	$4,337	$4,196
Temporary difference between tax and financial reporting basis of assets and liabilities that give rise to the deferred income tax assets (liabilities) and their related tax effects as of December 27, 2015 and December 28, 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$—	$643
Accrued liabilities	588	536
General business tax credits	8,135	10,121
Stock-based compensation	1,121	856
Other	309	168
Total deferred tax assets	10,153	12,324
Deferred tax liability:
Intangibles	(9,523)	(8,157)
Prepaid expenses	(1,371)	(590)
Property and equipment	(9,540)	(10,784)
Total deferred tax liabilities	(20,434)	(19,531)
Deferred tax liabilities, net	$(10,281)	$(7,207)
The Company’s net operating loss carry forward of $0.6 million at December 28, 2014 was utilized during 2015. We have approximately $93,100 and $1,700,000 of tax benefits ($34,000 and $609,000 net of tax, respectively) related to excess stock compensation which were recorded to additional paid-in-capital during the fiscal years ended December 27, 2015 and December 28, 2014, respectively. Under the "tax law ordering" method, as described in ASC 740, these amounts were also used as a tax deductions and reduced taxable income and the amount of net operating loss carry forward utilized during the fiscal years ended December 27, 2015 and December 28, 2014, respectively. As of December 27, 2015, the Company has general business tax credits of $8.1 million expiring in 2033.
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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

The effective income tax expense differs from the federal statutory tax expense of 35% for the fiscal year ended December 27, 2015, and 34% for the fiscal years ended December 28, 2014 and December 29, 2013 as follows:

	2015	2014	2013
Expected income tax expense	$6,524	$5,382	$5,191
State tax expense, net of federal benefit	725	548	647
FICA tip credit	(1,986)	(1,676)	(1,381)
Other	480	83	(261)
Income tax expense	$5,743	$4,337	$4,196
Federal tax standards require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The standards also require that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. As of December 27, 2015 and December 28, 2014 the Company recognized no liability for uncertain tax positions.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision. However, the Company currently has no penalties or interest related to income taxes.
14. Commitments and Contingencies
The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
15. Related Party Transactions
The Company leases its corporate office and six restaurant locations from entities owned by its founders. See Note 9 Leases.
In addition, the Company entered into a management agreement in November 2006 with Three Star Management, Ltd. (an entity owned by its founders) to provide management services, such as administrative, accounting and human resources support, to Three Star Management’s restaurants. In connection with this agreement, the Company received management fees of $40,000 for fiscal 2015, 2014 and 2013.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

16. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2015 and fiscal 2014:

	2015
	March 29	June 28	September 27	December 27
Revenue	$66,829	$75,362	$73,910	$70,961
Income from operations (1)	4,603	7,597	6,612	(63)
Net income	3,235	5,373	4,069	219
Basic net income per share	$0.20	$0.33	$0.25	$0.01
Diluted net income per share	$0.19	$0.32	$0.24	$0.01
	2014
	March 30	June 29	September 28	December 28
Revenue	$55,951	$63,284	$64,107	$61,759
Income from operations	3,782	4,933	4,252	2,985
Net income	2,632	3,446	3,106	2,307
Basic net income per share	$0.16	$0.21	$0.19	$0.14
Diluted net income per share	$0.16	$0.21	$0.19	$0.14

(1)	Contains loss on asset impairment that decreased income from operations by $4.4 million related to three restaurants in the fourth quarter of 2015.
17. Subsequent Events
Subsequent to December 27, 2015, the Company opened one new restaurant, for a total of 70 restaurants in 14 states.