Form 10-K/A
period 2015-12-27
CHUY'S HOLDINGS, INC.
filed 2016-04-15
CIK 1524931

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
The number of shares of the registrant’s common stock outstanding at April 8, 2016 was 16,539,797.

EXPLANATORY NOTE
Chuy's Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 27, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
This Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about our directors and executive officers as of December 27, 2015:

NAMES	AGE	POSITIONS
Steve Hislop	56	Director, President and Chief Executive Officer
Jon Howie	48	Vice President and Chief Financial Officer
Sharon Russell	60	Secretary and Chief Administrative Officer
Michael Hatcher	55	Vice President of Real Estate and Development
Michael Young	67	Co-Chairman of the Board, Director
John Zapp	63	Co-Chairman of the Board, Director
Starlette Johnson	52	Director (1), (3)
Saed Mohseni	53	Director (1), (2)
Doug Schmick	68	Director (2), (3)
Ira Zecher	63	Director (1), (2)

(1)	Member of audit committee.

(2)	Member of compensation committee.

(3)	Member of nominating and corporate governance committee.
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
Jon Howie has served as our Chief Financial Officer since August 2011 and Vice President since April of 2013. From March 2007 to July 2011, Jon served as the Chief Financial Officer of Del Frisco’s Restaurant Group, LLC. Prior to that, he served for five years as Controller and was then promoted to Chief Accounting Officer of the Lone Star Steakhouse & Saloon, Inc. Jon is a certified public accountant and prior to joining Lone Star Steakhouse & Saloon, Inc. was employed as an audit senior manager with Grant Thornton, LLP for one year and served at Ernst & Young LLP for 10 years where he held various audit positions, including audit senior manager. At Grant Thornton and Ernst & Young, he served as an accounting and business advisor to both private and public companies and advised a number of these companies in conjunction with their initial and secondary public offerings.
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
Starlette Johnson has served as a member of our board since September 2012. Since October 2015, Starlette has served as President and Chief Executive Officer of Twin Restaurant Holdings, the parent company of the Twin Peaks restaurant chain. Beginning in March 2016, Starlette has also served as a member of the board of directors and audit committee for Bojangles', Inc. Starlette previously had been an independent consultant for companies in the restaurant and hospitality industries from January 2015 to October 2015. Additionally, she served as President and Chief Operating Officer, as well as a Director, of Dave & Buster’s, Inc. from 2007 to 2010. Starlette joined Dave & Buster’s as Chief Strategic Officer in 2006. Prior to joining Dave & Buster’s, Starlette worked at Brinker International, where she held positions of increasing responsibility, including serving as the Executive Vice President and Chief Strategic Officer. Starlette previously served as a member of the Board of Directors for Tuesday Morning, Inc. from 2008 to 2013, during which time she served on the audit committee and the nominating/governance Committee. Starlette received a B.S. in Finance from Virginia Tech and an M.B.A. from Duke University. We have concluded that Starlette should serve on our board based upon her experience as an executive and board member and her knowledge of the restaurant industry.
Saed Mohseni has served as a member of our board since September 2012. Saed has served as the President and Chief Executive Officer of Bob Evans Farms, Inc. since January 2016. Saed has more than 30 years of management experience in the restaurant industry. Prior to joining Bob Evans, he served as President and Chief Executive Officer of Bravo Brio Restaurant Group, Inc., the parent company of BRAVO! Cucina Italiana, Bon Vie Bistro, and BRIO Tuscan Grille restaurant chains, from 2007 to 2015. He assumed the additional role of President in 2009 and led the company through the IPO process in 2010. Additionally, Saed has served as a Director of Bravo Brio Restaurant Group, Inc. since 2006. Prior to joining Bravo Brio, Saed worked at McCormick & Schmick for 21 years, where he held positions of increasing responsibility, including serving as a Director from 2004 to 2007 and as Chief Executive Officer from 2000 to 2007 and led the company through the IPO process in 2004. Saed attended Portland State University and Oregon State University. We have concluded that Saed should serve on our board based upon his experience as an executive and board member and his knowledge of the restaurant industry.
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
Ira Zecher has served as a member of our board, since June 2011. Ira has been the managing member of ILZ, LLC, an accounting consulting firm, since 2010. He was also an adjunct professor at Rutgers University in the Graduate program from Fall semester 2010 through Fall semester 2013. From 1974 through December 2010, Ira was employed by Ernst & Young LLP, a registered public accounting firm, retiring as a partner. Previously, he was a senior transaction advisory services partner and Far East private equity leader for Ernst & Young LLP, where he advised clients on mergers and acquisitions across a broad range of industries. Prior to joining the transaction advisory services group, Ira provided accounting, audit and business-advisory services to both public and private clients for Ernst & Young LLP since 1974. Ira currently serves as a member of the board of directors of The Habit Restaurants, Inc. as Chairman of the audit committee and member of the compensation committee. He previously served as a director, audit committee chairman and compensation committee member of Norcraft Companies, Inc. He received his Bachelor’s degree from Queens College. He is also a certified public accountant, a member of the American Institute of Certified Public Accountants (AICPA) and the New York State Society of Certified Public Accountants. We have concluded that Ira should serve on our board based upon his extensive professional accounting and financial expertise, which allow him to provide key contributions to the Board on financial, accounting, corporate governance and strategic matters.
Board of Directors
Our board of directors currently consists of seven directors. All of our directors have been elected by our stockholders subsequent to the Company's IPO at our annual meetings of stockholders.
Our bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors, and our amended and restated certificate of incorporation divides our board into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election or until their earlier death, resignation or removal.
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
The classification of the board of directors, together with the ability of the stockholders to remove our directors only for cause and the inability of stockholders to call special meetings, may have the effect of delaying or preventing a change in control or management.

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
Audit Committee
Our audit committee is a standing committee of our board of directors. The functions of our audit committee include:

•	appointing and determining the compensation for our independent registered public accounting firm;

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls; and

•	reviewing and overseeing our independent registered public accounting firm.
Our audit committee currently consists of Ira Zecher, Starlette Johnson and Saed Mohseni, with Ira Zecher serving as chairman. All of our audit committee members are independent as defined by Section 10A(m)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") and the Nasdaq Marketplace Rules. Our audit committee charter also requires us to have at least one audit committee financial expert. Our board of directors has determined that Ira Zecher is an audit committee financial expert.
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
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions ("covered persons"). A current copy of the code is posted on our website, which is located at www.chuys.com. Any amendments to or waivers from a provision of our code of conduct and ethics that applies to our covered persons and that relates to the elements of Item 406(b) of Regulation S-K will be disclosed on our website promptly following the date of such amendment or waiver.
Board Leadership Structure and Board’s Role in Risk Oversight
Michael Young and John Zapp serve as Non-Executive Co-Chairmen of our board of directors. We support separating the positions of Chief Executive Officer and Chairmen to allow our Chief Executive Officer to focus on our day-to-day business, while allowing the Co-Chairmen to lead our board of directors in its fundamental role of providing advice to, and oversight of, management. Our board of directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as one of our Co-Chairmen, particularly as our board of directors’ oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the non-management directors in the oversight of our company and establishing priorities and procedures for the work of our board of directors.
While our amended and restated bylaws do not require that our Co-Chairmen and Chief Executive Officer positions be separate, our board of directors believes that having separate positions and having non-employee directors serve as Co-Chairmen is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.
Risk is inherent with every business and we face a number of risks as outlined in Item 1a. “Risk Factors” included in the Company's Original Form 10-K. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through our audit committee, is responsible for overseeing our management and operations, including overseeing its risk assessment and risk management functions. Our board of directors has delegated responsibility for reviewing our policies with respect to risk assessment and risk management to our audit committee through its charter. Our board of directors has determined that this oversight responsibility can be most efficiently performed by our audit committee as part of its overall responsibility for providing independent, objective oversight with respect to our accounting and financial reporting functions, internal and external audit functions and systems of internal controls over financial reporting and legal, ethical and regulatory compliance. Our audit committee will regularly report to our board of directors with respect to its oversight of these areas.
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
Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2015, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were in compliance with Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION
Introduction
This compensation discussion provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our chief executive officer and our two other highest paid executive officers during fiscal year 2015 (collectively, the “named executive officers”), as presented in the tables which follow this discussion. This discussion contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.
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
Overall, our compensation program is designed to reward both individual and company performance. A significant portion of each of our named executive officers’ annual compensation is comprised of discretionary and performance-based bonuses. We intend to continue to use long-term incentive awards to reward long-term company and individual performance and to promote retention through delayed vesting of awards.
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
The charter of the compensation committee authorizes the committee to engage independent consultants at any time at the expense of the Company. The committee retained Mercer as its independent compensation consultant ("Consultant") in 2015 to advise the committee on executive and director compensation. The Consultant reported directly to the committee and performed no other work for the company. The committee assessed the independence of the Consultant and concluded that its work did not raise any conflict of interest with the company. This Consultant was engaged to:

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
Base Salary

NAME	2015 SALARY ($)
Steve Hislop	$583,232
Jon Howie	291,200
Sharon Russell	202,476
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
Bonus Compensation

		PERFORMANCE-BASED BONUS
NAME	DISCRETIONARY AWARD ($)	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	$1,000	$—	$291,616	$583,232	$583,232
Jon Howie	1,000	—	145,600	291,200	291,200
Sharon Russell	1,000	—	60,743	121,486	121,486
Performance-Based Bonus
In line with our strategy of rewarding performance, our executive compensation program includes performance-based bonuses to named executive officers under our cash bonus plan, which complies with Section 162(m) of the Code. Our compensation committee establishes annual target performance-based bonuses for each named executive officer during the first quarter of the year.
The target and maximum performance-based bonuses have been set at levels our compensation committee believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2015, the target and maximum performance-based bonus were set at 50% and 100%, respectively, of annual base salary for our Chief Executive

Officer and Chief Financial Officer and 30% and 60%, respectively, of annual base salary for our other named executive officer. No bonus is paid if actual Company Adjusted EBITDA is 95% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 95% of budget Company Adjusted EBITDA, the plan provides that we will pay a bonus based on where performance falls on a linear basis between 95% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the compensation committee retains discretion to adjust the amount paid under the plan based on individual and company circumstances. If our budgeted Company Adjusted EBITDA is achieved, each individual will earn 100% of their target bonus.
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
Target, maximum and actual performance-based bonuses for 2015 for each of the named executive officers are shown in the table above and in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
Discretionary Bonus
Historically, each of our named executive officers has received a $1,000 holiday bonus each December. The discretionary bonuses awarded to our named executive officers in 2015 are set forth in the "Bonus" column of the Summary Compensation Table.
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
We will make future grants of equity awards to the current named executive officers and other employees under the 2012 Plan. We will make these grants to the current named executive officers and other employees because we believe that we should provide our employees an opportunity to share in our success provided they continue to contribute to our success.

In the first quarter of 2014, the compensation committee determined it would grant restricted stock units in addition to stock options as part of the Company's equity compensation package. Restricted stock units held by each of the named executive officers (and certain of our other salaried employees) vest ratably over a period of four years, subject to the applicable named executive officer remaining employed through each vesting date. In the future, the compensation committee may grant stock options, restricted stock units or a combination of both.
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
Perquisites
In 2015, the aggregate incremental cost to us of the perquisites received by each of the named executive officers did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.
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
Employment Agreements
We have entered into employment agreements with Messrs. Hislop and Howie and Mrs. Russell. The employment agreements do not provide for fixed terms.
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
Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	OPTION AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL COMPENSATION ($)
Steve Hislop President and Chief Executive Officer	2015	$583,232	$1,000	$291,613	$—	$583,232	$—	$1,459,077
	2014	543,492	1,000	841,181	—	—	—	1,385,673
	2013	408,977	1,000	—	438,000	232,511	—	1,080,488
Jon Howie Vice President and Chief Financial Officer	2015	291,200	1,000	291,196	—	291,200	—	874,596
	2014	277,692	1,000	419,980	—	—	—	698,672
	2013	258,920	1,000	—	—	147,159	—	407,079
Sharon Russell Secretary and Chief Administrative Officer	2015	202,476	1,000	101,219	—	121,486	—	426,181
	2014	193,824	1,000	292,001	—	—	—	486,825
	2013	186,369	1,000	—	109,500	63,573	—	360,442

(1)
Represents the aggregate grant date fair value, calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, for awards of options and restricted stock units. See Note 12 to our consolidated financial statements for a discussion of the calculations of grant date fair value.

(2)	All other compensation is less than $10,000.
Grants of Plan-Based Awards

NAME	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(1)
		THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	3/5/2015	$—	$291,616	$583,232	12,613	$291,613
Jon Howie	3/5/2015	—	145,600	291,200	12,595	291,196
Sharon Russell	3/5/2015	—	60,743	121,486	4,378	101,219

(1)
Represents the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, for awards of restricted stock units. See Note 12 to our consolidated financial statements for a discussion of the calculations of grant date fair value.

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
The 2012 Plan is administered by our compensation committee (the "Plan Administrator"). The Plan Administrator may construe and interpret the 2012 Plan and may adopt, alter and repeal rules and make all other determinations necessary or desirable to administer the 2012 Plan.
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
In the case of awards subject to performance goals, such goal may be based on one or more of the following criteria: (i) earnings, including one or more of operating income, earnings before or after taxes, earnings before or after interest, depreciation, amortization, adjusted EBITDA, economic earnings, or extraordinary or special items or book value per share (which may exclude nonrecurring items); (ii) pre-tax income or after-tax income; (iii) earnings per share (basic or diluted); (iv) operating profit; (v) revenue, revenue growth or rate of revenue growth; (vi) return on assets (gross or net), return on investment, return on capital, or return on equity; (vii) returns on sales or revenues; (viii) operating expenses; (ix) share price appreciation; (x) cash flow, free cash flow, cash flow return on investment (discounted or otherwise), net cash provided by operations, or cash flow in excess of cost of capital; (xi) implementation or completion of critical projects or processes; (xii) cumulative earnings per share growth; (xiii) operating margin or profit margin; (xiv) cost targets, reductions and savings, productivity and efficiencies; (xv) strategic business criteria, consisting of one or more objectives based on meeting specified market penetration, geographic business expansion, customer satisfaction, employee satisfaction, human resources management, supervision of litigation, information technology, and goals relating to acquisitions, divestitures, joint ventures and similar transactions, and budget comparisons; (xvi) personal professional objectives, including any of the foregoing performance goals, the implementation of policies and plans, the negotiation of transactions, the development of long term business goals, formation of joint ventures, research or development collaborations, and the completion of other corporate transactions; and (xvii) any combination of, or a specified increase in, any of the foregoing. Where applicable, a performance goal may be expressed in terms of attaining a specified level of the particular criteria or the attainment of a percentage increase or decrease in the particular criteria, and may be applied to one or more of the company or a company affiliate, or a division or strategic business unit of the company, or may be applied to the performance of the company relative to a market index, a group of other companies or a combination thereof, all as determined by the Administrator. The performance goals may include a threshold level of performance below which no payment may be made (or no vesting may occur), levels of performance at which specified payments may be made (or specified vesting may occur), and a maximum level of performance above which no additional payment shall be made (or at which full vesting may occur). Each of the foregoing performance goals will determine in accordance with generally accepted accounting principles, as applicable, and may be subject to certification by the committee; provided, that the committee shall have the authority to make equitable adjustments to the performance goals, to the extent permitted under Section 162(m) of the Code, in recognition of unusual or non-recurring events affecting the company or any company affiliate thereof or the financial statements of the company or any company affiliate thereof, in response to changes in applicable laws or regulations, or to account for items of gain, loss or expense determined to be extraordinary or unusual in nature or infrequent in occurrence or related to the disposal of a segment of a business or related to a change in accounting principles.
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
2006 Stock Option Plan
In connection with the adoption of the 2012 Plan the board of directors terminated the 2006 Plan effective as of July 27, 2012, and no further awards may be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern outstanding awards granted under the 2006 Plan. The options granted under the 2006 Plan expire 10 years after the date of grant. Subject to the grantee’s continued employment with us, all options granted under the plan generally vest 20% on each of the first five anniversaries of the date of grant.
Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS						STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($/SH)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)
Steve Hislop	153,387	(1)	—		$2.76	7/9/2017
	50,026	(1)	—		10.48	7/9/2017
	16,000	(2)	24,000	(2)	28.51	2/28/2023
							15,509	(3)	482,950	(3)
							12,613	(4)	392,769	(4)
Jon Howie	39,150	(5)	9,788	(5)	13.54	4/10/2022
							7,743	(3)	241,117	(3)
							12,595	(4)	392,208	(4)
Sharon Russell	4,000	(2)	6,000	(2)	28.51	2/28/2023
							5,384	(3)	167,658	(3)
							4,378	(4)	136,331	(4)

(1)	These options were granted on July 9, 2007 and vest 20% on each of the first five anniversaries of the grant date. These stock options became fully vested on July 9, 2012.

(2)	These options were granted on February 28, 2013 and vest 20% on each of the first five anniversaries of the grant date.

(3)	These restricted stock units were granted on March 4, 2014 and vest 25% on each of the first four anniversaries of the grant date.

(4)	These restricted stock units were granted on March 5, 2015 and vest 25% on each of the first four anniversaries of the grant date.

(5)	These options were granted on April 10, 2012 and vest 20% on August 14, 2012 and 20% on each of the next four anniversaries of the first vesting date of August 14, 2012.

Option Exercises and Stock Vested

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)(1)
Steve Hislop	—	$—	5,169	$119,507
Jon Howie	—	—	2,581	59,673
Sharon Russell	—	—	1,794	41,477

(1)	Value based on market value of our common stock on the dates of vesting.
Potential Payments upon Termination or Change in Control
Termination of Employment
We currently have employment agreements in place with Messrs. Hislop and Howie and Mrs. Russell that would entitle them to severance payments upon termination of employment. Assuming the employment of our executive officers was terminated by us without cause on December 27, 2015, Messrs. Hislop and Howie and Mrs. Russell would be entitled to $1,166,464, $291,200, $202,476, respectively. For information on the severance benefits the executives are entitled to in the event of a termination of employment, under their employment agreements entered into on November 16, 2011, see Item 11. “Executive Compensation—Employment Agreements.”
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
If a 2006 Change in Control occurred on December 27, 2015, Mr. Hislop and Mrs. Russell would not be entitled to any accelerated vesting of stock options as their stock options under the 2006 Plan are fully vested. Mr. Howie would have received $172,269 as a result of the vesting of his unvested stock options that were granted under the 2006 Plan if a 2006 Change in Control occurred on December 27, 2015.
If a 2012 Change in Control occurred and the employment of Messrs. Hislop and Howie and Mrs. Russell was terminated on December 27, 2015 Messrs. Hislop and Howie and Mrs. Russell would have received $938,839, $633,325 and $319,769, respectively, related to accelerated vesting of equity awards outstanding under the 2012 Plan.
As of December 27, 2015, the closing price of our common stock on the most recent trading day was $31.14 per share.
Director Compensation
The elements of compensation payable to our non-management directors in 2015 are briefly described in the following table:

Board Service:
Annual cash retainer	$40,000
Annual equity award grant	$40,000
Board Committee Service:
Audit Committee Chair annual cash retainer	$10,000
Compensation Committee Chair annual cash retainer	$5,000
Nominating & Corporate Governance Committee Chair annual cash retainer	$2,500

Our non-management directors receive compensation for their services as directors. Committee chairs receive additional compensation for serving as chairs. We reimburse directors for all expenses incurred in attending board meetings.
Grants of equity awards to members of our board of directors are made under the 2012 Plan. These equity awards vest 25% on each of the first four anniversaries of the grant date.
The compensation committee retained a Consultant in 2015 to, among other things, advise the committee on 2015 director compensation.
Director Compensation Table
The following table provides information regarding the compensation of our non-employee directors for the year ended December 27, 2015:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)(1)	TOTAL
Mike Young	$40,000	$39,998	$79,998
John Zapp	40,000	39,998	79,998
Starlette Johnson	42,500	39,998	82,498
Saed Mohseni	40,000	39,998	79,998
Doug Schmick	45,000	39,998	84,998
Ira Zecher	50,000	39,998	89,998

(1)
These restricted stock units were granted on March 5, 2015 and vest 25% on each of the first four anniversaries of the grant date. The grant date fair value of each award was equal to the closing price of the Company's stock on the date of grant as calculated in accordance with FASB ASC Topic 718 (“Topic 718”). Pursuant to SEC rules, the amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 12 to our consolidated financial statements included in the Original Form 10-K for information regarding the assumptions made in determining these values.

Compensation Committee Interlocks and Insider Participation
None of our executive officers have served as a member of the board of directors or compensation committee of any related entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, as of December 27, 2015 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders
2012 Omnibus Equity Incentive Plan	326,625	(1)	$27.72	(2)	902,096
2006 Stock Option Plan	472,898		$6.51		—
Total	799,523		$11.91		902,096

(1)	Includes 165,111 shares underlying time-based restricted stock units.

(2)	Weighted average exercise price of outstanding options excludes restricted stock units.

Beneficial Ownership
The tables below set forth the beneficial ownership information of our common stock as of April 8, 2016 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person known to us to be the beneficial owner of more than 5% of our shares of common stock.
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
Beneficial ownership and percentage of beneficial ownership is based on 16,539,797 shares of our common stock outstanding at April 8, 2016. Shares of common stock subject to options or restricted stock units that a person has a right to acquire or receive within 60 days of April 8, 2016 are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.
Directors and Named Executive Officers

NAME (1)	BENEFICIALLY OWNED	PERCENT OF CLASS
Steve Hislop	240,905	1.4%
John Zapp	182,313	1.1%
Michael Young (2)	162,812	1.0%
Jon Howie	44,766	*
Sharon Russell	17,889	*
Starlette Johnson	5,212	*
Saed Mohseni	5,212	*
Douglas Schmick	5,212	*
Ira Zecher	3,547	*
All Directors and Executive Officers as a group (9 persons)	667,868	4.2%

*	Indicates ownership of less than 1%.

(1)
Based on shares of common stock outstanding as of April 8, 2016, including 288,513 shares subject to options to purchase our common stock exercisable within the 60 days of April 8, 2016. Steve Hislop, Jon Howie, Sharon Russell, Starlette Johnson, Saed Mohseni, Douglas Schmick and Ira Zecher held options to purchase 227,413, 39,150, 6,000, 4,350, 4,350, 4,350 and 2,900 shares of common stock, respectively, which are exercisable within the 60 days of April 8, 2016.

(2)	Shares held by trusts for which Mike Young is the trustee.

Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the Securities and Exchange Commission by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 8, 2016.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
FMR LLC (1)	2,196,949	13.3%
Eagle Asset Management, Inc. (2)	1,279,513	7.7%
BlackRock, Inc. (3)	921,117	5.6%
Stephens Investment Management Group, LLC (4)	826,351	5.0%

(1)
According to Amendment No. 4 to Schedule 13G (the “Amendment”) filed on February 12, 2016 by FMR LLC (“FMR”), Fidelity Growth Company Fund and Abigail P. Johnson, FMR beneficially owns and has sole dispositive power with respect to 2,196,949 shares of our common stock and has sole voting power with respect to 448,607 shares of our common stock. The Amendment also reported that Fidelity Growth Company Fund beneficially owns and has sole voting power with respect to 1,352,132 shares of our common stock and Abigail P. Johnson beneficially own and have sole dispositive power with respect to 2,196,949 shares of our common stock. The address for these reporting persons is 245 Summer Street, Boston, Massachusetts 02210.

(2)
According to Amendment No. 2 to Schedule 13G (the "Amendment") filed on January 25, 2016 by Eagle Asset Management, Inc., Eagle Asset Management, Inc. has sole voting and dispositive power with respect to 1,279,513 shares of common stock. The address of Eagle Asset Management, Inc. is 880 Carillon Parkway, St. Petersburg, Florida 33716.

(3)
According to Schedule 13G filed on January 28, 2016 by BlackRock, Inc., BlackRock Inc. has sole dispositive power with respect to 921,117 shares of our common stock and has sole voting power with respect to 889,813 shares of our common stock. The address of BlackRock Inc. is 55 East 52nd Street, New York, NY 10055.

(4)
According to Amendment No. 2 to Schedule 13G (the "Amendment") filed on February 12, 2016 by Stephens Investment Management Group, LLC, Stephens Investments Holdings LLC, Stephens Inc. and Warren A. Stephens, Stephens Investment Management Group and Stephens Investment Holdings beneficially own and have sole dispositive power with respect to 757,710 shares of our common stock and shared voting power with respect to 465,282 shares of our common stock, Stephens Inc. beneficially own and have sole dispositive power with respect to 68,641 shares of our common stock and shared voting power with respect to 67,641 shares of our common stock and Warren A. Stephens beneficially owns and has sole dispositive power with respect to 826,351 shares of common stock and shared voting power with respect to 532,923 shares of our common stock. The address of these reporting persons is 111 Center Street, Little Rock, Arkansas 72201.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions that occurred on or were in effect after December 29, 2014 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.
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
Intellectual Property
We entered into a recipe license agreement with MY/ZP IP Group, Ltd ("MY/ZP IP") in November 2006 to allow the use of certain of our recipes by MY/ZP IP at Shady Grove, Inc. ("Shady Grove"), a restaurant owned by our Founders who are also directors of our company. Shady Grove is a restaurant that serves all-American and Southwestern cuisine, such as hamburgers, sandwiches, fries, queso, cheese sticks and chili, and for which we provide management and administrative services pursuant to a management agreement with Three Star Management, Ltd. The approximate dollar value of this agreement was not determinable.

Management Agreement
We entered into a management agreement in November 2006 with Three Star Management, Ltd. to provide management services, such as administrative, accounting and human resources support, to Shady Grove. In consideration of the services we provide to Shady Grove, Three Star Management, Ltd. agreed to pay us a monthly fee of $10,000, a pro rata share of the wages and expenses incurred to provide the services and the reimbursement of reasonable out-of-pocket expenses. Due to a reduction in management services we provide, we agreed to reduce the fee to a $10,000 quarterly payment.
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
Cross-Marketing License Agreement
In November 2006, we entered into a cross-marketing license agreement with MY/ZP IP to allow Shady Grove to market our brand at Shady Grove and allow us to market Shady Grove at our locations. Some cross-promotional activities include selling merchandise and co-branding our website and menus. The approximate dollar value of this agreement was not determinable.
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
Leases
We lease our corporate office space as well as our North Lamar, River Oaks, Highway 183, Round Rock, Shenandoah and Arbor Trails properties from subsidiaries of Young/Zapp. In 2015, we paid Young/Zapp $155,756, $283,341, $442,854, $545,440, $536,646, $302,001, and $382,011, which includes rent and a percentage of gross sales in excess of our base rent, with respect to our headquarters, North Lamar, River Oaks, Hwy 183, Round Rock, Shenandoah and Arbor Trails locations, respectively.
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
RSM US LLP served as the Company’s independent registered public accounting firm in 2015 and 2014. The following sets forth fees billed by RSM for the audit of our annual financial statements and other services rendered:

	YEARS ENDED
	DECEMBER 27, 2015	DECEMBER 28, 2014
Audit fees(1)	$186,500	$207,175
Tax fees(2)	200,455	86,070
Total	$386,955	$293,245

(1)
Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)	Tax fees for tax compliance services, tax advice and tax planning services.
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
The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm. All audit and non-audit services for 2015 and 2014 were pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1 of the Original Form 10-K.

(2)	Financial Statement Schedules – None.

(3)	Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 15, 2016	CHUY’S HOLDINGS, INC.

		By:	/s/ Jon W. Howie
Jon W. Howie
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
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

21.1†	Subsidiary of Chuy’s Holdings, Inc.
23.1†	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith.
†    Filed as an exhibit to Chuy's Annual Report on Form 10-K filed March, 10, 2016, Commission File No. 161497917.