Form 10-Q
period 2016-03-27
CHUY'S HOLDINGS, INC.
filed 2016-05-05
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at April 29, 2016 was 16,539,797.

Part I—Financial Information
Item 1.    Financial Statements

Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 27, 2016	December 27, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,824	$8,529
Accounts receivable	1,103	1,118
Lease incentives receivable	3,750	2,756
Inventories	1,078	1,194
Prepaid expenses and other current assets	3,932	2,639
Total current assets	14,687	16,236
Property and equipment, net	144,054	136,493
Other assets and intangible assets, net	1,811	1,763
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$206,521	$200,461
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,679	$7,294
Accrued liabilities	12,629	14,874
Deferred lease incentives	1,976	1,853
Total current liabilities	21,284	24,021
Deferred tax liability, net	11,987	10,281
Accrued deferred rent	7,532	6,908
Deferred lease incentives, less current portion	27,677	26,194
Total liabilities	68,480	67,404

Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,538,529 shares issued and outstanding at March 27, 2016 and 16,490,600 shares issued and outstanding at December 27, 2015	165	165
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at March 27, 2016 and December 27, 2015	—	—
Paid-in capital	90,891	90,439
Retained earnings	46,985	42,453
Total stockholders’ equity	138,041	133,057
Total liabilities and stockholders’ equity	$206,521	$200,461

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Revenue	$78,054	$66,829
Costs and expenses:
Cost of sales	19,998	17,544
Labor	25,680	22,146
Operating	10,556	9,331
Occupancy	5,305	4,480
General and administrative	4,533	4,084
Marketing	583	535
Restaurant pre-opening	1,433	1,108
Depreciation and amortization	3,477	2,998
Total costs and expenses	71,565	62,226
Income from operations	6,489	4,603
Interest expense, net	15	47
Income before income taxes	6,474	4,556
Income tax expense	1,942	1,321
Net income	$4,532	$3,235
Net income per common share:
Basic	$0.27	$0.20
Diluted	$0.27	$0.19
Weighted-average shares outstanding:
Basic	16,503,226	16,449,682
Diluted	16,803,756	16,689,562

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities:
Net income	$4,532	$3,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,477	2,998
Amortization of loan origination costs	8	11
Stock-based compensation	469	356
Excess tax benefit from stock-based compensation	(183)	(28)
Loss on disposal of property and equipment	—	68
Amortization of deferred lease incentives	(490)	(391)
Deferred income taxes	1,706	1,376
Changes in operating assets and liabilities:
Accounts receivable	15	190
Inventories	116	21
Prepaid expenses and other current assets	(1,293)	784
Accounts payable	(3,341)	(2,500)
Accrued liabilities and deferred rent	(1,438)	348
Deferred lease incentives	1,103	2,085
Net cash provided by operating activities	4,681	8,553
Cash flows from investing activities:
Purchase of property and equipment	(8,255)	(5,323)
Purchase of other assets	(81)	(47)
Net cash used in investing activities	(8,336)	(5,370)
Cash flows from financing activities:
Borrowings under revolving line of credit	2,000	1,000
Payments under revolving line of credit	(2,000)	(1,250)
Excess tax benefit from stock-based compensation	183	28
Proceeds from the exercise of stock options	60	53
Indirect repurchase of shares for minimum tax withholdings	(293)	(50)
Net cash used in financing activities	(50)	(219)
Net (decrease) increase in cash and cash equivalents	(3,705)	2,964
Cash and cash equivalents, beginning of period	8,529	3,815
Cash and cash equivalents, end of period	$4,824	$6,779

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$2,726	$1,016

Supplemental cash flow disclosures:
Cash paid for interest	$8	$51
Cash paid for income taxes	$160	$273

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) is in the business of developing and operating Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. As of March 27, 2016, the Company operated 71 restaurants in 15 states.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2015. The accompanying condensed consolidated balance sheet as of December 27, 2015, has been derived from our audited consolidated financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2016 and 2015 fiscal years each consist of 52 weeks.
2. Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue with Contracts from Customers." ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted only for interim and annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in the financial statements from an asset on the balance sheet to a deduction from the related debt liability except for revolving credit agreements where they remain assets.  Amortization of the costs will continue to be reported as interest expense.  This ASU was effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
Software Licenses
In April 2015, the FASB issued ASU 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement," which identifies and determines whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. This ASU was effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, "Leases." This update requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is in the process of determining what impact the adoption of this ASU will have on its consolidated financial statements.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock Compensation
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company is in the process of determining what impact the adoption of this ASU will have on its consolidated financial statements.
3. Net Income Per Share
The number of shares and net income per share data for all periods presented are based on the historical weighted-average shares of common stock outstanding.
Basic net income per share of the Company's common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to as "restricted stock units"). For the thirteen weeks ended March 27, 2016 and March 29, 2015 there were approximately 1,932 and 57,883 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
BASIC
Net income	$4,532	$3,235

Weighted-average common shares outstanding	16,503,226	16,449,682
Basic net income per common share	$0.27	$0.20

DILUTED
Net income	$4,532	$3,235

Weighted-average common shares outstanding	16,503,226	16,449,682
Dilutive effect of stock options and restricted stock units	300,530	239,880
Weighted-average of diluted shares	16,803,756	16,689,562
Diluted net income per common share	$0.27	$0.19

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of March 27, 2016, a total of 814,128 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying condensed consolidated income statements was $469,000 and $356,000 for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity related to stock options for the thirteen weeks ended March 27, 2016 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 27, 2015	634,412	$11.91
Exercised	(13,372)	4.51
Forfeited	(369)	32.46
Outstanding at March 27, 2016	620,671	$12.06	3.59	$11,211
Exercisable at March 27, 2016	538,896	$9.98	3.11	$10,827
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of March 27, 2016 and multiplying this result by the related number of options outstanding and exercisable at March 27, 2016. The estimated fair value of the common stock as of March 27, 2016 used in the above calculation was $30.04 per share, the closing price of the Company’s common stock on March 24, 2016, the last trading day of the first quarter. The total intrinsic value of options exercised during the thirteen weeks ended March 27, 2016 was $371,000. The fair value of options vested during the thirteen weeks ended March 27, 2016 was $323,000.
There was approximately $683,000 of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of March 27, 2016. These costs will be recognized ratably through the year 2019.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirteen weeks ended March 27, 2016 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 27, 2015	165,111	$29.72
Granted	86,400	34.55
Vested	(43,000)	31.04
Forfeited	(479)	29.46
Outstanding at March 27, 2016	208,032	$31.45	3.19
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 27, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $6.3 million, which is expected to be recognized ratably through the year 2021.
5. Long-Term Debt
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association.  On October 30, 2015, the Company entered into an amendment to its Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Under the Company's Revolving Credit Facility, the Company may request to increase the size of the Company's Revolving Credit Facility by up to an additional $25.0 million, in minimum principal amounts of $5.0 million or the remaining amount of the $25.0 million if less than $5.0 million (the "Incremental Revolving Loan"), which Incremental Revolving Loan will be effective after 10 days written notice to the agent. In the event that any of the lenders fund the Incremental Revolving Loan, the terms and provisions of the Incremental Revolving Loan will be the same as under the Company's Revolving Credit Facility.
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon the Company's election, of (i) the base rate (which is the highest of prime rate, federal funds rate plus 0.5% or one month LIBOR plus 1.0%), or (ii) LIBOR, plus, in either case, an applicable margin based on the Company's consolidated total lease adjusted leverage ratio (as defined in the Revolving Credit Facility agreement). The Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on the Company's consolidated total lease adjusted leverage ratio.
The Revolving Credit Facility also requires compliance with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, the Company may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio does not exceed 3.50 to 1.00.
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of March 27, 2016 the Company had no borrowings under our Revolving Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at March 27, 2016 and December 27, 2015 are summarized as follows:

	March 27, 2016	December 27, 2015
Accrued compensation and related benefits	$6,322	$8,080
Sales and use tax	2,326	2,084
Other accruals	1,831	1,791
Deferred gift card revenue	1,236	1,645
Property tax	914	1,274
Total accrued liabilities	$12,629	$14,874
7. Commitments and Contingencies
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
8. Subsequent events
Subsequent to March 27, 2016, the Company opened three new restaurants for a total of seventy-four restaurants, in fifteen states.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes. Unless otherwise specified, or the context otherwise requires, the references in this report to “our Company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiary.
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 27, 2015 (our "Annual Report") and those set forth under "Cautionary Statements Concerning Forward-Looking Statements" in this report.
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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex Mex inspired food. We were founded in Austin, Texas in 1982 and, as of March 27, 2016, we operated 71 Chuy’s restaurants across fifteen states.
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
As of March 27, 2016, we opened two restaurants year-to-date and opened three additional restaurants subsequent to March 27, 2016. Over the next five years, we expect to grow our restaurant base by a compounded annualized growth rate of approximately 20%. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 54 and 44 restaurants at March 27, 2016 and March 29, 2015, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Total restaurants (at end of period)	71	62
Total comparable restaurants (at end of period)	54	44
Average unit volumes (in thousands)	$1,150	$1,178
Change in comparable restaurant sales	3.2%	1.9%
Average check	$14.40	$14.08
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2016 and 2015 fiscal years each consist of 52 weeks.
Key Financial Definitions
Revenue. Revenue primarily consists of food and beverage sales and also includes sales of our merchandise. Revenue is presented net of discounts associated with each sale. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate and comparable restaurant sales growth.
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
Results of Operations
Potential Fluctuations in Quarterly Results and Seasonality
Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, weather, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs and changes in gas prices. In the past, we have experienced significant variability in restaurant pre-opening costs from quarter to quarter primarily due to the timing of restaurant openings. We typically incur restaurant pre-opening costs in the five months preceding a new restaurant opening. In addition, our experience to date has been that labor and direct operating costs associated with a newly opened restaurant during the first several months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly restaurant pre-opening costs, labor and direct operating costs.
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
Thirteen Weeks Ended March 27, 2016 Compared to Thirteen Weeks Ended March 29, 2015
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	March 27, 2016	% of Revenue	March 29, 2015	% of Revenue	$ Change	% Change
Revenue	$78,054	100.0%	$66,829	100.0%	$11,225	16.8%
Costs and expenses:
Cost of sales	19,998	25.6%	17,544	26.3%	2,454	14.0%
Labor	25,680	32.9%	22,146	33.1%	3,534	16.0%
Operating	10,556	13.5%	9,331	14.0%	1,225	13.1%
Occupancy	5,305	6.8%	4,480	6.7%	825	18.4%
General and administrative	4,533	5.8%	4,084	6.1%	449	11.0%
Marketing	583	0.8%	535	0.8%	48	9.0%
Restaurant pre-opening	1,433	1.8%	1,108	1.7%	325	29.3%
Depreciation and amortization	3,477	4.5%	2,998	4.4%	479	16.0%
Total costs and expenses	71,565	91.7%	62,226	93.1%	9,339	15.0%
Income from operations	6,489	8.3%	4,603	6.9%	1,886	41.0%
Interest expense, net	15	—%	47	0.1%	(32)	(68.1)%
Income before income taxes	6,474	8.3%	4,556	6.8%	1,918	42.1%
Income tax expense	1,942	2.5%	1,321	2.0%	621	47.0%
Net income	$4,532	5.8%	$3,235	4.8%	$1,297	40.1%
Revenue. Revenue increased $11.2 million, or 16.8%, to $78.1 million for the thirteen weeks ended March 27, 2016 from $66.8 million for the comparable period in 2015. This increase was primarily driven by $10.0 million in incremental revenue from an additional 122 operating weeks provided by 12 new restaurants opened during and subsequent to the thirteen weeks ended March 29, 2015 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-

comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 3.2% for the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015. The increase in comparable restaurant sales was driven primarily by a 2.1% increase in average check and a 1.1% increase in average weekly customers. Our revenue mix attributed to bar sales was 18.1% during the thirteen weeks ended March 27, 2016 compared to 18.0% during the comparable period in 2015.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 25.6% during the thirteen weeks ended March 27, 2016 from 26.3% during the comparable period in 2015. This decrease is the result of decreases in grocery, dairy and chicken costs, partially offset by increases in produce costs.
Labor Costs. Labor costs as a percentage of revenue decreased to 32.9% during the thirteen weeks ended March 27, 2016 from 33.1% during the comparable period in 2015, primarily as a result of efficiencies gained from internal initiatives, including labor scheduling best practices and manager staffing based on volume as well as leverage from increased sales. The implementation of these initiatives started during the first quarter of 2015 and were not fully implemented until the second quarter of 2015.
Operating Costs. Operating costs as a percentage of revenue decreased to 13.5% during the thirteen weeks ended March 27, 2016 from 14.0% during the comparable period in 2015, primarily due to decreased utility costs of approximately 20 basis points and a decrease in insurance costs of 30 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.8% during the thirteen weeks ended March 27, 2016 from 6.7% during the comparable period in 2015, primarily as a result of higher rental expense and property taxes at certain of our newly opened restaurants partially offset by our existing locations due to leveraging rent costs on sales growth.
General and Administrative Expenses. General and administrative expenses increased $0.4 million to $4.5 million for the thirteen weeks ended March 27, 2016 compared to $4.1 million during the comparable period in 2015. This increase was primarily driven by an increase in management salaries, equity compensation and performance-based bonuses due to additional headcount to support our growth.
Marketing Costs. As a percentage of revenue marketing costs remained flat at 0.8% during the thirteen weeks ended March 27, 2016 compared to the same period in 2015, primarily due to leverage from increased sales.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased $0.3 million to $1.4 million during the thirteen weeks ended March 27, 2016 compared to $1.1 million during the same period in 2015. This increase is primarily the result of differences in the timing of our development schedule. In 2016, we incurred pre-opening costs for two new restaurants that opened during the first quarter and seven restaurants that will open in the second quarter of 2016 or later. In 2015, we incurred pre-opening costs for three restaurants that opened in the first quarter and for five restaurants that opened in the second quarter of 2015 or later.
Depreciation and Amortization. Depreciation and amortization costs increased $0.5 million to $3.5 million during the thirteen weeks ended March 27, 2016 from $3.0 million during the comparable period in 2015, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Interest Expense. Interest expense as a percentage of revenue remained flat during the thirteen weeks ended March 27, 2016. There were no borrowings as of March 27, 2016.
Income Tax Expense. For the thirteen weeks ended March 27, 2016 our effective tax rate increased to approximately 30.0% from approximately 29.0% during the comparable period in 2015. This increase is due to higher pre-tax income levels and the Company's federal statutory tax rate increasing from 34% to 35% in the third quarter of 2015. The effective tax rates differ from the statutory rates primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips.
Net Income. As a result of the foregoing, net income increased 40.1% to $4.5 million during the thirteen weeks ended March 27, 2016 from $3.2 million during the comparable period in 2015.

Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our $25 million Revolving Credit Facility which we entered into on November 30, 2012 and amended on October 30, 2015. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for at least the next twelve months.

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
Cash Flows for Thirteen Weeks Ended March 27, 2016 and March 29, 2015
The following table summarizes the statement of cash flows for the thirteen weeks ended March 27, 2016 and March 29, 2015 (in thousands):

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Net cash provided by operating activities	$4,681	$8,553
Net cash used in investing activities	(8,336)	(5,370)
Net cash used in financing activities	(50)	(219)
Net (decrease) increase in cash and cash equivalents	(3,705)	2,964
Cash and cash equivalents at beginning of year	8,529	3,815
Cash and cash equivalents at end of period	$4,824	$6,779
Operating Activities. Net cash provided by operating activities decreased $3.9 million to $4.7 million for the thirteen weeks ended March 27, 2016, from $8.6 million during the comparable period in 2015. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was primarily due to net decreases from changes in operating assets and liabilities of $5.8 million, partially offset by an increase in net income of $1.3 million and net increases in other non-cash reconciling items of $0.6 million, primarily related to increases in depreciation and amortization as a result of our continued expansion. The decrease from changes in operating activities was primarily due to decreases in prepaid expenses and other current assets, decreases in accrued liabilities and deferred rent, decreases in deferred lease incentives and decreases in accounts payable due to timing differences and our continued growth.
Investing Activities. Net cash used in investing activities increased $3.0 million to $8.3 million for the thirteen weeks ended March 27, 2016, from $5.4 million during the comparable period in 2015. This increase was the result of the timing of our construction schedule and the related construction payments associated with our two new restaurants that opened during the thirteen weeks ended March 27, 2016, as well as expenditures related to five additional unopened restaurants currently under construction as compared to three new restaurants opened and three additional restaurants under construction during the comparable period in 2015.
Financing Activities. Net cash used in financing activities was $0.1 million for the thirteen weeks ended March 27, 2016 compared to $0.2 million during the comparable period in 2015. During the thirteen weeks ended March 27, 2016 we incurred $0.3 million related to the indirect repurchase of shares for minimum tax withholdings, partially offset by an excess tax benefit from stock-based compensation and proceeds from the exercise of stock options of $0.2 million.
As of March 27, 2016, we lease six of our restaurant locations and our corporate office from entities owned by our founders. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
For 2016, we currently estimate capital expenditure outlays will range between $33.0 million and $38.0 million, net of agreed upon tenant improvement allowances and excluding approximately $5.0 million to $5.9 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $1.4 million on pre-opening costs during the thirteen weeks ended March 27, 2016. These estimates are based on average new restaurant capital expenditures of $2.3 million (net of estimated tenant improvement allowances) for the opening of 11 to 13 new restaurants as well as $5.0 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2016.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $6.6 million at March 27, 2016 compared to $7.8 million at December 27, 2015.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of March 27, 2016 we had no outstanding indebtedness under our Revolving Credit Facility.
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
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon our election, of (i) the base rate (which is the highest of prime rate, federal funds rate plus 0.5% or one month LIBOR plus 1.0%), or (ii) LIBOR, plus, in either case, an applicable margin based on our consolidated total lease adjusted leverage ratio (as defined in the Revolving Credit Facility agreement). Our Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on our consolidated total lease adjusted leverage ratio. In addition, the Revolving Credit Facility requires compliance with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants as well as places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio does not exceed 3.50 to 1.00.
The obligations under the Company’s long-term debt are secured by a first priority lien on substantially all of the Company’s assets.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously reported in our Annual Report.
Off-Balance Sheet Arrangements
As of March 27, 2016, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
Significant Accounting Policies
There have been no material changes to the significant accounting policies from what was previously reported in our Annual Report.

Recent Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2, Recent Accounting Pronouncements in the notes to our condensed consolidated financial statements.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our Annual Report filed with the Securities Exchange Commission.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the three months ended March 27, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
December 27, 2015, through January 24, 2016	—	$—
January 24, 2016, through February 21, 2016	—	—
February 21, 2016 through March 27, 2016	8,443	34.55
Total	8,443	$34.55

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock units during the first quarter of 2016, we withheld a total of 8,443 shares that are included in the total number of shares purchased column above.

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
Date: May 5, 2016

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