Form 10-Q
period 2016-06-26
CHUY'S HOLDINGS, INC.
filed 2016-08-04
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at July 29, 2016 was 16,794,684.

Part I—Financial Information
Item 1.    Financial Statements

Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 26, 2016	December 27, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,769	$8,529
Accounts receivable	844	1,118
Lease incentives receivable	4,433	2,756
Inventories	1,217	1,194
Prepaid expenses and other current assets	4,873	2,639
Total current assets	25,136	16,236
Property and equipment, net	152,472	136,493
Other assets and intangible assets, net	1,841	1,763
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$225,418	$200,461
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,369	$7,294
Accrued liabilities	18,501	14,874
Deferred lease incentives	2,079	1,853
Total current liabilities	29,949	24,021
Deferred tax liability, net	10,385	10,281
Accrued deferred rent	8,115	6,908
Deferred lease incentives, less current portion	29,163	26,194
Total liabilities	77,612	67,404

Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,759,690 shares issued and outstanding at June 26, 2016 and 16,490,600 shares issued and outstanding at December 27, 2015	168	165
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at June 26, 2016 and December 27, 2015	—	—
Paid-in capital	94,873	90,439
Retained earnings	52,765	42,453
Total stockholders’ equity	147,806	133,057
Total liabilities and stockholders’ equity	$225,418	$200,461

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenue	$87,909	$75,362	$165,963	$142,191
Costs and expenses:
Cost of sales	22,397	19,802	42,395	37,346
Labor	28,708	24,127	54,388	46,273
Operating	12,034	10,168	22,590	19,499
Occupancy	5,637	4,867	10,942	9,347
General and administrative	4,870	4,299	9,403	8,383
Marketing	692	609	1,275	1,144
Restaurant pre-opening	1,534	699	2,967	1,807
Depreciation and amortization	3,707	3,194	7,184	6,192
Total costs and expenses	79,579	67,765	151,144	129,991
Income from operations	8,330	7,597	14,819	12,200
Interest expense, net	16	30	31	77
Income before income taxes	8,314	7,567	14,788	12,123
Income tax expense	2,534	2,194	4,476	3,515
Net income	$5,780	$5,373	$10,312	$8,608
Net income per common share:
Basic	$0.35	$0.33	$0.62	$0.52
Diluted	$0.34	$0.32	$0.61	$0.52
Weighted-average shares outstanding:
Basic	16,578,537	16,470,344	16,534,569	16,460,013
Diluted	16,840,629	16,730,963	16,814,647	16,708,789

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$10,312	$8,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,184	6,192
Amortization of loan origination costs	16	22
Stock-based compensation	1,058	805
Excess tax benefit from stock-based compensation	(2,540)	(67)
Loss on disposal of property and equipment	37	87
Amortization of deferred lease incentives	(1,001)	(804)
Deferred income taxes	104	2,284
Changes in operating assets and liabilities:
Accounts receivable	274	238
Inventories	(23)	(117)
Prepaid expenses and other current assets	(2,234)	(575)
Accounts payable	(973)	(1,409)
Accrued liabilities and deferred rent	7,374	3,897
Deferred lease incentives	2,519	3,995
Net cash provided by operating activities	22,107	23,156
Cash flows from investing activities:
Purchase of property and equipment	(20,029)	(10,563)
Purchase of other assets	(144)	(128)
Net cash used in investing activities	(20,173)	(10,691)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	1,000
Payments under revolving line of credit	—	(9,750)
Excess tax benefit from stock-based compensation	2,540	67
Proceeds from the exercise of stock options	1,077	91
Indirect repurchase of shares for minimum tax withholdings	(311)	(54)
Net cash provided by (used in) financing activities	3,306	(8,646)
Net increase in cash and cash equivalents	5,240	3,819
Cash and cash equivalents, beginning of period	8,529	3,815
Cash and cash equivalents, end of period	$13,769	$7,634

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$3,048	$1,746

Supplemental cash flow disclosures:
Cash paid for interest	$17	$80
Cash paid for income taxes	$1,174	$1,966

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of June 26, 2016, the Company operated 75 restaurants in 15 states.
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
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to as "restricted stock units"). For the thirteen weeks ended June 26, 2016 and June 28, 2015 there were approximately 3,000 and 47,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the twenty-six weeks ended June 26, 2016 and June 28, 2015 there were approximately 1,000 and 59,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
BASIC
Net income	$5,780	$5,373	$10,312	$8,608

Weighted-average common shares outstanding	16,578,537	16,470,344	16,534,569	16,460,013
Basic net income per common share	$0.35	$0.33	$0.62	$0.52

DILUTED
Net income	$5,780	$5,373	$10,312	$8,608

Weighted-average common shares outstanding	16,578,537	16,470,344	16,534,569	16,460,013
Dilutive effect of stock options and restricted stock units	262,092	260,619	280,078	248,776
Weighted-average of diluted shares	16,840,629	16,730,963	16,814,647	16,708,789
Diluted net income per common share	$0.34	$0.32	$0.61	$0.52

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of June 26, 2016, a total of 818,333 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying condensed consolidated income statements was $589,000 and $449,000 for the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively, and $1,058,000 and $805,000 for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity related to stock options for the twenty-six weeks ended June 26, 2016 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 27, 2015	634,412	$11.91
Exercised	(233,193)	4.62
Forfeited	(3,637)	31.73
Outstanding at June 26, 2016	397,582	$16.01	4.66	$7,647
Exercisable at June 26, 2016	322,686	$13.79	4.20	$6,916
The aggregate intrinsic value in the table above is obtained by subtracting the exercise price from the estimated fair value of the underlying common stock as of June 26, 2016 and multiplying this result by the related number of options outstanding and exercisable at June 26, 2016. The estimated fair value of the common stock as of June 26, 2016 used in the above calculation was $35.20 per share, the closing price of the Company’s common stock on June 24, 2016, the last trading day of the second quarter. The total intrinsic value of options exercised during the twenty-six weeks ended June 26, 2016 was $7.0 million. The fair value of options vested during the twenty-six weeks ended June 26, 2016 was $356,000.
There was approximately $552,000 of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of June 26, 2016. These costs will be recognized ratably through the year 2019.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the twenty-six weeks ended June 26, 2016 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 27, 2015	165,111	$29.72
Granted	88,505	34.50
Vested	(44,930)	30.89
Forfeited	(3,521)	30.39
Outstanding at June 26, 2016	205,165	$31.51	2.98
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 26, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $5.8 million, which is expected to be recognized ratably through the year 2021.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of June 26, 2016 the Company had no borrowings under our Revolving Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at June 26, 2016 and December 27, 2015 are summarized as follows:

	June 26, 2016	December 27, 2015
Accrued compensation and related benefits	$10,270	$8,080
Sales and use tax	2,518	2,084
Other accruals	3,105	1,791
Deferred gift card revenue	1,374	1,645
Property tax	1,234	1,274
Total accrued liabilities	$18,501	$14,874
7. Commitments and Contingencies
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
8. Subsequent events
Subsequent to June 26, 2016, the Company opened two new restaurants for a total of 77 restaurants, in 15 states.

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of June 26, 2016, we operated 75 Chuy’s restaurants across 15 states.
We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex-Mex inspired dishes. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
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
As of June 26, 2016, we opened six restaurants year-to-date and opened two additional restaurants subsequent to June 26, 2016. We expect to double our restaurant base over the next three to five years. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness.
Performance Indicators
We use the following performance indicators in evaluating our performance:

•
Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For restaurant openings we incur pre-opening costs, which are defined below, before the restaurant opens. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes, which decrease to a steady level approximately six to twelve months after opening. However, operating costs during this initial six to twelve month period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately nine to twelve months after opening.

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in average weekly customer trends as well as changes in average check. Our comparable restaurant base consisted of 58 and 46 restaurants at June 26, 2016 and June 28, 2015, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Total restaurants (at end of period)	75	63	75	63
Total comparable restaurants (at end of period)	58	46	58	46
Average comparable unit volumes (in thousands)	$1,200	$1,252	$2,269	$2,430
Change in comparable restaurant sales	1.0%	3.2%	2.0%	2.6%
Average check	$14.61	$14.36	$14.50	$14.22
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
Labor Costs. Labor costs include restaurant management salaries, front-and back-of-house hourly wages, restaurant-level manager bonus expense and payroll taxes.
Operating Costs. Operating costs consist primarily of restaurant-related operating expenses, such as supplies, utilities, repairs and maintenance, travel, insurance, employee benefits, credit card fees, recruiting, delivery service and security. These costs generally increase with sales volume but decline as a percentage of revenue.
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
Depreciation and Amortization. Depreciation and amortization principally include depreciation on fixed assets, including equipment and leasehold improvements, and amortization of certain intangible assets for our restaurants.
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
Thirteen Weeks Ended June 26, 2016 Compared to Thirteen Weeks Ended June 28, 2015
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	June 26, 2016	% of Revenue	June 28, 2015	% of Revenue	$ Change	% Change
Revenue	$87,909	100.0%	$75,362	100.0%	$12,547	16.6%
Costs and expenses:
Cost of sales	22,397	25.5%	19,802	26.3%	2,595	13.1%
Labor	28,708	32.7%	24,127	32.0%	4,581	19.0%
Operating	12,034	13.7%	10,168	13.5%	1,866	18.4%
Occupancy	5,637	6.4%	4,867	6.5%	770	15.8%
General and administrative	4,870	5.5%	4,299	5.7%	571	13.3%
Marketing	692	0.8%	609	0.8%	83	13.6%
Restaurant pre-opening	1,534	1.7%	699	0.9%	835	119.5%
Depreciation and amortization	3,707	4.2%	3,194	4.2%	513	16.1%
Total costs and expenses	79,579	90.5%	67,765	89.9%	11,814	17.4%
Income from operations	8,330	9.5%	7,597	10.1%	733	9.6%
Interest expense, net	16	—%	30	—%	(14)	(46.7)%
Income before income taxes	8,314	9.5%	7,567	10.1%	747	9.9%
Income tax expense	2,534	2.9%	2,194	3.0%	340	15.5%
Net income	$5,780	6.6%	$5,373	7.1%	$407	7.6%
Revenue. Revenue increased $12.5 million, or 16.6%, to $87.9 million for the thirteen weeks ended June 26, 2016 from $75.4 million for the comparable period in 2015. This increase was primarily driven by $13.0 million in incremental revenue from an additional 146 operating weeks provided by 13 new restaurants opened during and subsequent to the thirteen weeks ended June 28, 2015 and increased revenue at our comparable restaurants. These increases were offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.

Comparable restaurant sales increased 1.0% for the thirteen weeks ended June 26, 2016 compared to the thirteen weeks ended June 28, 2015. The increase in comparable restaurant sales was driven primarily by a 1.5% increase in average check partially offset by a 0.5% decrease in average weekly customers. Comparable restaurant sales and average weekly customers were negatively impacted by approximately 90 to 100 basis points as a result of unfavorable weather partially offset by approximately 35 to 40 basis points due to the timing of Easter. Our revenue mix attributed to bar sales was 19.1% during the thirteen weeks ended June 26, 2016 compared to 19.0% during the comparable period in 2015.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 25.5% during the thirteen weeks ended June 26, 2016 from 26.3% during the comparable period in 2015. This decrease is the result of decreases in grocery, chicken and dairy costs partially offset by increases in beef costs.
Labor Costs. Labor costs as a percentage of revenue increased to 32.7% during the thirteen weeks ended June 26, 2016 from 32.0% during the comparable period in 2015, primarily due to new store labor inefficiencies as we opened four new restaurants during the second quarter of 2016 compared to one new store opening in the second quarter of 2015 and hourly labor rate inflation of approximately 3.8%.
Operating Costs. Operating costs as a percentage of revenue increased to 13.7% during the thirteen weeks ended June 26, 2016 from 13.5% during the comparable period in 2015, primarily due to increases in general repairs and maintenance costs of approximately 15 basis points and other miscellaneous operational cost increases offset by a decrease in utility costs of approximately 5 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue decreased to 6.4% during the thirteen weeks ended June 26, 2016 from 6.5% during the comparable period in 2015, primarily as a result of our existing locations leveraging rent costs on sales growth as well as lower property taxes and common area maintenance.
General and Administrative Expenses. General and administrative expenses increased $0.6 million to $4.9 million for the thirteen weeks ended June 26, 2016 compared to $4.3 million during the comparable period in 2015. This increase was primarily driven by an increase in management salaries and equity compensation due to additional headcount to support our growth as well as increased payroll taxes due to an increase in employee stock option exercises.
Marketing Costs. As a percentage of revenue marketing costs remained flat at 0.8% during the thirteen weeks ended June 26, 2016 compared to the same period in 2015.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased $0.8 million to $1.5 million during the thirteen weeks ended June 26, 2016 compared to $0.7 million during the same period in 2015. This increase is primarily the result of differences in the timing of our development schedule. During the second quarter of 2016, we incurred pre-opening costs for four new restaurants and pre-opening costs for six new restaurants that will open in the third quarter of 2016 or later. During the comparable period in 2015, we incurred pre-opening costs for one new restaurant opening and costs for six new restaurants that opened in the third quarter of 2015 or later.
Depreciation and Amortization. Depreciation and amortization costs increased $0.5 million to $3.7 million during the thirteen weeks ended June 26, 2016 from $3.2 million during the comparable period in 2015, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirteen weeks ended June 26, 2016 our effective tax rate increased to approximately 30.5% from approximately 29.0% during the comparable period in 2015. This increase is due to higher pre-tax income levels and the Company's federal statutory tax rate increasing from 34% to 35% in the third quarter of 2015. The effective tax rates differ from the statutory rates primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips.
Net Income. As a result of the foregoing, net income increased 7.6% to $5.8 million during the thirteen weeks ended June 26, 2016 from $5.4 million during the comparable period in 2015.

Twenty-Six Weeks Ended June 26, 2016 Compared to Twenty-Six Weeks Ended June 28, 2015
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Twenty-Six Weeks Ended
	June 26, 2016	% of Revenue	June 28, 2015	% of Revenue	$ Change	% Change
Revenue	$165,963	100.0%	$142,191	100.0%	$23,772	16.7%
Costs and expenses:
Cost of sales	42,395	25.5%	37,346	26.3%	5,049	13.5%
Labor	54,388	32.8%	46,273	32.5%	8,115	17.5%
Operating	22,590	13.6%	19,499	13.7%	3,091	15.9%
Occupancy	10,942	6.6%	9,347	6.6%	1,595	17.1%
General and administrative	9,403	5.7%	8,383	5.9%	1,020	12.2%
Marketing	1,275	0.8%	1,144	0.8%	131	11.5%
Restaurant pre-opening	2,967	1.8%	1,807	1.3%	1,160	64.2%
Depreciation and amortization	7,184	4.3%	6,192	4.3%	992	16.0%
Total costs and expenses	151,144	91.1%	129,991	91.4%	21,153	16.3%
Income from operations	14,819	8.9%	12,200	8.6%	2,619	21.5%
Interest expense	31	—%	77	0.1%	(46)	(59.7)%
Income before income taxes	14,788	8.9%	12,123	8.5%	2,665	22.0%
Income tax expense	4,476	2.7%	3,515	2.4%	961	27.3%
Net income	$10,312	6.2%	$8,608	6.1%	$1,704	19.8%

Revenue. Revenue increased $23.8 million, or 16.7%, to $166.0 million for the twenty-six weeks ended June 26, 2016 from $142.2 million for the comparable period in 2015. This increase was primarily driven by $23.0 million in incremental revenue from an additional 268 operating weeks provided by 16 new restaurants opened during and subsequent to the twenty-six weeks ended June 28, 2015 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for these non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 2.0% for the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015. The increase in comparable restaurant sales was primarily driven by a 1.7% increase in average check and a 0.3% increase in average weekly customers. Our revenue mix attributed to bar sales was 18.6% during the twenty-six weeks ended June 26, 2016 compared to 18.5% during the comparable period in 2015.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 25.5% during the twenty-six weeks ended June 26, 2016 from 26.3% during the comparable period in 2015. This decrease is the result of decreases in grocery, chicken and dairy costs partially offset by increases in beef and produce costs.
Labor Costs. Labor costs as a percentage of revenue increased to 32.8% during the twenty-six weeks ended June 26, 2016 from 32.5% during the comparable period in 2015, primarily due to new store labor inefficiencies as we opened six new restaurants during the twenty-six weeks ended June 26, 2016 compared to four new store openings during the comparable period in 2015 and hourly labor rate inflation of approximately 3.8%.
Operating Costs. Operating costs as a percentage of revenue decreased to 13.6% during the twenty-six weeks ended June 26, 2016 from 13.7% during the comparable period in 2015, primarily due to decreases in utility costs of approximately 15 basis points and other miscellaneous operational cost decreases offset by increases in general repairs and maintenance costs of approximately 15 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue remained flat at 6.6% during the twenty-six weeks ended June 26, 2016 compared to the comparable period in 2015, primarily as a result of our comparable locations leveraging rent costs on sales growth offset by higher rent as a percentage of sales at our new locations.
General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 12.2%, to $9.4 million for the twenty-six weeks ended June 26, 2016 from $8.4 million during the comparable period in 2015. This increase was primarily driven by an increase in management salaries and equity compensation due to additional headcount to support our growth as well as increased payroll taxes due to an increase in employee stock option exercises.

Marketing Costs. As a percentage of revenue marketing costs remained flat at 0.8% during the twenty-six weeks ended June 26, 2016 compared to the same period in 2015.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased $1.2 million to $3.0 million during the twenty-six weeks ended June 26, 2016 compared to $1.8 million during the same period in 2015. This increase is primarily the result of differences in the timing of our development schedule. During the twenty-six weeks ended June 26, 2016, we incurred pre-opening costs for six new restaurants that opened and for six restaurants that will open in the third quarter of 2016 or later. In 2015, we incurred pre-opening costs for four new restaurants that opened and for five restaurants that opened in the third quarter of 2015 or later.
Depreciation and Amortization. Depreciation and amortization costs increased $1.0 million to $7.2 million during the twenty-six weeks ended June 26, 2016 from $6.2 million during the comparable period in 2015, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the twenty-six weeks ended June 26, 2016 our effective tax rate increased to 30.3% from 29.0% during the comparable period in 2015. This increase is due to higher pre-tax income levels and the Company's federal statutory tax rate increasing from 34% to 35% in the third quarter of 2015. The effective tax rates differ from the statutory rates primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips.
Net Income. As a result of the foregoing, net income increased 19.8% to $10.3 million during the twenty-six weeks ended June 26, 2016 from $8.6 million during the comparable period in 2015.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our $25 million Revolving Credit Facility. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure and obligations under our operating leases. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for at least the next twelve months.
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
Cash Flows for Twenty-Six Weeks Ended June 26, 2016 and June 28, 2015
The following table summarizes the statement of cash flows for the twenty-six weeks ended June 26, 2016 and June 28, 2015 (in thousands):

	Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015
Net cash provided by operating activities	$22,107	$23,156
Net cash used in investing activities	(20,173)	(10,691)
Net cash provided by (used in) financing activities	3,306	(8,646)
Net increase in cash and cash equivalents	5,240	3,819
Cash and cash equivalents at beginning of year	8,529	3,815
Cash and cash equivalents at end of period	$13,769	$7,634
Operating Activities. Net cash provided by operating activities decreased $1.0 million to $22.1 million for the twenty-six weeks ended June 26, 2016 from $23.2 million during the comparable period in 2015. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was primarily due to net decreases in other non-cash reconciling items of $3.7 million partially offset by an increase in net income of $1.7 million and changes in operating assets and liabilities, or working capital, of $0.9 million. The decrease in non-cash items of $3.7 million was primarily due to excess tax benefits from stock-based compensation and deferred income taxes offset by depreciation and amortization. The increase in working capital of $0.9 million was primarily due to timing related to accrued liabilities and deferred rent partially offset by prepaid expenses and other current assets and deferred lease incentives.

Investing Activities. Net cash used in investing activities increased $9.5 million to $20.2 million for the twenty-six weeks ended June 26, 2016 from $10.7 million during the comparable period in 2015. The increase was primarily due to the timing of our construction schedule and the related construction payments associated with our six new restaurants that opened during the twenty-six weeks ended June 26, 2016, as well as expenditures related to future restaurant openings, maintaining our existing restaurants and other projects.
Financing Activities. Net cash provided by financing activities was $3.3 million for the twenty-six weeks ended June 26, 2016 compared to $8.6 million used in the comparable period in 2015. During the twenty-six weeks ended June 26, 2016 we received an excess tax benefit from stock-based compensation and proceeds from the exercise of stock options of $3.6 million partially offset by $0.3 million related to the indirect repurchase of shares for minimum tax withholdings. During the twenty-six weeks ended June 28, 2015 we had net payments of $8.8 million on our Revolving Credit Facility offset by a net $0.1 million cash inflow related to our equity plan.
As of June 26, 2016, we lease six of our restaurant locations and our corporate office from entities owned by our founders. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
For 2016, we currently estimate capital expenditure outlays will range between $33.0 million and $38.0 million, net of agreed upon tenant improvement allowances and excluding approximately $5.0 million to $5.9 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $3.0 million on pre-opening costs during the twenty-six weeks ended June 26, 2016. These estimates are based on average new restaurant capital expenditures of $2.3 million (net of estimated tenant improvement allowances) for the opening of 11 to 13 new restaurants as well as $5.0 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2016.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $4.8 million at June 26, 2016 compared to $7.8 million at December 27, 2015.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of June 26, 2016 we had no outstanding indebtedness under our Revolving Credit Facility.
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
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.
Off-Balance Sheet Arrangements
As of June 26, 2016, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
Significant Accounting Policies
There have been no material changes to the significant accounting policies from what was previously disclosed in our Annual Report filed with the SEC.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our Annual Report filed with the SEC.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the three months ended June 26, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
March 28, 2016 through April 24, 2016	—	$—
April 25, 2016 through May 22, 2016	—	—
May 23, 2016 through June 26, 2016	590	32.67
Total	590	$32.67

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock units during the second quarter of 2016, we withheld a total of 590 shares that are included in the total number of shares purchased column above.

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
Date: August 4, 2016

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