Form 10-Q
period 2016-09-25
CHUY'S HOLDINGS, INC.
filed 2016-11-03
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2016
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at October 28, 2016 was 16,822,284.

Part I—Financial Information
Item 1.    Financial Statements

Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 25, 2016	December 27, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,944	$8,529
Accounts receivable	773	1,118
Lease incentives receivable	3,770	2,756
Inventories	1,208	1,194
Income tax receivable	3,389	987
Prepaid expenses and other current assets	4,823	2,639
Total current assets	27,907	17,223
Property and equipment, net	159,036	136,493
Other assets and intangible assets, net	1,844	1,763
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$234,756	$201,448
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,919	$7,294
Accrued liabilities	16,276	15,861
Deferred lease incentives	2,201	1,853
Total current liabilities	26,396	25,008
Deferred tax liability, net	14,739	10,281
Accrued deferred rent	8,807	6,908
Deferred lease incentives, less current portion	30,944	26,194
Total liabilities	80,886	68,391

Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,820,282 shares issued and outstanding at September 25, 2016 and 16,490,600 shares issued and outstanding at December 27, 2015	168	165
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at September 25, 2016 and December 27, 2015	—	—
Paid-in capital	96,338	90,439
Retained earnings	57,364	42,453
Total stockholders’ equity	153,870	133,057
Total liabilities and stockholders’ equity	$234,756	$201,448

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenue	$85,597	$73,910	$251,560	$216,101
Costs and expenses:
Cost of sales	22,528	19,674	64,923	57,020
Labor	28,469	23,641	82,857	69,914
Operating	12,003	10,235	34,593	29,734
Occupancy	5,695	4,802	16,637	14,149
General and administrative	4,132	4,073	13,535	12,456
Marketing	641	576	1,916	1,720
Restaurant pre-opening	1,178	1,067	4,145	2,874
Closure costs	390	—	390	—
Depreciation and amortization	3,821	3,230	11,005	9,422
Total costs and expenses	78,857	67,298	230,001	197,289
Income from operations	6,740	6,612	21,559	18,812
Interest expense, net	16	16	47	93
Income before income taxes	6,724	6,596	21,512	18,719
Income tax expense	2,125	2,527	6,601	6,042
Net income	$4,599	$4,069	$14,911	$12,677
Net income per common share:
Basic	$0.27	$0.25	$0.90	$0.77
Diluted	$0.27	$0.24	$0.88	$0.76
Weighted-average shares outstanding:
Basic	16,803,188	16,476,472	16,625,008	16,465,499
Diluted	16,953,093	16,760,695	16,861,667	16,726,925

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015
Cash flows from operating activities:
Net income	$14,911	$12,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,005	9,422
Amortization of loan origination costs	25	34
Closure costs	269	—
Stock-based compensation	1,624	1,255
Excess tax benefit from stock-based compensation	(3,158)	(109)
Loss on disposal of property and equipment	48	90
Amortization of deferred lease incentives	(1,548)	(1,233)
Deferred income taxes	4,458	3,972
Changes in operating assets and liabilities:
Accounts receivable	345	264
Inventories	(22)	(86)
Income tax receivable	(2,402)	(603)
Prepaid expenses and other current assets	(2,190)	(812)
Accounts payable	(1,732)	(2,427)
Accrued liabilities and deferred rent	5,427	5,118
Deferred lease incentives	5,632	6,223
Net cash provided by operating activities	32,692	33,785
Cash flows from investing activities:
Purchase of property and equipment	(31,290)	(18,097)
Purchase of other assets	(202)	(315)
Net cash used in investing activities	(31,492)	(18,412)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	1,000
Payments under revolving line of credit	—	(9,750)
Excess tax benefit from stock-based compensation	3,158	109
Proceeds from the exercise of stock options	1,379	105
Indirect repurchase of shares for minimum tax withholdings	(322)	(54)
Net cash provided by (used in) financing activities	4,215	(8,590)
Net increase in cash and cash equivalents	5,415	6,783
Cash and cash equivalents, beginning of period	8,529	3,815
Cash and cash equivalents, end of period	$13,944	$10,598

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$2,357	$2,627

Supplemental cash flow disclosures:
Cash paid for interest	$25	$87
Cash paid for income taxes	$1,384	$2,323

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of September 25, 2016, the Company operated 77 restaurants in 15 states.
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
Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements to conform to current year presentation.
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

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

3. Closure Costs
The Company recorded closure costs of $390,000 for the thirteen and thirty-nine weeks ended September 25, 2016 related to the closure and relocation of one restaurant. The closure costs primarily consisted of the write-off of assets and other incremental closing costs.
4. Net Income Per Share
The number of shares and net income per share data for all periods presented are based on the historical weighted-average shares of common stock outstanding.
Basic net income per share of the Company's common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to as "restricted stock units"). For the thirteen weeks ended September 25, 2016 and September 27, 2015 there were approximately 1,000 and 9,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the thirty-nine weeks ended September 25, 2016 and September 27, 2015 there were approximately 1,000 and 39,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
BASIC
Net income	$4,599	$4,069	$14,911	$12,677

Weighted-average common shares outstanding	16,803,188	16,476,472	16,625,008	16,465,499
Basic net income per common share	$0.27	$0.25	$0.90	$0.77

DILUTED
Net income	$4,599	$4,069	$14,911	$12,677

Weighted-average common shares outstanding	16,803,188	16,476,472	16,625,008	16,465,499
Dilutive effect of stock options and restricted stock units	149,905	284,223	236,659	261,426
Weighted-average of diluted shares	16,953,093	16,760,695	16,861,667	16,726,925
Diluted net income per common share	$0.27	$0.24	$0.88	$0.76

5. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of September 25, 2016, a total of 818,961 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying condensed consolidated income statements was $565,000 and $450,000 for the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively, and $1,624,000 and $1,255,000 for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity related to stock options for the thirty-nine weeks ended September 25, 2016 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 27, 2015	634,412	$11.91
Exercised	(293,216)	4.70
Forfeited	(4,504)	31.62
Outstanding at September 25, 2016	336,692	$17.92	4.95	$3,945
Exercisable at September 25, 2016	277,895	$15.82	4.62	$3,822
The aggregate intrinsic value in the table above is obtained by subtracting the exercise price from the estimated fair value of the underlying common stock as of September 25, 2016 and multiplying this result by the related number of options outstanding and exercisable at September 25, 2016. The estimated fair value of the common stock as of September 25, 2016 used in the above calculation was $29.49 per share, the closing price of the Company’s common stock on September 23, 2016, the last trading day of the third quarter. The total intrinsic value of options exercised during the thirty-nine weeks ended September 25, 2016 was $8.7 million. The fair value of options vested during the thirty-nine weeks ended September 25, 2016 was $454,000.
There was approximately $458,000 of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of September 25, 2016. These costs will be recognized ratably over the next three years.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirty-nine weeks ended September 25, 2016 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 27, 2015	165,111	$29.72
Granted	91,004	34.47
Vested	(45,819)	30.90
Forfeited	(6,141)	29.69
Outstanding at September 25, 2016	204,155	$31.58	2.78
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 25, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $5.3 million, which is expected to be recognized ratably over the next five years.
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

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Under the Company's Revolving Credit Facility, the Company may request to increase the size of the Revolving Credit Facility by up to an additional $25.0 million, in minimum principal amounts of $5.0 million or the remaining amount of the $25.0 million if less than $5.0 million (the "Incremental Revolving Loan"), which Incremental Revolving Loan will be effective after 10 days written notice to the agent. In the event that any of the lenders fund the Incremental Revolving Loan, the terms and provisions of the Incremental Revolving Loan will be the same as under the Company's Revolving Credit Facility.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of September 25, 2016 the Company had no borrowings under our Revolving Credit Facility.
7. Accrued Liabilities
The major classes of accrued liabilities at September 25, 2016 and December 27, 2015 are summarized as follows:

	September 25, 2016	December 27, 2015
Accrued compensation and related benefits	$7,673	$8,080
Sales and use tax	2,267	2,084
Other accruals	3,324	2,778
Deferred gift card revenue	1,172	1,645
Property tax	1,840	1,274
Total accrued liabilities	$16,276	$15,861
8. Commitments and Contingencies
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
9. Subsequent events
Subsequent to September 25, 2016, the Company opened one new restaurant for a total of 78 restaurants, in 16 states.

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of September 25, 2016, we operated 77 Chuy’s restaurants across 15 states.
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
As of September 25, 2016, we opened nine new restaurants year-to-date and we also opened one additional restaurant subsequent to September 25, 2016. We expect to double our restaurant base over the next three to five years. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in average weekly customer trends as well as changes in average check. Our comparable restaurant base consisted of 58 and 48 restaurants at September 25, 2016 and September 27, 2015, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Total restaurants (at end of period)	77	65	77	65
Total comparable restaurants (at end of period)	58	48	58	48
Average comparable unit volumes (in thousands)	$1,165	$1,200	$3,539	$3,630
Change in comparable restaurant sales	0.3%	4.2%	1.5%	3.1%
Average check	$14.48	$14.27	$14.49	$14.24
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
Closure costs. Closure costs consist of any costs associated with the closure of a restaurant.
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
Thirteen Weeks Ended September 25, 2016 Compared to Thirteen Weeks Ended September 27, 2015
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 25, 2016	% of Revenue	September 27, 2015	% of Revenue	$ Change	% Change
Revenue	$85,597	100.0%	$73,910	100.0%	$11,687	15.8%
Costs and expenses:
Cost of sales	22,528	26.3%	19,674	26.6%	2,854	14.5%
Labor	28,469	33.3%	23,641	32.0%	4,828	20.4%
Operating	12,003	14.0%	10,235	13.8%	1,768	17.3%
Occupancy	5,695	6.7%	4,802	6.5%	893	18.6%
General and administrative	4,132	4.8%	4,073	5.5%	59	1.4%
Marketing	641	0.7%	576	0.8%	65	11.3%
Restaurant pre-opening	1,178	1.4%	1,067	1.5%	111	10.4%
Closure costs	390	0.4%	—	—%	390	*
Depreciation and amortization	3,821	4.5%	3,230	4.4%	591	18.3%
Total costs and expenses	78,857	92.1%	67,298	91.1%	11,559	17.2%
Income from operations	6,740	7.9%	6,612	8.9%	128	1.9%
Interest expense, net	16	—%	16	—%	—	—%
Income before income taxes	6,724	7.9%	6,596	8.9%	128	1.9%
Income tax expense	2,125	2.5%	2,527	3.4%	(402)	(15.9)%
Net income	$4,599	5.4%	$4,069	5.5%	$530	13.0%
*Not meaningful.
Revenue. Revenue increased $11.7 million, or 15.8%, to $85.6 million for the thirteen weeks ended September 25, 2016 from $73.9 million for the comparable period in 2015. This increase was primarily driven by $13.0 million in incremental revenue from an additional 166 operating weeks provided by 15 new restaurants opened during and subsequent to the thirteen weeks ended September 27, 2015 and increased revenue at our comparable restaurants. These increases were offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above and the loss of seven operating weeks due to the closing of the Charlotte, NC location during the third quarter of 2016. Revenue for our non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 0.3% for the thirteen weeks ended September 25, 2016 compared to the thirteen weeks ended September 27, 2015. The increase in comparable restaurant sales was driven primarily by a 1.1% increase in average check partially offset by a 0.8% decrease in average weekly customers. Our revenue mix attributed to bar sales was 18.4% during the thirteen weeks ended September 25, 2016 compared to 18.3% during the comparable period in 2015.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 26.3% during the thirteen weeks ended September 25, 2016 from 26.6% during the comparable period in 2015. This decrease is primarily the result of decreased grocery costs.
Labor Costs. Labor costs as a percentage of revenue increased to 33.3% during the thirteen weeks ended September 25, 2016 from 32.0% during the comparable period in 2015, primarily due to new store labor inefficiencies as we opened three new restaurants during the third quarter of 2016 compared to two new store openings in the third quarter of 2015 and hourly labor rate inflation of over 4.0%.
Operating Costs. Operating costs as a percentage of revenue increased to 14.0% during the thirteen weeks ended September 25, 2016 from 13.8% during the comparable period in 2015, primarily due to increases in general repairs and maintenance costs of approximately 10 basis points and other miscellaneous operational cost increases.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.7% during the thirteen weeks ended September 25, 2016 from 6.5% during the comparable period in 2015, primarily as a result of higher rental expense and property taxes at certain newly opened restaurants as we continue our expansion into larger markets.
General and Administrative Expenses. General and administrative expenses increased $0.1 million, or 1.4%, to $4.1 million for the thirteen weeks ended September 25, 2016 compared to the comparable period in 2015. This increase was primarily driven by an increase in management salaries and equity compensation due to additional headcount to support our growth as well as increased payroll taxes due to an increase in employee stock option exercises offset by a decrease in performance based bonuses.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased $0.1 million to $1.2 million during the thirteen weeks ended September 25, 2016 compared to $1.1 million during the same period in 2015. This increase is primarily the result of differences in the timing of our development schedule. During the third quarter of 2016, we incurred pre-opening costs for three new restaurants compared to two new restaurants during the comparable period in 2015.
Closure costs. During the thirteen weeks ended September 25, 2016 we recorded $0.4 million of closure costs related to one restaurant that was closed and relocated. Closure costs are currently expected to continue through the first quarter of 2017.
Depreciation and Amortization. Depreciation and amortization costs increased $0.6 million to $3.8 million during the thirteen weeks ended September 25, 2016 from $3.2 million during the comparable period in 2015, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirteen weeks ended September 25, 2016 our effective tax rate decreased to approximately 31.6% from approximately 38.3% during the comparable period in 2015. This decrease is primarily due to the Company's federal statutory tax rate increasing from 34% to 35% during the comparable period in 2015. As a result of the increase in the federal statutory tax rate we recorded a discrete tax item of approximately $0.4 million to increase our deferred tax liabilities during the thirteen weeks ended September 27, 2015. The effective tax rate for 2015, excluding the discrete tax item, was estimated to be between 29% and 31%. The effective tax rates differ from the statutory rates primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips and the above discrete item.
Net Income. As a result of the foregoing, net income increased 13.0% to $4.6 million during the thirteen weeks ended September 25, 2016 from $4.1 million during the comparable period in 2015.

Thirty-Nine Weeks Ended September 25, 2016 Compared to Thirty-Nine Weeks Ended September 27, 2015
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirty-Nine Weeks Ended
	September 25, 2016	% of Revenue	September 27, 2015	% of Revenue	$ Change	% Change
Revenue	$251,560	100.0%	$216,101	100.0%	$35,459	16.4%
Costs and expenses:
Cost of sales	64,923	25.8%	57,020	26.4%	7,903	13.9%
Labor	82,857	32.9%	69,914	32.4%	12,943	18.5%
Operating	34,593	13.7%	29,734	13.8%	4,859	16.3%
Occupancy	16,637	6.6%	14,149	6.5%	2,488	17.6%
General and administrative	13,535	5.4%	12,456	5.8%	1,079	8.7%
Marketing	1,916	0.8%	1,720	0.8%	196	11.4%
Restaurant pre-opening	4,145	1.6%	2,874	1.3%	1,271	44.2%
Closure costs	390	0.2%	—	—%	390	*
Depreciation and amortization	11,005	4.4%	9,422	4.3%	1,583	16.8%
Total costs and expenses	230,001	91.4%	197,289	91.3%	32,712	16.6%
Income from operations	21,559	8.6%	18,812	8.7%	2,747	14.6%
Interest expense	47	—%	93	—%	(46)	(49.5)%
Income before income taxes	21,512	8.6%	18,719	8.7%	2,793	14.9%
Income tax expense	6,601	2.7%	6,042	2.8%	559	9.3%
Net income	$14,911	5.9%	$12,677	5.9%	$2,234	17.6%
*Not meaningful.
Revenue. Revenue increased $35.5 million, or 16.4%, to $251.6 million for the thirty-nine weeks ended September 25, 2016 from $216.1 million for the comparable period in 2015. This increase was primarily driven by $36.0 million in incremental revenue from an additional 434 operating weeks provided by 19 new restaurants opened during and subsequent to the thirty-nine weeks ended September 27, 2015 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above and the loss of seven operating weeks due to the closing of the Charlotte, NC location during the third quarter of 2016. Revenue for our non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 1.5% for the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015. The increase in comparable restaurant sales was primarily driven by a 1.5% increase in average check and flat average weekly customers. Our revenue mix attributed to bar sales was 18.5% during both thirty-nine weeks ended September 25, 2016 and September 27, 2015.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 25.8% during the thirty-nine weeks ended September 25, 2016 from 26.4% during the comparable period in 2015. This decrease is primarily the result of decreases in grocery and chicken costs partially offset by increased beef costs.
Labor Costs. Labor costs as a percentage of revenue increased to 32.9% during the thirty-nine weeks ended September 25, 2016 from 32.4% during the comparable period in 2015, primarily due to new store labor inefficiencies as we opened nine new restaurants during the thirty-nine weeks ended September 25, 2016 compared to six new store openings during the comparable period in 2015 and hourly labor rate inflation of approximately 4.0%.
Operating Costs. Operating costs as a percentage of revenue decreased to 13.7% during the thirty-nine weeks ended September 25, 2016 from 13.8% during the comparable period in  2015, primarily due to decreases in utility and insurance costs of approximately 20 basis points offset by increases in general repairs and maintenance costs of approximately 10 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.6% during the thirty-nine weeks ended September 25, 2016 from 6.5% during the comparable period in 2015, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets.
General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 8.7%, to $13.5 million for the thirty-nine weeks ended September 25, 2016 from $12.5 million during the comparable period in 2015. This increase was primarily driven by an increase in management salaries and equity compensation due to additional headcount to support our growth as well as increased payroll taxes due to an increase in employee stock option exercises offset by a decrease in performance based bonuses.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased $1.3 million to $4.1 million during the thirty-nine weeks ended September 25, 2016 compared to $2.9 million during the same period in 2015. This increase is primarily the result of differences in the timing of our development schedule. During the thirty-nine weeks ended September 25, 2016, we incurred pre-opening costs for nine new restaurant openings compared to six new restaurants during the comparable period in 2015.
Closure costs. During the thirty-nine weeks ended September 25, 2016 we recorded $0.4 million of closure costs related to one restaurant that was closed and relocated. Closure costs are currently expected to continue through the first quarter of 2017.
Depreciation and Amortization. Depreciation and amortization costs increased $1.6 million to $11.0 million during the thirty-nine weeks ended September 25, 2016 from $9.4 million during the comparable period in 2015, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirty-nine weeks ended September 25, 2016 our effective tax rate decreased to 30.7% from 32.3% during the comparable period in 2015. This decrease is primarily due to the Company's federal statutory tax rate increasing from 34% to 35% during the comparable period in 2015. As a result of the increase in the federal statutory tax rate we recorded a discrete tax item of approximately $0.4 million to increase our deferred tax liabilities during the thirteen weeks ended September 27, 2015. The effective tax rate for 2015, excluding the discrete tax item, was estimated to be between 29% and 31%. The effective tax rates differ from the statutory rates primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips and the above discrete item.
Net Income. As a result of the foregoing, net income increased 17.6% to $14.9 million during the thirty-nine weeks ended September 25, 2016 from $12.7 million during the comparable period in 2015.
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
Cash Flows for Thirty-Nine Weeks Ended September 25, 2016 and September 27, 2015
The following table summarizes the statement of cash flows for the thirty-nine weeks ended September 25, 2016 and September 27, 2015 (in thousands):

	Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015
Net cash provided by operating activities	$32,692	$33,785
Net cash used in investing activities	(31,492)	(18,412)
Net cash provided by (used in) financing activities	4,215	(8,590)
Net increase in cash and cash equivalents	5,415	6,783
Cash and cash equivalents at beginning of year	8,529	3,815
Cash and cash equivalents at end of period	$13,944	$10,598
Operating Activities. Net cash provided by operating activities decreased $1.1 million to $32.7 million for the thirty-nine weeks ended September 25, 2016 from $33.8 million during the comparable period in 2015. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was primarily due to net decreases in operating assets and liabilities, or working capital, of $2.6 million and other non-cash reconciling items of $0.7 million partially offset by an increase in net income of $2.2 million. The decrease in working capital of $2.6 million was primarily due to changes in income tax receivables, prepaid expenses and other current assets and the receipt of deferred lease incentives partially offset by decreases in accounts payable. The decrease in non-cash items of $0.7 million was primarily due to deferred income taxes and excess tax benefits from stock-based compensation partially offset by depreciation and amortization.
Investing Activities. Net cash used in investing activities increased $13.1 million to $31.5 million for the thirty-nine weeks ended September 25, 2016 from $18.4 million during the comparable period in 2015. The increase was primarily due to the timing of our construction schedule and the related construction payments associated with our nine new restaurants that opened during the thirty-nine weeks ended September 25, 2016, as well as expenditures related to future restaurant openings, maintaining our existing restaurants and other projects.
Financing Activities. Net cash provided by financing activities was $4.2 million for the thirty-nine weeks ended September 25, 2016 compared to $8.6 million used in the comparable period in 2015. During the thirty-nine weeks ended September 25, 2016 we received an excess tax benefit from stock-based compensation and proceeds from the exercise of stock options of $4.5 million partially offset by $0.3 million related to the indirect repurchase of shares for minimum tax withholdings. During the thirty-nine weeks ended September 27, 2015 we had net payments of $8.8 million on our Revolving Credit Facility offset by a net $0.2 million cash inflow related to our equity plan.
As of September 25, 2016, we lease six of our restaurant locations and our corporate office from entities owned by our founders. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
For 2016, we currently estimate capital expenditure outlays will range between $33.0 million and $35.0 million, net of agreed upon tenant improvement allowances and excluding approximately $5.0 million to $5.9 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $4.1 million on pre-opening costs during the thirty-nine weeks ended September 25, 2016. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.3 million (net of estimated tenant improvement allowances) for the opening of 12 new restaurants as well as $5.0 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2016.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we generally operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital surplus of $1.5 million at September 25, 2016 compared to a deficit of $7.8 million at December 27, 2015.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of September 25, 2016 we had no outstanding indebtedness under our Revolving Credit Facility.

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
Off-Balance Sheet Arrangements
As of September 25, 2016, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
Significant Accounting Policies
There have been no material changes to the significant accounting policies from what was previously disclosed in our Annual Report filed with the SEC.
Recent Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2, Recent Accounting Pronouncements in the notes to our unaudited condensed consolidated financial statements.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective as of the end of the period covered by this report.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the three months ended September 25, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
June 27, 2016 through July 24, 2016	—	$—
July 25, 2016 through Aug 21, 2016	320	33.36
Aug 22, 2016 through Sept 25, 2016	—	—
Total	320	$—

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock units during the third quarter of 2016, we withheld a total of 320 shares that are included in the total number of shares purchased column above.

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
Date: November 3, 2016

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