Form 10-K
period 2016-12-25
CHUY'S HOLDINGS, INC.
filed 2017-03-10
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes        ☐        No        ☑
As of June 24, 2016 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $577 million.
The number of shares of the registrant’s common stock outstanding at February 28, 2017 was 16,844,785.

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

Basis of Presentation
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2016, 2015 and 2014 fiscal years each consisted of 52 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2016,” “fiscal 2016,” “fiscal year 2016” or similar references refer to the fiscal year ending December 25, 2016.

PART I
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's", “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiary.

ITEM 1.	BUSINESS
General
Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of December 25, 2016, we operated 80 Chuy’s restaurants across 16 states, with an average unit volume of $4.6 million for our 61 comparable restaurants for the twelve months ended December 25, 2016. Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex-Mex inspired dishes. We believe our employees are a key element of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
Our core menu was established using recipes from family and friends of our founders, and has remained relatively unchanged over the years. We offer the same menu during lunch and dinner, which includes enchiladas, fajitas, tacos, burritos, combination platters and daily specials, complemented by a variety of appetizers, soups and salads. Each of our restaurants also offers a variety of homemade sauces, including the signature Hatch green chile and creamy jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. Our menu offers considerable value to our customers, with our average check of $14.48 as of December 25, 2016, which is on the lower end of our casual dining peer group. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the Texas Martini, a made-to-order, hand-shaken cocktail served with jalapeño-stuffed olives. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 25, 2016, alcoholic beverages constituted 18.3% of our total restaurant sales.
We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, a “Nacho Car” that provides complimentary chips, salsa and chile con queso in the trunk of a classic car, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Including patio space, our restaurants range in size from 5,300 to 12,200 square feet, with seating for approximately 225 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allow us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 6,100 customers per location per week or 316,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.
Our Business Strengths
Over our 34-year operating history, we have developed and refined the following strengths:
Fresh, Authentic Mexican and Tex-Mex Inspired Cuisine. Our goal is to provide unique, authentic Mexican and Tex-Mex inspired food using only the freshest ingredients. We believe we serve authentic Mexican and Tex-Mex inspired food based on our recipes, ingredients, cooking techniques and food pairings, which originated from our founders’ friends and families from Mexico, New Mexico and Texas. Every day in each restaurant, we roast and hand pull whole bone-in chicken breasts, hand roll fresh tortillas, squeeze fresh lime juice and prepare fresh guacamole from whole avocados. In addition, we make all nine to eleven of our homemade sauces daily using high-quality ingredients. We believe this commitment to made-from-scratch, freshly prepared cooking results in great tasting, high-quality food, a sense of pride among our restaurant employees and loyalty among our customers. Some of our kitchen managers travel to Hatch, New Mexico every summer to hand-select batches of our green chiles. We believe our commitment to serving high-quality food is also evidenced by serving only Choice quality beef and fresh ingredients. We believe our servers and kitchen staff are highly proficient in executing the core menu and capable of satisfying large quantities of custom orders, as the majority of our orders are customized.
Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex-Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers, with our average check of $14.48 as of December 25, 2016, which is on the lower end of our casual dining peer group. Through our training programs, we train our employees to make sure that each plate is prepared according to our presentation and recipe standards.
Although our core demographic is ages 21 to 44, we believe our restaurants appeal to a broad spectrum of customers and will continue to benefit from trends in consumers’ preferences. We believe consumers are craving bold, spicy and flavorful foods, like those featured in our core offering. Additionally, we believe our brand appeals to a wide demographic and will continue to benefit from the growing demand for fresh, authentic Mexican and Tex-Mex inspired food and a fun, festive dining experience. We believe we are also an attractive venue for families and other large parties, and consider many of our restaurants to be destination locations, drawing customers from as far as 30 miles away. We locate our restaurants in high-traffic locations to attract primarily local patrons with limited reliance on business travelers.
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
Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 25, 2016, our comparable restaurants generated average unit volumes of $4.6 million, with our highest volume comparable restaurant generating approximately $9.1 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $2.2 million. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $1.9 million to $2.5 million (net of estimated tenant incentives of between zero and $1.0 million). We currently target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1.
Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. Our senior management team has an average of approximately 32 years of restaurant experience and our 81 general managers, as of December 25, 2016, have an average tenure at Chuy’s of approximately 6 years. In 2007, we hired our CEO and President, Steve Hislop. Mr. Hislop is the former President of O’Charley’s Restaurants, where he spent 19 years performing a variety of functions, including serving as Concept President and a member of the board of directors, and helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants during his tenure. Since Mr. Hislop’s arrival in 2007, we have accelerated our growth plan and opened 74 new restaurants, net of relocation, as of February 28, 2017, and entered 15 new states.
Our Business Strategies
Pursue New Restaurant Development. We plan to identify and pursue major markets for expansion, where we believe we can achieve high unit volumes and attractive unit level returns, while at the same time backfilling in our existing markets to continue to build brand awareness. We believe the broad appeal of the Chuy’s concept, historical unit economics and flexible real estate strategy enhance the portability of our concept and provide us opportunity for continued expansion. Currently, our new restaurant development primarily consists of ground up construction and conversions of existing structures.
We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. In 2014, we opened eleven restaurants with a focus on backfilling existing markets. We opened ten new restaurants in 2015, four in new markets and six backfilling existing markets. We opened twelve new restaurants in 2016, one in a new market and eleven backfilling existing markets. Our restaurants opened since 2001 that have been in operations for more than three years have generated average cash-on-cash returns of more than 30.0% in the third year of operations. During 2017, we have opened two restaurants as of February 28, 2017, and plan to open a total of twelve to fourteen restaurants for the year. Over the next three to five years, we expect to double our restaurant base.
Deliver Consistent Comparable Restaurant Sales Through Providing High-Quality Food and Service. We believe we will be able to generate comparable restaurant sales growth by consistently providing an attractive price/value proposition for our customers with excellent service in an upbeat atmosphere. We remain focused on delivering freshly prepared, authentic, high-quality Mexican and Tex-Mex inspired cuisine at a considerable value to our customers. Though the core menu will remain unchanged, we will continue to explore potential additions as well as limited time food and drink offerings. Additionally, we will continue to promote our brand and drive traffic through local marketing efforts and charity events such as the Chuy’s Children Giving to Children Parade, as well as our line of eclectic t-shirts.
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
Leverage Our Infrastructure. In preparation for our new restaurant development plan, we have made investments in our infrastructure over the past several years. We believe we now have the corporate and restaurant-level supervisory personnel in place to support our growth plan for the foreseeable future without significant additional investments in infrastructure. Therefore, we believe that as the restaurant base grows, our general and administrative costs will increase at a slower growth rate than our revenue. Additionally, we foresee relatively minimal increases in marketing expenses as we enter new markets, as the majority of our marketing is done through non-traditional channels such as community events, charity sponsorships, social media and word-of-mouth from our devoted followers, as well as partnerships with local public relations firms.
Real Estate
As of February 28, 2017, we leased 92 locations, of which 78 are free-standing restaurants and 14 are end-cap or in-line restaurants in Class A locations. Of these locations, ten are scheduled to open by the end of 2017. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Including patio space, our restaurants range in size from approximately 5,300 to 12,200 square feet, averaging approximately 8,800 square feet with seating capacity for approximately 225 to 400 customers. Since the beginning of 2008 through February 28, 2017, we have opened 74 new restaurants, net of relocation. Since our inception in 1982, we have only moved three locations and closed four locations. In 2016, we closed and moved our Charlotte, North Carolina, our first closure or relocation since 2004. All of our leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease terms of our leases are 10 or 15 years in length with 2 to 4, 5-year extension options. The initial terms of our leases currently expire between 2017 and 2036. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.

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
Our new restaurants are either ground-up prototypes or conversions. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $1.9 million to $2.5 million (net of estimated tenant incentives of between zero and $1.0 million). The flexibility of our concepts has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 12 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.
The development and construction of our new sites is the responsibility of our real estate and development team. Several project managers are responsible for building the restaurants, and several staff members manage purchasing, budgeting, scheduling and other related administrative functions.
New Restaurant Development
We have opened 74 new locations, net of relocation, since the beginning of 2008 through February 28, 2017 and our management believes we are well-positioned to continue this growth through our new restaurant pipeline, which includes locations currently under development. We maintain a commitment to capitalizing on opportunities and realizing efficiencies in our existing markets while also pursuing attractive locations in new markets. We seek to identify new markets in which we believe there is capacity for us to open multiple restaurants. Over the next three to five years, we expect to double our restaurant base.
Restaurant Operations
We currently have eighteen supervisors that report directly to our three Director of Operations and Vice President of Operations who in turn reports to our Chief Executive Officer. Each supervisor oversees an average of approximately four to six restaurants. The staffing at our restaurants typically consists of a general manager, a kitchen manager and three to five assistant managers. In addition, each of our restaurants employs approximately 100 hourly employees.
Sourcing and Supply
We rely on two regional distributors, Labatt Foodservice ("Labatt") in Texas, Oklahoma and Louisiana, and Performance Food Group (“PFG”) in the rest of the United States, and various suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. Our distributors deliver supplies to each restaurant two to three times each week. Our distributor relationships with Labatt and PFG have been in place for approximately fourteen and four years, respectively, and the distributors cover 38 and 44 locations, respectively, as of February 28, 2017. For our chicken products, we rely on two suppliers, one supplier for our

Southeast locations and one supplier for Texas, Oklahoma and Louisiana. For our green chiles, we contract to buy through two suppliers located in New Mexico. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Changes in the price or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
We are currently under contract with our principal non-alcoholic beverage provider through 2018. Our ability to arrange national distribution of alcoholic beverages is restricted by state law; however, where possible, we negotiate directly with spirit companies and/or regional distributors. We also contract with a third-party provider to source our cooking oil.
Food Safety
Providing a safe and clean dining experience for our customers is essential to our mission statement. We have taken steps to control food quality and safety risks, including implementing a training program for our kitchen staff, employees and managers focusing on food safety and quality assurance. In addition, to minimize the risk of food-borne illness, we have implemented a Hazard Analysis and Critical Control Points (“HACCP”) system for managing food safety and quality. We also consider food safety and quality assurance when selecting our distributors and suppliers. Our suppliers are inspected by federal, state and local regulators or other reputable, qualified inspection services, which helps ensure their compliance with all federal food safety and quality guidelines.
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
We regularly hold a variety of community events. During the winter holidays, we sponsor the Chuy’s Children Giving to Children Parade, which collects toys for Operation Blue Santa in Austin, Texas. Operation Blue Santa gives gifts and holiday meals to families in need in Central Texas. We participate in and sponsor several community events across all of our locations, specifically focusing on helping children’s charities. For example, we participate in the Give Kids the World mAAgic event in Orlando, Florida, the Youth for Tomorrow Golf Classic in Northern Virginia, and the Camp Sunshine Fall Festival in Atlanta, Georgia. To celebrate one of our signature ingredients, the Hatch green chile, we hold an annual Green Chile Festival in all of our restaurants during the August and September harvest, with special menu items featuring Hatch chiles and promotional give-aways.
New Restaurant Openings
We have developed a marketing/branding strategy that we use in connection with new restaurant openings to help build local brand recognition and create a “buzz.” In new markets, we generally host a pre-opening party called a “Redfish Rally” after our emblematic redfish for our social media fans, influencers from the local community and food bloggers experiencing Chuy’s for the first time.  During our “Redfish Rallies”, we serve our food and margaritas and give away free Chuy’s merchandise.  In addition to the “Redfish Rallies”, we employ a variety of pre-opening marketing initiatives such as issuing press releases, delivering free food to local businesses highlighting our defining differences, using social media channels, hosting a dog event to collect pictures for our famous “dog wall” and to collect money to benefit a local pet charity and food tasting through training lunches and dinners with local residents, media, community leaders and businesses.
We use the pre-opening period for our new restaurants as an opportunity to reach out to various media outlets as well as the local community. For our new and expanding markets outside of Texas, we retain local public relations partners to assist us with addressing the local market, establishing relationships with local charities, meeting local community leaders, identifying events for Chuy’s to be a part of and gaining brand recognition.

Social Media & E-Marketing
We have increased our use of social media and e-marketing tools, which enables us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. We believe our customers are generally frequent Internet users and will use social media to share dining experiences. At a corporate and local restaurant level we utilize social media outlets such as Facebook, Twitter and Instagram to promote our brand and engage with our guests. We also have a mailing list for each location that allows us to send customers updates about events at their local Chuy’s.
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
Management Information Systems
In fiscal 2016, we started the implementation of a new point-of-sale system and we expect all of our restaurants to be fully migrated by the end of fiscal 2017. Our point-of-sale processing in our restaurants includes payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. This software communicates directly with our corporate headquarters and provides headquarters with near real-time information about restaurant level performance and sales. We use an enterprise back office software program, Restaurant Magic, in all of our locations. This program compiles our sales, accounts payable, payroll, inventory and purchasing information and communicates that information to our headquarters to provide visibility on restaurant level operations.
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
For the twelve months ended December 25, 2016, 18.3% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. We are subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
Various federal and state labor laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship or work authorization requirements. We are also subject to the regulations of the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement. In addition, some states in which we operate have adopted immigration employment laws which impose additional conditions on employers. Even if we operate our restaurants in strict compliance with the laws, rules and regulations of these federal and state agencies, some of our staff members may not meet federal citizenship or residency requirements or lack appropriate work authorizations, which could lead to a disruption in our work force. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, sick leave, and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, could be detrimental to the profitability of our restaurants operations. Further, we continue to assess the impact of federal health care legislation on our health care benefit costs. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. In addition, while we carry employment practices insurance covering a variety of labor-related liability claims, a settlement or judgment against us that is uninsured or in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.
We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans-fat, salt and allergen content.  Several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another and many of which may be superseded by the new federal regulations under the Patient Protection and Affordable Care Act of 2010 ("PPACA") which are scheduled to go into effect on May 5, 2017. The PPACA federal legislation requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. However, future regulatory action may result in changes to the federal nutritional disclosure requirements. For additional information, see “Risk Factors - Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.” While we believe our ability to adapt to consumer preferences is a strength of our concept, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.
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
We are subject to a variety of federal and state environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2016, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.
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

Restaurant Industry Overview
According to the National Restaurant Association (the “NRA”), U.S. restaurant industry sales in 2016 were $766 billion and expected to grow 4.3% to $799 billion in 2017. The $799 billion in sales in 2017 is composed of 92.2% commercial restaurant services and 7.8% noncommercial and military restaurant services, which include food service for hospitals, transportation services, schools and other noncommercial outlets. These sales are expected to be generated by approximately 14.7 million restaurant industry employees. According to the NRA, restaurant industry sales in the states in which we operate are expected to be approximately $263.4 billion in 2017 with average sales growth of approximately 4.4%.
We believe we are well positioned to benefit from several fundamental trends in the restaurant industry and U.S. population. The NRA estimated that 48% of total U.S. food expenditures were spent at restaurants. Analysts believe that purchases of “food away from home” are attributable to demographic, economic and lifestyle trends, including the rise in the number of women in the workplace, an increase in average household income, an aging U.S. population and an increased willingness by consumers to pay for the convenience of meals prepared outside of their homes. Real disposable personal income, a key driver of restaurant industry sales, increased by a projected 2.8% in 2016 and 3.5% 2015, respectively. We cannot provide assurance that we will benefit from the aforementioned demographic trends.
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
Competition
The restaurant business is intensely competitive with respect to food quality, price/value relationships, ambience, service and location, and is affected by many factors, including changes in consumer tastes and discretionary spending patterns, macroeconomic conditions, demographic trends, weather conditions, the cost and availability of raw materials, labor and energy and government regulations. Our main competitors are full service concepts in the multi-location, casual dining segment in which we compete most directly for real estate locations and customers, including Texas Roadhouse, Cheddar’s Scratch Kitchen and BJ’s Restaurants. We also compete with other providers of Tex-Mex and Mexican fare and adjacent segments, including casual and fast casual segments. We believe we compete favorably for consumers on our food quality, price/value and unique ambience and experience of our restaurants.
Seasonality
Our business is subject to seasonal fluctuations with restaurant sales typically higher during the spring and summer months. Adverse weather conditions during our most favorable months or periods may affect customer traffic. In addition, at nearly all of our restaurants we have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenues.
Employees
As of December 25, 2016, we had approximately 8,200 employees, including 85 corporate management and staff personnel, 600 restaurant level managers and 7,500 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees.
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
Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of December 25, 2016, we operated 80 restaurants, of which 19 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
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
Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including, without limitation:

•	food and other raw materials costs, many of which we do not or cannot effectively hedge;

•	labor costs, including wage, workers’ compensation and other benefits expenses;

•	rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing restaurants;

•	compliance costs as a result of changes in regulatory or industry standards;

•	energy, water and other utility costs;

•	costs for insurance (including health, liability and workers’ compensation);

•	information technology and other logistical costs; and

•	expenses due to litigation against us.
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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 to 80 restaurants as of December 25, 2016. We have opened two restaurants as of February 28, 2017 and plan to open a total of twelve to fourteen restaurants for the year. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

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
Approximately 41% of our restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.
As of December 25, 2016, we operated a total of 33 restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas could have a material adverse effect on our business and operations, as could other occurrences in Texas such as local strikes, energy shortages or extreme fluctuations in energy prices, droughts, hurricanes, fires or other natural disasters.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on two regional distributors, Labatt in Texas, Oklahoma and Louisiana and PFG in the Southeastern United States, and various suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. For our chicken products, we rely on two suppliers, one supplier for our Texas and Oklahoma locations and one for the rest of our locations. For our green chiles, each year we contract with a supplier to buy from a group of farmers in New Mexico, which we have the right to select under our agreement. If and to the extent the farmers are unable or do not supply a sufficient amount of green chiles or if we need chiles out of season, we purchase the excess amount from a secondary supplier. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Any increase in distribution prices, increase in the prices charged by suppliers or failure to perform by these third-parties could cause our food costs to increase or us to experience short-term unavailability of certain products. Failure to identify an alternate source of supply for these items may result in significant cost increases and an inability to provide certain of the items on our menu. If these events occur, it may reduce the profitability of certain of our offerings and may cause us to increase our prices. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price, as a result of inflation or otherwise, or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customer’s demands, which could materially adversely affect our profitability and reputation.
The type, variety, quality, availability and price of produce, beef, chicken and cheese are more volatile than other types of food and are subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors and suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we are able to contract for some of the food commodities used in our restaurants for periods of up to one year, the pricing and availability of some of the commodities used in our operations, such as our produce, cannot be locked in for periods of longer than one week or at all. We do not use financial instruments to hedge our risk to market fluctuations in the price of our ingredients and other commodities at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.
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
The restaurant industry is highly competitive with respect to food quality, ambience, service, price and value and location, and a substantial number of restaurant operations compete with us for customer traffic. The main competitors for our brand are other operators of mid-priced, full service concepts in the multi-location casual dining and Tex-Mex/Mexican food segments in which we compete most directly for real estate locations and customers. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing restaurants or intend to locate new restaurants. Any inability to successfully compete with the other restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. We may also need to evolve our concept in order to compete with popular new restaurant formats or concepts that develop from time to time, and we cannot offer any assurance that we will be successful in doing so or that modifications to our concept will not reduce our profitability. In addition, with improving product offerings at fast casual restaurants, quick-service restaurants and grocery stores and the influence of negative economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants.
Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. The FDA has recently finalized regulations to implement the nutritional menu labeling provisions of the PPACA. These final regulations will be effective in May 2017 and will establish a uniform, federal requirement for certain restaurants, including ours, to post nutritional information on their menus. We will be required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. The PPACA also permits the FDA to require us to make additional nutrient disclosures, such as the disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends and eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.
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
During fiscal years 2014, 2015 and 2016 we opened eleven, ten and twelve restaurants, respectively. During 2017, we have opened two restaurant as of February 28, 2017 and plan to open a total of twelve to fourteen restaurants for the year. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.
Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.
We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase. These increases, as well as federal legislation requiring employers to provide specified levels of health insurance to all employees, could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our customers.
Limitations in our Revolving Credit Facility may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, our liquidity and results of operations could be adversely affected.
At December 25, 2016 we had no outstanding indebtedness under our Revolving Credit Facility.
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
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Deficient restaurant-level cash flow (defined as restaurant net income plus depreciation, gain and/or loss on assets and pre-opening expense) over the previous 24-month period in a stabilized location is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated undiscounted future cash flow expected to be generated by the restaurant. If the carrying amount of the restaurant exceeds estimated future cash flow, an impairment charge is recognized for the amount by which the asset’s carrying amount exceeds its fair value. As a result of the above mentioned review process, we recognized a non-cash loss on asset impairment of $4.4 million related to three restaurants in fiscal 2015. We did not recognize an impairment charge during fiscal 2016 or 2014.
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
We also rely on trade secrets and proprietary know-how to protect our brand. Our methods of safeguarding this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality agreements with all of our team members or suppliers. Even with respect to the confidentiality agreements we have, we cannot assure you that those agreements will not be breached, that they will provide meaningful protection, or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets or proprietary know-how, the appeal of our restaurants could be reduced and our business could be harmed. In addition, if we default under our lease agreements with our landlord, Young/Zapp GP, LLC (“Young/Zapp”) and its subsidiaries, at certain of our locations, our landlord may have the right to operate a Tex-Mex or Mexican food restaurant at that location using our recipes and our trade dress. If such default were to occur, the brand value of our recipes and our trade dress might suffer.
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
As a public company, we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the Nasdaq Stock Market. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs. Further, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.
However, we are currently an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We may take advantage of certain exemptions from various reporting requirements until we lose our "emerging growth company" status, which will occur as of the end of fiscal 2017. These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards.
We expect to incur additional expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, during fiscal 2017. If we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
As of December 25, 2016, we have 818,257 shares of common stock reserved for issuance under the 2012 Omnibus Equity Incentive Plan. Additionally there were 316,027 shares of common stock issuable upon exercise of outstanding options, of which 259,117 of these options were fully vested.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
As of February 28, 2017, we operated 82 Chuy’s restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	2
Arkansas	3
Florida	7
Georgia	3
Indiana	2
Louisiana	1
Kentucky	4
Maryland	1
Missouri	1
North Carolina	4
Ohio	4
Oklahoma	3
South Carolina	1
Tennessee	6
Texas	34
Virginia	6
Total	82

As of February 28, 2017 we have also signed leases and are in development for 10 additional restaurants in West Chester, Ohio; Olathe, Kansas; Westminster, Colorado; Warrenville, Illinois; Jacksonville, Florida; Lakewood, Colorado; Miami, Florida; Orland Park, Illinois; Kendall, Florida and Peachtree, Georgia. We lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. For additional information regarding our obligations under our leases, see Note 9 to our Consolidated Financial Statements.
All of our restaurant leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our restaurant leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease term is 10 or 15 years in length with 2 to 4 5-year extension options. The initial terms of our leases currently expire between 2017 and 2036. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704. We recently subleased additional office space from certain related parties to expand our corporate headquarters. See "Item 9B. Other Information" for additional details.

ITEM 3.	LEGAL PROCEEDINGS
Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of December 25, 2016, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

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
Market Information
Our common shares are traded on the Nasdaq Global Select Market under the symbol “CHUY”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the Nasdaq Global Select Market:

	High	Low
Fourth Quarter of 2016 (September 26, 2016 – December 25, 2016)	$35.30	$25.87
Third Quarter of 2016 (June 27, 2016 – September 25, 2016)	$37.78	$27.78
Second Quarter of 2016 (March 28, 2016 – June 26, 2016)	$35.94	$28.43
First Quarter of 2016 (December 28, 2015 – March 27, 2016)	$37.34	$27.00
Fourth Quarter of 2015 (September 28, 2015 – December 27, 2015)	$34.09	$26.42
Third Quarter of 2015 (June 29, 2015 – September 27, 2015)	$35.76	$25.69
Second Quarter of 2015 (March 30, 2015 – June 28, 2015)	$28.04	$21.60
First Quarter of 2015 (December 29, 2014 – March 29, 2015)	$24.95	$18.40
On February 28, 2017, the closing price of our common stock on the Nasdaq Global Select Market was $28.50 per share.
Holders
As of February 28, 2017, there were approximately 42 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy
During the fiscal years ended December 25, 2016 and December 27, 2015 we did not declare or pay any dividends on our common stock. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. In addition, in certain circumstances, our Revolving Credit Facility restricts our ability to pay dividends. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the three months ended December 25, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
September 26, 2016 through October 23, 2016	—	$—
October 24, 2016 through November 20, 2016	68	28.25
November 21, 2016 through December 25, 2016	—	—
Total	68	$—

(1)	Includes shares that were surrendered to the Company to satisfy tax withholding obligations in connection with vesting of restricted stock units.

Stock Performance Chart
The following graph compares the cumulative total stockholder return on our common stock from July 24, 2012, the date of our IPO, through December 25, 2016 to that of the total return of the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Chuy’s common stock on July 24, 2012 and in each of the forgoing indices on July 24, 2012 and assumes the reinvestment of dividends. This graph is furnished and not filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the below stock performance graph is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

	7/27/2012	12/30/2012	12/29/2013	12/28/2014	12/27/2015	12/25/2016
Chuy's Holdings, Inc.	$100.00	$148.94	$243.23	$129.42	$206.77	$218.79
S&P 600 Restaurants	$100.00	$105.18	$172.45	$216.48	$207.53	$246.43
NASDAQ Composite Index	$100.00	$103.40	$145.18	$167.90	$176.34	$190.80

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 25, 2016 are derived from our audited consolidated financial statements. Not all periods shown below are discussed in this Annual Report on Form 10-K. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Years Ended (1)
	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012
	(Amounts are shown in thousands, except per share amounts)
Consolidated Statements of Income:
Revenue	$330,613	$287,062	$245,101	$204,361	$172,640
Costs and Expenses:
Cost of sales	85,542	75,686	69,159	55,894	46,475
Labor	110,730	93,625	82,665	66,565	55,223
Operating	45,900	39,954	33,897	29,279	24,498
Occupancy	22,204	19,019	15,167	12,262	10,332
General and administrative	17,560	16,176	11,693	10,015	9,358
Advisory agreement termination fee	—	—	—	—	2,000
Secondary offering costs	—	—	—	925	228
Marketing	2,390	2,249	1,719	1,306	1,319
Restaurant pre-opening	5,348	4,417	4,539	3,883	3,383
Impairment and closure costs	1,517	4,360	—	—	—
Depreciation and amortization	15,081	12,827	10,310	8,858	6,528
Total cost and expenses	306,272	268,313	229,149	188,987	159,344
Income from operations	24,341	18,749	15,952	15,374	13,296
Loss on extinguishment of debt	—	—	—	—	1,673
Interest expense, net	63	110	124	109	3,923
Income before income taxes	24,278	18,639	15,828	15,265	7,700
Income tax expense	7,034	5,743	4,337	4,196	2,243
Net income	17,244	12,896	11,491	11,069	5,457
Undistributed earnings allocated to participating interest	—	—	—	—	2,171
Net income available to common stockholders	$17,244	$12,896	$11,491	$11,069	$3,286
Per Share Data:
Basic net income per share	$1.03	$0.78	$0.70	$0.68	$0.48
Diluted net income per share	$1.02	$0.77	$0.69	$0.66	$0.37
Weighted average common stock outstanding
Basic	16,676,073	16,470,278	16,427,732	16,276,999	6,809,576
Diluted	16,887,882	16,739,387	16,709,471	16,677,387	12,893,290
Consolidated Balance Sheets Data:
Cash and cash equivalents	$13,694	$8,529	$3,815	$5,323	$5,855
Net working capital (deficit)	(417)	(7,785)	(4,823)	(4,849)	(2,680)
Total assets	240,728	201,448	179,212	151,162	129,721
Total debt	—	—	8,750	6,000	5,000
Total stockholders’ equity	$157,065	$133,057	$118,188	$104,488	$87,463

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of December 25, 2016, we operated 80 Chuy’s restaurants across 16 states.
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
Our Growth Strategies and Outlook
Our growth is based primarily on the following strategies:

•	Pursue new restaurant development in major markets;

•	Backfill smaller existing markets to build brand awareness;

•	Deliver consistent same store sales by providing high-quality food and service at a considerable value; and

•	Leverage our infrastructure.
We opened twelve restaurants in fiscal 2016. During 2017, we have opened two restaurant as of February 28, 2017, and plan to open a total of twelve to fourteen restaurants for the year. Over the next three to five years, we expect to double our restaurant base. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 61, 51 and 41 restaurants at December 25, 2016, December 27, 2015 and December 28, 2014, respectively.

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

The following table presents operating data for the periods indicated:

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Total restaurants (at end of period)	80	69	59
Total comparable restaurants (at end of period)	61	51	41
Average unit volumes (in thousands)	$4,581	$4,729	$4,868
Change in comparable restaurant sales	0.8%	3.1%	3.3%
Average check	$14.48	$14.23	$13.71
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2016, 2015 and 2014 fiscal years each consisted of 52 weeks.
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
Impairment and closure costs. Impairment costs include impairment of long-lived assets associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset. Closure costs consist of any costs associated with the closure of a restaurant, including lease termination costs, rent payments and other miscellaneous closing costs.
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
Results of Operations
Year Ended December 25, 2016 Compared to the Year Ended December 27, 2015
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 25, 2016	% of Revenue	December 27, 2015	% of Revenue	Change	% Change
Revenue	$330,613	100.0%	$287,062	100.0%	$43,551	15.2%
Costs and expenses:
Cost of sales	85,542	25.9%	75,686	26.4%	9,856	13.0%
Labor	110,730	33.5%	93,625	32.6%	17,105	18.3%
Operating	45,900	13.9%	39,954	13.9%	5,946	14.9%
Occupancy	22,204	6.7%	19,019	6.6%	3,185	16.7%
General and administrative	17,560	5.3%	16,176	5.6%	1,384	8.6%
Marketing	2,390	0.7%	2,249	0.8%	141	6.3%
Restaurant pre-opening	5,348	1.6%	4,417	1.5%	931	21.1%
Impairment and closure costs	1,517	0.5%	4,360	1.6%	(2,843)	(65.2)%
Depreciation and amortization	15,081	4.6%	12,827	4.5%	2,254	17.6%
Total costs and expenses	306,272	92.7%	268,313	93.5%	37,959	14.1%
Income from operations	24,341	7.3%	18,749	6.5%	5,592	29.8%
Interest expense, net	63	—%	110	—%	(47)	(42.7)%
Income before income taxes	24,278	7.3%	18,639	6.5%	5,639	30.3%
Income tax expense	7,034	2.1%	5,743	2.0%	1,291	22.5%
Net income	$17,244	5.2%	$12,896	4.5%	$4,348	33.7%
Revenue. Revenue increased $43.6 million, or 15.2%, to $330.6 million for the year ended December 25, 2016, as compared to $287.1 million for the year ended December 27, 2015. This increase was primarily driven by $47.0 million in incremental revenue from an additional 596 operating weeks provided by 22 new restaurants opened during and subsequent to the year ended December 27, 2015 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue related to non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening. The honeymoon period refers to the weeks following a restaurant's initial opening, during which sales are typically higher than normal.
Comparable restaurant sales increased 0.8% during the year ended December 25, 2016 compared to the same period in 2015. The increase in comparable restaurant sales was driven primarily by a 1.5% increase in average check, offset by a 0.7% decrease in average weekly customers. Our comparable restaurant sales and average weekly customers were negatively affected by approximately 20 to 40 basis points during fiscal 2016 primarily due to unfavorable weather and Christmas shifting from Friday to Sunday. Our revenue mix attributed to bar sales increased to 18.3% during the year ended December 25, 2016 compared to 18.2% during the same period in 2015.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 25.9% during the year ended December 25, 2016, from 26.4% during the comparable period in 2015, primarily as a result of decreases in grocery and chicken costs, partially offset by increases in produce and beef costs.
Labor Costs. Labor costs as a percentage of revenue increased to 33.5% during the year ended December 25, 2016, from 32.6% during the comparable period in 2015, primarily due to new store labor inefficiencies as we opened twelve new restaurants during 2016 compared to ten new store openings in 2015 and hourly labor rate inflation of approximately 4.0%.
Operating Costs. Operating costs as a percentage of revenue remained flat at 13.9% during the year ended December 25, 2016 from the comparable period in 2015.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.7% during the year ended December 25, 2016 from 6.6% during the comparable period in 2015, primarily as a result of higher rental expense as a percentage of sales in our newer locations, offset by lower real estate and personal property taxes in the current year.
General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 8.6%, to $17.6 million for the year ended December 25, 2016, as compared to $16.2 million during the comparable period in 2015.This increase was primarily driven by an increase in management salaries and equity compensation of $1.7 million due to additional headcount to support our growth, $0.5 million in professional services and other miscellaneous administrative expenses offset by a $0.8 million decrease in performance based bonuses.
Marketing Costs. Marketing costs as a percentage of revenue remained relatively flat at 0.7% during the year ended December 25, 2016, compared to 0.8% during the comparable period in 2015.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased by $0.9 million, or 21.1%, to $5.3 million for the year ended December 25, 2016, as compared to $4.4 million during the comparable period in 2015. This increase is primarily the result of differences in the timing of our development schedule. During the year ended December 25, 2016, we incurred pre-opening costs for twelve new restaurants compared to ten new restaurants during the comparable period in 2015.
Impairment and closure costs. Closure costs were $1.5 million for the year ended December 25, 2016 related to the closure and relocation of one restaurant. Impairment charges were $4.4 million during the comparable period in 2015 related to three underperfoming restaurants.
Depreciation and Amortization. Depreciation and amortization costs increased $2.3 million to $15.1 million for the year ended December 25, 2016, as compared to $12.8 million during the comparable period in 2015, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. Our effective tax rate decreased to 29.0% for the year ended December 25, 2016 from 30.8% during the comparable period in 2015. The decrease in our effective tax rate is primarily related to an increase in employee tax credits as compared to taxable income for the year ended December 25, 2016 as compared to the comparable period in 2015. Additionally, we recorded a $0.4 million tax item to increase our deferred tax liabilities as a result of our federal statutory tax rate increasing from 34% to 35% during the comparable period in 2015. The effective tax rates differ from the statutory rates primarily due to wage and employment tax related credits, non-deductible expenses, and the above discrete item.
Net Income. As a result of the foregoing, net income increased $4.3 million to $17.2 million for the year ended December 25, 2016 from $12.9 million during the comparable period in 2015.

Year Ended December 27, 2015 Compared to the Year Ended December 28, 2014
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 27, 2015	% of Revenue	December 28, 2014	% of Revenue	Change	% Change
Revenue	$287,062	100.0%	$245,101	100.0%	$41,961	17.1%
Costs and expenses:
Cost of sales	75,686	26.4%	69,159	28.2%	6,527	9.4%
Labor	93,625	32.6%	82,665	33.7%	10,960	13.3%
Operating	39,954	13.9%	33,897	13.8%	6,057	17.9%
Occupancy	19,019	6.6%	15,167	6.2%	3,852	25.4%
General and administrative	16,176	5.6%	11,693	4.8%	4,483	38.3%
Marketing	2,249	0.8%	1,719	0.7%	530	30.8%
Restaurant pre-opening	4,417	1.5%	4,539	1.9%	(122)	(2.7)%
Loss on asset impairment	4,360	1.6%	—	—%	4,360	*
Depreciation and amortization	12,827	4.5%	10,310	4.2%	2,517	24.4%
Total costs and expenses	268,313	93.5%	229,149	93.5%	39,164	17.1%
Income from operations	18,749	6.5%	15,952	6.5%	2,797	17.5%
Interest expense	110	—%	124	0.1%	(14)	(11.3)%
Income before income taxes	18,639	6.5%	15,828	6.4%	2,811	17.8%
Income tax expense	5,743	2.0%	4,337	1.7%	1,406	32.4%
Net income	$12,896	4.5%	$11,491	4.7%	$1,405	12.2%
* Not meaningful.
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
Income Tax Expense. Due to higher pre-tax income levels and the utilization of the Company's remaining federal net operating loss carryforwards in the first half of 2015, the Company's federal statutory tax rate increased from 34% to 35% in the third quarter of 2015. As a result of the increase in our federal statutory tax rate we recorded a tax item of approximately $0.4 million to increase our net deferred tax liabilities. This tax item was offset by the tax benefit of the non-cash loss on asset impairment of $4.4 million being recorded at the Company's incremental tax rate of 36.9% during 2015. The increase in tax rate, the tax items described above and lower employment tax credits on employee tips as a percentage of pre-tax income increased the Company's effective tax rate to 30.8% from 27.4% during the same period in 2014. The effective tax rates differ from the statutory tax rates of 35% and 34% primarily due to normal recurring tax credits attributable to employment taxes paid on employee tips and the above discrete item related to the increase in our net deferred tax liabilities because of the change in the federal statutory tax rate during the year ended December 27, 2015.
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
Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements for our restaurants. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We have entered into operating leases with certain related parties with respect to six of our restaurants and our corporate headquarters. We recently subleased additional office space from certain related parties to expand our corporate headquarters. See "Item 9B. Other Information" for additional details.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors.”

Cash Flows for the Years Ended December 25, 2016, December 27, 2015 and December 28, 2014
The following table summarizes the statements of cash flows for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 (in thousands):

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Net cash provided by operating activities	$42,638	$45,393	$29,135
Net cash used in investing activities	(41,885)	(32,000)	(34,324)
Net cash provided by (used in) financing activities	4,412	(8,679)	3,681
Net increase (decrease) in cash and cash equivalents	5,165	4,714	(1,508)
Cash and cash equivalents at beginning of year	8,529	3,815	5,323
Cash and cash equivalents at end of period	$13,694	$8,529	$3,815
Operating Activities. Net cash provided by operating activities decreased $2.8 million to $42.6 million for the year ended December 25, 2016, from $45.4 million during the same period in 2015. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities during the year ended December 25, 2016 compared to the same period in 2015 was primarily due to decreases in non-cash reconciling items of $3.6 million and decreases in cash flow from operating assets and liabilities of $3.5 million partially offset by an increase in net income of $4.3 million. The decreases in non-cash reconciling items were primarily related to decreases in excess tax benefits from stock-based compensation of $3.2 million, decreases in impairment and closure costs of $3.0 million and decreases in deferred lease amortization of $0.4 million, offset by increases in depreciation and amortization of $2.3 million as a result of our continued expansion, increases in stock based compensation of $0.5 million and increases in deferred income taxes of $0.4 million. The net decreases from changes in operating assets and liabilities of $3.5 million primarily related to net changes in prepaid expenses and other current assets, income tax receivables and accounts receivable of $2.6 million and net decreases in accounts payable, accrued liabilities and deferred lease incentives of $0.8 million.
Net cash provided by operating activities increased $16.3 million to $45.4 million for the year ended December 27, 2015, from $29.1 million during the same period in 2014. The increase in net cash provided by operating activities during the year ended December 27, 2015 compared to the same period in 2014 was primarily due to an increase in net income of $1.4 million and net increases from changes in operating assets and liabilities of $7.0 million primarily related to increases in accrued liabilities and deferred rent of $4.7 million, deferred lease incentives of $3.6 million, prepaid expenses of $1.0 million offset by decreases in all other operating assets and liabilities of $2.3 million due to timing differences. There were additional increases in non-cash reconciling items primarily related to asset impairments of $4.4 million, increases in depreciation and amortization of $2.5 million as a result of our continued expansion, increases in stock-based compensation of $0.7 million, and increase in the excess tax benefit from stock-based compensation of $0.6 million, offset by a decrease in deferred lease amortization of $0.4 million.
Investing Activities. Net cash used in investing activities increased $9.9 million to $41.9 million for the year ended December 25, 2016, from $32.0 million for the year ended 2015. This change was the result of the timing of our construction schedule and the related construction payments associated with the construction of our twelve new restaurants that opened during the year ended December 25, 2016, as well as expenditures related to four additional unopened restaurants under construction at December 25, 2016 as compared to ten new restaurants opened and six additional restaurants under construction during the comparable period in 2015.
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
Financing Activities. Net cash provided by financing activities increased $13.1 million to $4.4 million for the year ended December 25, 2016 from $8.7 million used in financing activities during the same period in 2015. This increase in net cash provided by financing activities was primarily the result of an $8.8 million decrease in net payments on the Revolving Credit facility, a $3.2 million increase in excess tax benefits and $1.3 million increase in proceeds from the exercise of stock options during the year ended December 25, 2016. These were partially offset by a decrease of $0.3 million related to the indirect repurchase of shares for minimum tax withholdings.
Net cash used by financing activities increased $12.4 million to $8.7 million for the year ended December 27, 2015 from $3.7 million provided by financing activities during the same period in 2014. This increase in net cash used was primarily the result of $8.8 million in net payments on the Revolving Credit facility during the year ended December 27, 2015, compared to net borrowings of $2.8 million during the comparable period in 2014. Proceeds from the exercise of stock options decreased by $0.2 million during the year ended December 27, 2015 from $0.3 million during the comparable period in 2014. During the year ended December 27, 2015 we also incurred $0.1 million related to the indirect repurchase of shares for minimum tax withholdings. In addition, we recognized $0.6 million less in excess tax benefits from stock-based compensation compared to the same period in 2014.
As of December 25, 2016, we leased six of our restaurant locations and our corporate office from entities owned by our founders and one of our executive officers. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $1.9 million to $2.5 million (net of estimated tenant incentives of between zero and $1.0 million). In addition, we expect to spend approximately $400,000 to $450,000 per restaurant for restaurant pre-opening costs. We currently target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1 for our new restaurants.
For 2017, we currently estimate capital expenditure outlays will range between $39.0 million and $44.0 million, net of agreed upon tenant improvement allowances and excluding approximately $6.0 million to $6.5 million of restaurant pre-opening costs for new restaurants that are not capitalized. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.5 million (net of estimated tenant improvement allowances) each for the opening of 12 to 14 new restaurants as well as $6.6 million to maintain and remodel our existing restaurants, expand our corporate office and for other general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2017.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $0.4 million at December 25, 2016, compared to a deficit of $7.8 million at December 27, 2015.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of December 25, 2016 we had no outstanding indebtedness under our Revolving Credit Facility.
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
As of December 25, 2016, we were in compliance with all covenants under our Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.
Contractual Obligations
The following table summarizes contractual obligations at December 25, 2016 (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Long-Term Debt Obligations (1)	$120	$31	$63	$26	$—
Operating Lease Obligations (2)	337,437	20,678	42,282	41,480	232,997
Purchase Obligations (3)	25,795	25,795	—	—	—
Total	$363,352	$46,504	$42,345	$41,506	$232,997

(1)
Reflects principal and interest payments on revolver balances and fees on unused revolver commitments under our Revolving Credit Facility. As of December 25, 2016, no indebtedness was outstanding. All amounts under our Revolving Credit Facility are due October 30, 2020.

(2)
Reflects the aggregate minimum lease payments for our restaurant operations and corporate office. Operating lease obligations excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales.

(3)	Includes contractual purchase commitments for the purchase of goods related to restaurant operations and commitments for construction of new restaurants.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 25, 2016, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
We regularly review restaurant-level cash flow over the previous 24-month period to determine if potential impairment indicators exist and if further testing is warranted. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. In performing our impairment testing, we forecast our future undiscounted cash flows by looking at recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to estimate future undiscounted cash flows. We compare this cash flow forecast to the carrying value of the restaurant. Based on this analysis, if we believe the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the long-lived assets carrying value exceeds fair value. As a result of the above mentioned review process, we recognized a of $4.4 million non-cash loss on asset impairment related to three restaurants in fiscal 2015. We did not recognize an impairment charge during fiscal 2016 or 2014.
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
For goodwill, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, we calculate the implied estimated fair value of the reporting unit and compare it to the carrying value of the reporting unit, including goodwill. For this impairment evaluation, the Company considers all of its stores in total as one reporting unit. If the reporting unit’s implied estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference. Our analysis indicated that no impairments of goodwill or indefinite-lived intangibles occurred during fiscal 2016, 2015 or 2014.
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
Recent Accounting Pronouncements
The information regarding recent accounting pronouncements materially affecting our consolidated financial statements is included in Note 2 to our consolidated financial statements.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in an annualized change to our interest expense of approximately $2,500 per every million dollars borrowed. As of December 25, 2016, we had no borrowings under our Revolving Credit Facility.
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
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2016 based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2016.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Entry into a Material Definitive Agreement
On December 1, 2016, we entered through our subsidiary Chuy's Opco, Inc. into a sublease with Young Zapp Graceland, Ltd. for additional office space next to the Company’s current office space. Young Zapp Graceland, Ltd. is owned by John Zapp and Michael Young, directors of the Company, and Sharon Russell, an executive officer of the Company. The audit committee and the disinterested directors of the board approved the transaction after determining that the transaction was in the ordinary course of the Company’s business and was on terms as favorable as would have been obtained by the Company in a comparable arm’s length transaction with an independent, unrelated third party.
The sublease began on January 1, 2017 and has a five-year term with an option to extend for an additional five years. The Company will be required to pay rent of $17,292 per month during the first year. This monthly rent amount increases approximately $500 each year. The sublease is a triple net lease and the Company will be responsible for the taxes, insurance and maintenance costs related to the property.

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

Date:	March 10, 2017	CHUY’S HOLDINGS, INC.

		By:	/s/ STEVEN J. HISLOP
Steven J. Hislop
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVE HISLOP
Steve Hislop	Director, President and Chief Executive Officer (principal executive officer)	3/10/2017
/s/ JON HOWIE
Jon Howie	Vice President and Chief Financial Officer (principal financial and accounting officer)	3/10/2017
/s/ MIKE YOUNG
Mike Young	Co-Chairman of the Board, Director	3/10/2017
/s/ JOHN ZAPP
John Zapp	Co-Chairman of the Board, Director	3/10/2017
/s/ STARLETTE JOHNSON
Starlette Johnson	Director	3/10/2017
/s/ SAED MOHSENI
Saed Mohseni	Director	3/10/2017
/s/ RANDY DEWITT
Randy DeWitt	Director	3/10/2017
/s/ IRA ZECHER
Ira Zecher	Director	3/10/2017

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
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

10.32+	Sublease Agreement, dated December 1, 2016, between Young Zapp Graceland, Ltd. and Chuy’s Opco, Inc.
21.1+	Subsidiary of Chuy’s Holdings, Inc.
23.1+	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Chuy’s Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. and subsidiary (the Company) as of December 25, 2016 and December 27, 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chuy's Holdings, Inc. and subsidiary as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ RSM US LLP
Dallas, Texas
March 10, 2017

CHUY’S HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 25, 2016	December 27, 2015
Assets
Current assets:
Cash and cash equivalents	$13,694	$8,529
Accounts receivable	1,132	1,118
Lease incentives receivable	4,022	2,756
Inventories	1,451	1,194
Income tax receivable	2,183	987
Prepaid expenses and other current assets	5,207	2,639
Total current assets	27,689	17,223
Property and equipment, net	165,150	136,493
Other assets and intangible assets, net	1,920	1,763
Trade name	21,900	21,900
Goodwill	24,069	24,069
Total assets	$240,728	$201,448
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,014	$7,294
Accrued liabilities	17,757	15,861
Deferred lease incentives	2,335	1,853
Total current liabilities	28,106	25,008
Deferred tax liability, net	13,769	10,281
Accrued deferred rent	9,169	6,908
Deferred lease incentives, less current portion	32,619	26,194
Long-term debt	—	—
Total liabilities	83,663	68,391

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,839,348 shares issued and outstanding at December 25, 2016 and 16,490,600 shares issued and outstanding at December 27, 2015	168	165
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 25, 2016 and December 27, 2015	—	—
Paid-in capital	97,200	90,439
Retained earnings	59,697	42,453
Total stockholders’ equity	157,065	133,057
Total liabilities and stockholders’ equity	$240,728	$201,448

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Revenue	$330,613	$287,062	$245,101
Costs and expenses:
Cost of sales	85,542	75,686	69,159
Labor	110,730	93,625	82,665
Operating	45,900	39,954	33,897
Occupancy	22,204	19,019	15,167
General and administrative	17,560	16,176	11,693
Marketing	2,390	2,249	1,719
Restaurant pre-opening	5,348	4,417	4,539
Impairment and closure costs	1,517	4,360	—
Depreciation and amortization	15,081	12,827	10,310
Total costs and expenses	306,272	268,313	229,149
Income from operations	24,341	18,749	15,952
Interest expense, net	63	110	124
Income before income taxes	24,278	18,639	15,828
Income tax expense	7,034	5,743	4,337
Net income	$17,244	$12,896	$11,491
Net income per common share:
Basic	$1.03	$0.78	$0.70
Diluted	$1.02	$0.77	$0.69
Weighted-average shares outstanding:
Basic	16,676,073	16,470,278	16,427,732
Diluted	16,887,882	16,739,387	16,709,471

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 25, 2016, December 27, 2015 and December 28, 2014
(In thousands, except share and per share data)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 29, 2013	16,385,683	$164	$86,258	$18,066	$104,488
Stock-based compensation	—	—	1,278	—	1,278
Proceeds from exercise of stock options	55,223	—	322	—	322
Excess tax benefit from stock-based compensation	—	—	609	—	609
Net Income	—	—	—	11,491	11,491
Balance, December 28, 2014	16,440,906	164	88,467	29,557	118,188
Stock-based compensation	—	—	1,832	—	1,832
Proceeds from exercise of stock options	28,520	1	163	—	164
Excess tax benefit from stock-based compensation	—	—	34	—	34
Settlement of restricted stock units	23,590	—	—	—	—
Indirect repurchase of shares for minimum tax witholdings	(2,416)	—	(57)	—	(57)
Net Income	—	—	—	12,896	12,896
Balance, December 27, 2015	16,490,600	165	90,439	42,453	133,057
Stock-based compensation	—	—	2,352	—	2,352
Proceeds from exercise of stock options	312,165	3	1,468	—	1,471
Excess tax benefit from stock-based compensation	—	—	3,265	—	3,265
Settlement of restricted stock units	46,004	—	—	—	—
Indirect repurchase of shares for minimum tax witholdings	(9,421)	—	(324)	—	(324)
Net Income	—	—	—	17,244	17,244
Balance, December 25, 2016	16,839,348	$168	$97,200	$59,697	$157,065

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Cash flows from operating activities:
Net income	$17,244	$12,896	$11,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,081	12,827	10,310
Amortization of loan origination costs	33	43	45
Impairment and closure costs	1,367	4,360	—
Stock-based compensation	2,193	1,718	1,054
Excess tax benefit from stock-based compensation	(3,265)	(34)	(609)
Loss on disposal of property and equipment	43	108	30
Amortization of deferred lease incentives	(2,125)	(1,684)	(1,303)
Deferred income taxes	3,488	3,074	3,060
Changes in operating assets and liabilities:
Accounts receivable	(14)	(196)	(286)
Inventories	(265)	(268)	(221)
Income tax receivable	(1,196)	(1,362)	—
Prepaid expenses and other current assets	(2,574)	448	(586)
Accounts payable	(1,471)	(1,708)	(770)
Accrued liabilities and deferred rent	5,975	7,529	2,853
Deferred lease incentives	8,124	7,642	4,067
Net cash provided by operating activities	42,638	45,393	29,135
Cash flows from investing activities:
Purchase of property and equipment	(41,566)	(31,628)	(33,936)
Purchase of other assets	(319)	(372)	(388)
Net cash used in investing activities	(41,885)	(32,000)	(34,324)
Cash flows from financing activities:
Borrowings under revolving line of credit	2,000	1,000	4,250
Payments under revolving line of credit	(2,000)	(9,750)	(1,500)
Loan origination costs	—	(70)	—
Excess tax benefit from stock-based compensation	3,265	34	609
Proceeds from the exercise of stock options	1,471	164	322
Indirect repurchase of shares for minimum tax withholdings	(324)	(57)	—
Net cash provided by (used in) financing activities	4,412	(8,679)	3,681
Net increase (decrease) in cash and cash equivalents	5,165	4,714	(1,508)
Cash and cash equivalents, beginning of period	8,529	3,815	5,323
Cash and cash equivalents, end of period	$13,694	$8,529	$3,815

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$2,191	$3,081	$2,071

Supplemental cash flow disclosures:
Cash paid for interest	$33	$95	$175
Cash paid for income taxes	$1,385	$4,091	$632

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

1. Description of Business
Chuy’s Holdings, Inc., a Delaware corporation (the “Company”), through its wholly owned subsidiary, Chuy’s Opco, Inc., owns and operates restaurants in Texas and 16 states in the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company had 80, 69, and 59 restaurants, as of December 25, 2016, December 27, 2015, and December 28, 2014, respectively.
Chuy’s was founded in Austin, Texas in 1982 and prior to 2006, operated as Chuy’s Comida Deluxe, Inc. (“Chuy’s”). The Company was incorporated in November 2006.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.
In fiscal 2016, we separately disclosed our Income tax receivable on the consolidated balance sheet.  To conform to the current year presentation, we reclassified the prior year balance that was previously combined in Accrued liabilities.
Fiscal Year
The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 each had 52 weeks.
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
Goodwill
Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs tests to assess potential impairments on the first day of the fourth quarter or during the year if an event or other circumstance indicates that goodwill may be impaired. The impairment evaluation for goodwill is conducted using a three-step process. In the first step, a qualitative assessment is performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The Company considers all of its stores in total as one reporting unit. If it is concluded that this is the case, then a second step is performed by comparing the implied estimated fair value of the reporting unit to the carrying amount, including goodwill. If the estimated fair value is less than the carrying amount, then a third step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the third step, the implied fair value of the goodwill is determined by allocating fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this third step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference.  No goodwill impairment charges were recognized during 2016, 2015, or 2014.
Indefinite Life Intangibles
Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized because there is no foreseeable limit to the cash flows generated by the intangible asset, and have no legal, contractual, regulatory, economic or competitive limiting factors.
The annual impairment evaluation for indefinite life intangible assets includes a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite life intangible assets are less than their carrying value. If it is concluded that this is the case, then a second step is performed by comparing the asset’s carrying value to the asset’s implied estimated fair value. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. No indefinite life intangible impairment charges were recognized during 2016, 2015, or 2014.
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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

As a result of the above mentioned review process, the Company recognized a $4.4 million non-cash loss on asset impairment as a result of the performance related to three restaurants in fiscal 2015. The Company did not recognize an impairment charge during fiscal 2016 or 2014.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 25, 2016 and December 27, 2015 approximate their fair value due to the short-term maturities of these financial instruments. The Company’s long-term debt has a variable interest rate and therefore re-prices frequently and entails no significant change in credit risk and as a result the fair value approximates the carrying value.
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
Loan Origination Costs
Loan origination costs are capitalized and amortized over the term of the related debt and is included in Interest expense, net on the consolidated statements of income.
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
Marketing
The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed on the expected timing of those events. Marketing expense was $2.4 million, $2.2 million, and $1.7 million for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.
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
Segment Reporting
ASC Topic No. 280, "Segment Reporting," establishes standards for disclosures about products and services, geographic areas and major customers. The Company currently operates one reporting segment; full-service, casual dining, Mexican food restaurants. Additionally, we operate in one geographic area: the United States of America.
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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue with Contracts from Customers." ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.” ASU 2016-04 provides specific guidance for the derecognition of prepaid stored-value product liabilities.
These ASU's are effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted only for interim and annual periods beginning after December 15, 2016. The adoption of these new standards will not have a material impact to our revenue recognition of restaurant sales.
Leases
In February 2016, the FASB issued ASU 2016-02, "Leases." This update requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. Early adoption is permitted.
We had operating leases with remaining rental payments of approximately $337.4 million at the end of fiscal 2016.  The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We believe the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets due to the recognition of the right-of-use assets and related lease liabilities for our existing operating leases. While the new standard is also expected to impact the measurement and presentation of elements of expenses and cash flows related to leasing arrangements, we do not presently believe there will be a material impact on our consolidated statements of income or our consolidated statement of cash flows. We are currently unable to estimate the impact on our consolidated financial statements.

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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

The Company will adopt this standard at the beginning of fiscal year 2017. We are currently evaluating the impact of the updated guidance and believe the adoption of the guidance will impact our accounting for excess tax benefits and deficiencies as all excess tax benefits and deficiencies will be recognized in our income tax expense line item in our consolidated statements of income. We believe the new standard will cause volatility in our effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded in the statements of income in the period in which they occur.  The volatility in future periods will depend on our stock price at the awards’ vest dates and the number of awards that vest each period. Additionally, our consolidated statements of cash flows will present excess tax benefits, which are currently presented as a financing activity, as an operating activity. We are unable to estimate the impact on our consolidated financial statements due to the variable factors as described above.
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
There were approximately 1,000, 26,000 and 13,000 shares of common stock equivalents that have been excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.
The computations of basic and diluted net income per share is as follows:

	Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
BASIC
Net income	$17,244	$12,896	$11,491
Weighted-average common shares outstanding	16,676,073	16,470,278	16,427,732
Basic net income per common share	$1.03	$0.78	$0.70

DILUTED
Net income	$17,244	$12,896	$11,491
Weighted-average common shares outstanding	16,676,073	16,470,278	16,427,732
Dilutive effect of stock options	211,809	269,109	281,739
Weighted-average of diluted shares	16,887,882	16,739,387	16,709,471
Diluted net income per common share	$1.02	$0.77	$0.69

4. Prepaid Expenses and Other Current Assets
The major classes of prepaid expenses and other current assets at December 25, 2016 and December 27, 2015 are summarized as follows:

	December 25, 2016	December 27, 2015
Deposits on equipment	$1,143	$618
Prepaids	3,694	1,733
Other current assets	370	288
Total prepaids expenses and other current assets	$5,207	$2,639

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

5. Property and Equipment
The major classes of property and equipment as of December 25, 2016 and December 27, 2015 are summarized as follows:

	December 25, 2016	December 27, 2015
Leasehold improvements	$143,494	$113,808
Furniture, fixtures and equipment	71,305	57,764
Construction in progress	11,089	10,848
	225,888	182,420
Less accumulated depreciation	(60,738)	(45,927)
Total property and equipment, net	$165,150	$136,493
Depreciation expense was $15.0 million, $12.7 million and $10.2 million for the years ended December 25, 2016 December 27, 2015, and December 28, 2014, respectively.
6. Other Assets and Intangible Assets
The major classes of other assets and intangibles assets along with related accumulated amortization at December 25, 2016 and December 27, 2015 are summarized as follows:

	Average Life at December 25, 2016	2016			2015
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived assets:
Loan origination costs	3.9	$294	$(169)	$125	$294	$(136)	$158
Lease acquisition costs	14.4	2,173	(453)	1,720	1,881	(351)	1,530
Total finite-lived assets		2,467	(622)	1,845	2,175	(487)	1,688
Indefinite-lived assets:
Liquor license		75	—	75	75	—	75
Total indefinite-lived assets		75	—	75	75	—	75
Total other assets and intangible assets		$2,542	$(622)	$1,920	$2,250	$(487)	$1,763
Amortization expense was $0.1 million for the years ended December 25, 2016, December 27, 2015 and December 28, 2014.
The following table represents the total estimated amortization of finite-lived intangible assets for the five succeeding fiscal years and thereafter:

For the Fiscal Years Ending:
2017	$151
2018	156
2019	155
2020	147
2021	120
Thereafter	1,116
$1,845
7. Long-Term Debt
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Credit Facility. As of December 25, 2016 and December 27, 2015 the Company had no outstanding indebtedness under the Company's amended Revolving Credit Facility.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets.
8. Accrued Liabilities
The major classes of accrued liabilities at December 25, 2016 and December 27, 2015 are summarized as follows:

	December 25, 2016	December 27, 2015
Accrued compensation and related benefits	$7,572	$8,080
Other accruals	3,061	2,778
Sales and use tax	2,200	2,084
Accrued closure costs	1,659	—
Property tax	1,191	1,274
Deferred gift card revenue	2,074	1,645
Total accrued liabilities	$17,757	$15,861
In fiscal 2016, we separately disclosed our Income tax receivable on the consolidated balance sheet.  To conform to the current year presentation, we reclassified the prior year balance that was previously combined in Accrued liabilities.
9. Leases
The Company leases land and buildings for its corporate office and all of its restaurants under various long-term operating lease agreements. The initial lease terms range from 10 years to 20 years and currently expire between 2017 and 2036. The leases include renewal options for 3 to 20 years, which are exercisable at the Company's option. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance (“CAM”) charges, and various other expenses related to properties.
Rent expense is paid to various landlords including several companies owned and controlled by the Company’s founders and one of its executive officers. We recently subleased additional office space from certain related parties to expand our corporate headquarters. See "Item 9B. Other Information" for additional details.
Future minimum lease payments under noncancelable operating leases include renewal option periods for certain leases when such option periods are included for purposes of calculating straightline rents. At December 25, 2016, future minimum rentals for each of the next five years and in total are as follows:

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

	Related Party	Unrelated Parties	Total
Fiscal year ending:
2017	$2,260	$18,418	$20,678
2018	2,314	19,162	21,476
2019	1,670	19,136	20,806
2020	1,400	19,163	20,563
2021	1,413	19,504	20,917
Thereafter	2,070	230,927	232,997
Total minimum lease payments	$11,127	$326,310	$337,437
The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.
Rent expense, excluding real estate taxes, CAM charges, insurance, deferred lease incentives and other expenses related to operating leases for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 consists of the following:

	2016	2015	2014
Minimum rent—related parties	$1,988	$1,901	$1,969
Contingent rent—related parties	663	646	600
Total rent—related parties	2,651	2,547	2,569
Minimum rent—unrelated parties	15,419	12,401	9,888
Contingent rent—unrelated parties	312	355	291
Total rent—unrelated parties	15,731	12,756	10,179
Total minimum and contingent rent	$18,382	$15,303	$12,748
10. Employee Benefit Plan
The Chuy’s Opco, Inc. 401(k) plan, (the “401(k) Plan”), is a defined contribution plan covering all eligible employees. The 401(k) Plan provides for employee salary deferral contributions up to the maximum amount allowable by the Internal Revenue Service (“IRS”), as well as Company discretionary matching contributions. Company contributions relating to the 401(k) Plan were $229,000, $209,000 and $176,000 for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.
11. Stock-Based Compensation
The Company has outstanding awards under the 2006 Stock Option Plan (the “2006 Plan”). The outstanding options under the 2006 Plan are fully vested as of December 25, 2016. In connection with the IPO, the Company terminated the 2006 Plan, and no further awards will be granted under the 2006 Plan. The termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern those outstanding awards.
In connection with the IPO, the Company adopted the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units and other equity-based awards to directors, officers, and key employees of the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The outstanding options under the 2012 Plan vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of ten years. The outstanding restricted stock units vest ratably on each of the first four or five anniversaries of the date of grant. As of December 25, 2016, a total of 818,257 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying consolidated statements of income was $2.2 million, $1.7 million and $1.1 million for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Stock-based compensation recognized as capitalized development was $160,000, $114,000 and $224,000 for the years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Capitalized stock-based compensation is included in Property and equipment, net on the consolidated balance sheets.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity and changes related to stock options for the year ended December 25, 2016 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 27, 2015	634,412	$11.91
Granted	—	—
Exercised	(312,165)	4.71
Forfeited	(6,220)	31.09
Outstanding at December 25, 2016	316,027	$18.64	4.87	$4,545
Exercisable as of December 25, 2016	259,117	$16.63	4.57	$4,242
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of December 25, 2016 and multiplying this result by the related number of options outstanding and exercisable at December 25, 2016. The estimated fair value of the common stock as of December 25, 2016 used in the above calculation was $32.95 per share, the closing price of the Company’s common stock on December 23, 2016, the last trading day of the year. The total intrinsic value of options exercised was $9.1 million and $0.6 million for the years ended December 25, 2016 and December 27, 2015, respectively. During the years ended December 25, 2016, December 27, 2015 and December 28, 2014 the total fair value of options vested was $0.5 million, $0.6 million, and $0.6 million, respectively.
The weighted-average grant date fair value of options granted was $11.12 per share, during the year ended, December 28, 2014, as estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions (no options were granted during the years ended December 25, 2016 and December 27, 2015):

2014
Dividend yield	—%
Expected volatility	37%
Risk-free rate of return	1.58%
Expected life (in years)	5
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
There was approximately $0.4 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of December 25, 2016. These costs will be recognized ratably through the year 2019.
One significant factor in determining the fair value of the Company's options, when using the Black-Scholes option pricing model, is the fair value of the common stock underlying those stock options. The fair value of the Company's common stock is based on the market price as quoted by the Nasdaq Stock Market.
Restricted Stock Units
A summary of stock-based compensation activity and changes related to restricted stock units for the year ended December 25, 2016 are as follows:

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 27, 2015	165,111	$29.72
Granted	94,402	34.36
Vested	(46,004)	30.89
Forfeited	(6,759)	30.03
Outstanding at December 25, 2016	206,750	$31.57	2.60
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 25, 2016, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $4.8 million, which is expected to be recognized ratably through the year 2021.
12. Impairment and Closure Costs
We recorded impairment and closure costs of $1.5 million and $4.4 million for the years ended December 25, 2016 and December 27, 2015, respectively, related to long-lived asset impairments or costs associated with the closure of restaurants. There were no impairment or closure costs recognized for the year ended December 28, 2014.
Impairment and closure costs in 2016 included $1.5 million of closure costs associated with the closure and relocation of one restaurant.
Impairment and closure costs in 2015 included $4.4 million of impairment costs associated with three restaurants.
13. Income Taxes
The provision for federal and state income taxes for the years ended December 25, 2016, December 27, 2015 and December 28, 2014 consisted of the following:

	2016	2015	2014
Current income tax expense:
Federal	$2,933	$1,724	$—
State	613	945	713
Total current income tax expense	3,546	2,669	713
Deferred income tax expense:
Federal	2,827	2,903	3,506
State	661	171	118
Total deferred income tax expense	3,488	3,074	3,624
Total income tax expense	$7,034	$5,743	$4,337
Temporary difference between tax and financial reporting basis of assets and liabilities that give rise to the deferred income tax assets (liabilities) and their related tax effects as of December 25, 2016 and December 27, 2015 are as follows:

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

	2016	2015
Deferred tax assets:
Accrued liabilities	$17,236	$588
General business tax credits	12,653	8,135
Stock-based compensation	1,222	1,121
Other	403	309
Total deferred tax assets	31,514	10,153
Deferred tax liability:
Intangibles	(10,609)	(9,523)
Prepaid expenses	(1,673)	(1,371)
Property and equipment	(33,001)	(9,540)
Total deferred tax liabilities	(45,283)	(20,434)
Deferred tax liabilities, net	$(13,769)	$(10,281)
We have approximately $9.2 million and $0.1 million of tax benefits ($3.3 million and $0.0 million net of tax, respectively) related to excess stock compensation which were recorded to additional paid-in-capital during the fiscal years ended December 25, 2016 and December 27, 2015, respectively. Under the "tax law ordering" method, as described in ASC 740, these amounts were also used as tax deductions and reduced taxable income for fiscal year ended December 25, 2016 and the amount of net operating loss carry forward utilized during fiscal year ended December 27, 2015. As of December 25, 2016, the Company has general business tax credits of $12.7 million expiring in 2035.
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
The following is a reconciliation of the expected federal income taxes at the statutory rate of 35% for the fiscal years ended December 25, 2016 and December 27, 2015, and 34% for the fiscal year ended and December 28, 2014 to the actual provision for income taxes:

	2016	2015	2014
Expected income tax expense	$8,497	$6,524	$5,382
State tax expense, net of federal benefit	829	725	548
FICA tip credit	(1,936)	(1,924)	(1,615)
Other	(356)	418	22
Income tax expense	$7,034	$5,743	$4,337
Federal tax standards require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The standards also require that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. As of December 25, 2016 and December 27, 2015 the Company recognized no liability for uncertain tax positions.
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

15. Related Party Transactions
The Company leases its corporate office and six restaurant locations from entities owned by its founders and one of its executive officers. See Note 9 Leases.
In addition, the Company entered into a management agreement in November 2006 with Three Star Management, Ltd. (an entity owned by its founders) to provide management services, such as administrative, accounting and human resources support, to Three Star Management’s restaurants. In connection with this agreement, the Company received management fees of $40,000 for fiscal years 2016, 2015 and 2014.
16. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal years 2016 and 2015:

	2016
	March 29	June 28	September 27	December 27
Revenue	$78,054	$87,909	$85,597	$79,053
Income from operations (1)	6,489	8,330	6,740	2,782
Net income(1)	4,532	5,780	4,599	2,333
Basic net income per share	$0.27	$0.35	$0.70	$0.14
Diluted net income per share	$0.27	$0.34	$0.27	$0.14
	2015
	March 30	June 29	September 28	December 28
Revenue	$66,829	$75,362	$73,910	$70,961
Income from operations (2)	4,603	7,597	6,612	(63)
Net income(2)	3,235	5,373	4,069	219
Basic net income per share	$0.20	$0.33	$0.25	$0.01
Diluted net income per share	$0.19	$0.32	$0.24	$0.01

(1)
Contains closure costs that decreased income from operations by $0.4 million and $1.1 million and net income by $0.3 million and $1.0 million related to one restaurant in the third and fourth quarter of 2016, respectively.

(2)	Contains loss on asset impairment that decreased income from operations by $4.4 million and net income by $2.7 million related to three restaurants in the fourth quarter of 2015.
17. Subsequent Events
Subsequent to December 25, 2016, the Company opened two new restaurants, for a total of 82 restaurants in 16 states.