Form 10-K/A
period 2016-12-25
CHUY'S HOLDINGS, INC.
filed 2017-04-19
CIK 1524931

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        ☐        No        ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes        ☐        No        ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting or a emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes        ☐        No        ☑
As of June 24, 2016 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $577 million.
The number of shares of the registrant’s common stock outstanding at March 31, 2017 was 16,895,025.

EXPLANATORY NOTE
Chuy's Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 25, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about our directors and executive officers as of December 25, 2016:

NAMES	AGE	POSITIONS
Steve Hislop	57	Director, President and Chief Executive Officer (1)
Jon Howie	49	Vice President and Chief Financial Officer
Sharon Russell	61	Secretary and Chief Administrative Officer
Michael Hatcher	56	Vice President of Real Estate and Development
Michael Young	68	Co-Chairman of the Board, Director (2)
John Zapp	64	Co-Chairman of the Board, Director (1)
Starlette Johnson	53	Director (2)(4)(5)(6)
Saed Mohseni	54	Director (3)(4)(5)(6)
Ira Zecher	64	Director (3)(4)(5)(6)
Randall DeWitt	58	Director (2)

(1)	Class II Director with a term expiring at the 2017 annual meeting.

(2)	Class III Director with a term expiring at the 2018 annual meeting.

(3)	Class I Director with a term expiring at the 2019 annual meeting.

(4)	Member of audit committee.

(5)	Member of compensation committee.

(6)	Member of nominating and corporate governance committee.
Executive Officers Biographies
Steve Hislop has served as President, Chief Executive Officer and a member of our board of directors since July 2007. From July 2006 through June 2007, Steve was President and Chief Executive Officer of Sam Seltzer Steak House. Prior to that, Steve served as the Concept President and a member of the board of directors of O’Charley’s Restaurants for 18 years, where he helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants. Steve currently serves on the board of directors of Not Your Average Joe's, Inc. and Silver Diner, Inc., which are privately held companies. We have concluded that Steve should serve on our board based upon his operational expertise, knowledge of the restaurant industry and leadership experience.
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
Michael Hatcher has served as our Vice President of Real Estate and Development since November 2009. Michael joined Chuy’s as a restaurant manager in 1987 and served as General Manager from 1989 to 2002. He was Director of Purchasing and Real Estate from 2002 to 2009.
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

Starlette Johnson has served as a member of our board since September 2012. Since 2012, Starlette has served as an independent consultant to private equity funds, and to companies in the restaurant and hospitality industries. From October 2015 to October 2016, Starlette served as President and Chief Executive Officer of Twin Restaurant Holdings, the parent company of the Twin Peaks restaurant chain. Additionally, she served as President and Chief Operating Officer, as well as a Director, of Dave & Buster’s, Inc. from 2007 to 2010. Starlette joined Dave & Buster’s as Chief Strategic Officer in 2006. Prior to joining Dave & Buster’s, Starlette worked at Brinker International, where she held positions of increasing responsibility, including serving as the Executive Vice President and Chief Strategic Officer. Starlette served as a member of the Board of Directors for Tuesday Morning, Inc. from 2008 to 2013, during which time she served on the Audit Committee and the Nominating/Governance Committee. Starlette currently serves on the board of Bojangle’s (NASDAQ: BOJA), and is chair of the Audit Committee. Since 2015, she has also served as the chairman of the board for SusieCakes, LLC., a privately held bakery in California. In addition, Starlette is a member of the Advisory Board for the Hospitality & Tourism Program at Virginia Tech and serves on the Pamplin College of Business Cabinet at Virginia Tech. Starlette received a B.S. in Finance from Virginia Tech and an M.B.A. from The Fuqua School of Business at Duke University. We have concluded that Starlette should serve on our board based upon her experience as an executive and board member and her knowledge of the restaurant industry.
Saed Mohseni has served as a member of our board since September 2012. Saed has served as the President and Chief Executive Officer of Bob Evans Farms, Inc. since January 2016. Saed has more than 30 years of management experience in the restaurant industry. Prior to joining Bob Evans, he served as Director, President and Chief Executive Officer of Bravo Brio Restaurant Group, Inc., the parent company of BRAVO! Cucina Italiana, Bon Vie Bistro, and BRIO Tuscan Grille restaurant chains, from 2007 to 2015. He assumed the additional role of President in 2009 and led the company through the IPO process in 2010. Prior to joining Bravo Brio, Saed worked at McCormick & Schmick for 21 years, where he held positions of increasing responsibility, including serving as a Director from 2004 to 2007 and as Chief Executive Officer from 2000 to 2007 and led the company through the IPO process in 2004. Saed attended Portland State University and Oregon State University. We have concluded that Saed should serve on our board based upon his experience as an executive and board member and his knowledge of the restaurant industry.
Ira Zecher has served as a member of our board, since June 2011. Ira is a managing member of ILZ, LLC, and has served as a director, audit committee chairman and nominating and corporate governance committee member of the board for The Habit Restaurants, Inc. since August 2014. He previously served as a director, audit committee chairman and compensation committee member of the board of Norcraft Companies, Inc. from October 2013 to May 2015.  Prior to joining the Chuy’s board, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a partner in 2010. From 1986 to 2010, he served as a senior transaction advisory services partner and Far East private equity leader for Ernst & Young, where he advised clients on mergers and acquisitions across a broad range of industries. Prior to joining the transaction advisory services group, Ira provided accounting, audit and business-advisory services to both public and private clients. He received his Bachelor's degree from Queens College of the City of New York. He is also a certified public accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. From 2010 to 2013, he taught in the Graduate Accounting program at Rutgers, the State University of New Jersey. We have concluded that Ira should serve on our board based upon his extensive professional accounting and financial expertise, which allow him to provide key contributions to the Board on financial, accounting, corporate governance and strategic matters.
Randall DeWitt has served as a member of our board, since October 2016. Randall is a well-known restaurant executive with over 22 years of restaurant experience. Randall is the founder and chief executive officer of Front Burner Restaurants. Front Burner currently has five different concepts and is known for developing innovative restaurant concepts that span the fast casual, casual and upscale casual dining segments. Front Burner operates Whiskey Cake, Velvet Taco, Sixty Vines, Mexican Sugar, and The Ranch at Las Colinas. Prior to founding Front Burner, Randall worked for ten years in commercial real estate development and sales. We have concluded that Randy should serve on our board based on his operational and business development experience within the restaurant industry.
Board of Directors
Our board of directors currently consists of seven directors. Six of our seven directors were elected by our stockholders at our annual meetings of stockholders. In October of 2016, Randall DeWitt was appointed as a director of our board to fill a vacancy due to the passing of Doug Schmick, a former board member.
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
Director Independence
Our board of directors will review at least annually the independence of each director. During these reviews, the board will consider transactions and relationships between each director (and his or her immediate family and affiliates) and our Company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director is independent. This review will be based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Our board of directors has determined that each of Ira Zecher, Starlette Johnson, Saed Mohseni and Randall DeWitt are independent within the meaning of the Nasdaq Marketplace Rules. As required by the Nasdaq Global Select Market, a majority of our directors are independent and our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
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
Our compensation committee currently consists of Ira Zecher, Starlette Johnson and Saed Mohseni, with Saed Mohseni serving as chairman. All members of our compensation committee are independent as defined by Section 10(c) of the Exchange Act, Rule 10C of the Exchange Act Rules and the Nasdaq Marketplace Rules.
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
Our nominating and corporate governance committee consists of Ira Zecher, Saed Mohseni and Starlette Johnson, with Starlette Johnson serving as the committee chairman. All members of our nominating and corporate governance committee are independent as defined by the Nasdaq Marketplace rules.
Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website.
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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 2016, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were in compliance with Section 16(a) except for one late form that reported five transactions that were not reported on a timely basis for Mr. Hatcher.

Item 11.	EXECUTIVE COMPENSATION
Introduction
This compensation discussion provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our Chief Executive Officer and our two other highest paid executive officers during fiscal year 2016 (collectively, the “named executive officers”), as presented in the tables which follow this discussion. This discussion contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.
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
Base Salary

NAME	2016 SALARY ($)
Steve Hislop	$606,561
Jon Howie	302,848
Sharon Russell	210,575
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
Bonus Compensation

		PERFORMANCE-BASED BONUS
NAME	DISCRETIONARY AWARD ($)	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	$1,000	$—	$303,281	$606,562	$365,648
Jon Howie	1,000	—	151,424	302,848	182,564
Sharon Russell	1,000	—	63,172	126,344	76,163
Performance-Based Bonus
In line with our strategy of rewarding performance, our executive compensation program includes performance-based bonuses to named executive officers under our cash bonus plan, which complies with Section 162(m) of the Code. Our compensation committee establishes annual target performance-based bonuses for each named executive officer during the first quarter of the year.
The target and maximum performance-based bonuses have been set at levels our compensation committee believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2016, the target and maximum performance-based bonus were set at 50% and 100%, respectively, of annual base salary for our Chief Executive Officer and Chief Financial Officer and 30% and 60%, respectively, of annual base salary for our other named executive officer. No bonus is paid if actual Company Adjusted EBITDA is 90% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 90% of budget Company Adjusted EBITDA, the plan provides that we will pay a bonus based on where performance falls on a linear basis between 90% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the compensation committee retains discretion to adjust the amount paid under the plan based on individual and company circumstances. If our budgeted Company Adjusted EBITDA is achieved, each individual will earn 100% of their target bonus.
This performance bonus is determined based primarily on the extent to which we achieve our budget Company Adjusted EBITDA goal. Company Adjusted EBITDA is our earnings before interest, taxes, depreciation and amortization plus any loss on sales of asset (less any gain on a sale of assets); stock-based compensation; and certain non-cash and other adjustments. For each 1.0% that actual Company Adjusted EBITDA is above or below budget Company Adjusted EBITDA, the percentage of the target they receive will increase or decrease by 10%, respectively, of the Company Adjusted EBITDA portion of their target bonus. For example, if actual Company Adjusted EBITDA is 1% above budget Company Adjusted EBITDA, the named executive officers will receive 1.1 times their target bonus. The maximum a named executive officer may receive for Company Adjusted EBITDA performance is 2.0 times their target bonus. We use our Company Adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue, net income and cash flows from operations, to assess our historical and prospective operating performance and to enhance our understanding of our core operating performance. We also use our Company Adjusted EBITDA internally to evaluate the performance of our personnel and also as a benchmark to evaluate our operating performance or compare our performance to that of our competitors. The use of Company Adjusted EBITDA as a performance measure permits a comparative assessment of our operating performance relative to our performance based on our GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies.
Target, maximum and actual performance-based bonuses for 2016 for each of the named executive officers are shown in the table above and the actual paid performance-based bonus is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
Discretionary Bonus
Historically, each of our named executive officers has received a $1,000 holiday bonus each December. The discretionary bonuses awarded to our named executive officers in 2016 are set forth in the "Bonus" column of the Summary Compensation Table.
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
We adopted the 2012 Plan as insufficient shares were available under the 2006 Stock Option Plan (the “2006 Plan”), which was adopted in November 2006, in order to provide an incentive to employees selected by the board of directors for participation. In connection with the adoption of the 2012 Plan, we terminated the 2006 Plan, and no further awards will be granted under the 2006 Plan. The termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan will continue to govern outstanding awards granted under the 2006 Plan. The outstanding options under the 2006 Plan were fully vested as of December 25, 2016.
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
Perquisites
In 2016, the aggregate incremental cost to us of the perquisites received by each of the named executive officers did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.
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
Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	OPTION AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL COMPENSATION ($)
Steve Hislop President and Chief Executive Officer	2016	$606,561	$1,000	$454,920	$—	$365,648	$—	$1,428,129
	2015	583,232	1,000	291,613	—	583,232	—	1,459,077
	2014	543,492	1,000	841,181	—	—	—	1,385,673
Jon Howie Vice President and Chief Financial Officer	2016	302,848	1,000	227,132	—	182,564	—	713,544
	2015	291,200	1,000	291,196	—	291,200	—	874,596
	2014	277,692	1,000	419,980	—	—	—	698,672
Sharon Russell Secretary and Chief Administrative Officer	2016	210,575	1,000	157,928	—	76,163	—	445,666
	2015	202,476	1,000	101,219	—	121,486	—	426,181
	2014	193,824	1,000	292,001	—	—	—	486,825

(1)
Represents the aggregate grant date fair value, calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, for awards of options and restricted stock units. See Note 11 to our consolidated financial statements for a discussion of the calculations of grant date fair value.

(2)	All other compensation is less than $10,000.
Grants of Plan-Based Awards

NAME	COMMITTEE ACTION DATE	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(1)
			THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	2/25/2016	3/4/2016	$—	$303,281	$606,562	13,167	$454,920
Jon Howie	2/25/2016	3/4/2016	—	151,424	302,848	6,574	227,132
Sharon Russell	2/25/2016	3/4/2016	—	63,172	126,344	4,571	157,928

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
In the case of awards subject to performance goals, such goal may be based on one or more of the following criteria: (a) earnings, including one or more of operating income, earnings before or after taxes, earnings before or after interest, depreciation, amortization, adjusted EBITDA, economic earnings, or extraordinary or special items or book value per share (which may exclude nonrecurring items); (b) pre-tax income or after-tax income; (c) earnings per share (basic or diluted); (d) operating profit; (e) revenue, revenue growth or rate of revenue growth; (f) return on assets (gross or net), return on investment, return on capital, or return on equity; (g) returns on sales or revenues; (h) operating expenses; (i) share price appreciation; (j) cash flow, free cash flow, cash flow return on investment (discounted or otherwise), net cash provided by operations, or cash flow in excess of cost of capital; (k) implementation or completion of critical projects or processes; (l) cumulative earnings per share growth; (m) operating margin or profit margin; (n) cost targets, reductions and savings, productivity and efficiencies; (o) strategic business criteria, consisting of one or more objectives based on meeting specified market penetration, geographic business expansion, customer satisfaction, employee satisfaction, human resources management, supervision of litigation, information technology, and goals relating to acquisitions, divestitures, joint ventures and similar transactions, and budget comparisons; (p) personal professional objectives, including any of the foregoing performance goals, the implementation of policies and plans, the negotiation of transactions, the development of long term business goals, formation of joint ventures, research or development collaborations, and the completion of other corporate transactions; and (q) any combination of, or a specified increase in, any of the foregoing. Where applicable, a performance goal may be expressed in terms of attaining a specified level of the particular criteria or the attainment of a percentage increase or decrease in the particular criteria, and may be applied to one or more of the company or a company affiliate, or a division or strategic business unit of the company, or may be applied to the performance of the company relative to a market index, a group of other companies or a combination thereof, all as determined by the Administrator. The performance goals may include a threshold level of performance below which no payment may be made (or no vesting may occur), levels of performance at which specified payments may be made (or specified vesting may occur), and a maximum level of performance above which no additional payment shall be made (or at which full vesting may occur). Each of the foregoing performance goals will determine in accordance with generally accepted accounting principles, as applicable, and may be subject to certification by the committee; provided, that the committee shall have the authority to make equitable adjustments to the performance goals, to the extent permitted under Section 162(m) of the Code, in recognition of unusual or non-recurring events affecting the company or any company affiliate thereof or the financial statements of the company or any company affiliate thereof, in response to changes in applicable laws or regulations, or to account for items of gain, loss or expense determined to be extraordinary or unusual in nature or infrequent in occurrence or related to the disposal of a segment of a business or related to a change in accounting principles.
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
2006 Stock Option Plan
In connection with the adoption of the 2012 Plan the board of directors terminated the 2006 Plan effective as of July 27, 2012, and no further awards may be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern outstanding awards granted under the 2006 Plan. The options granted under the 2006 Plan expire 10 years after the date of grant. The outstanding options under the 2006 Plan were fully vested as of December 25, 2016.
Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS						STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($/SH)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)
Steve Hislop	24,000	(1)	16,000	(1)	28.51	2/28/2023
							10,339	(2)	340,670
							9,460	(3)	311,707
							13,167	(4)	433,853
Jon Howie	48,938	(5)	—	(5)	13.54	4/10/2022
							5,162	(2)	170,088
							9,447	(3)	311,279
							6,574	(4)	216,613
Sharon Russell	6,000	(1)	4,000	(1)	28.51	2/28/2023
							3,589	(2)	118,258
							3,284	(3)	108,208
							4,571	(4)	150,614

(1)	These options were granted on February 28, 2013 and vest 20% on each of the first five anniversaries of the grant date.

(2)	These restricted stock units were granted on March 4, 2014 and vest 25% on each of the first four anniversaries of the grant date.

(3)	These restricted stock units were granted on March 5, 2015 and vest 25% on each of the first four anniversaries of the grant date.

(4)	These restricted stock units were granted on March 4, 2016 and vest 25% on each of the first four anniversaries of the grant date.

(5)	These options were granted on April 10, 2012 and vested 20% on August 14, 2012 and 20% on each of the next four anniversaries of the first vesting date of August 14, 2012.

Option Exercises and Stock Vested

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)(1)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)(2)
Steve Hislop	203,413	$6,195,460	8,323	$287,560
Jon Howie	—	—	5,729	197,937
Sharon Russell	—	—	2,889	99,815

(1)	Reflects the difference between the market price of our common stock at the time of exercise and the exercise price of the options.

(2)	Value based on market value of our common stock on the dates of vesting.
Potential Payments upon Termination or Change in Control
Termination of Employment
We currently have employment agreements in place with Messrs. Hislop and Howie and Mrs. Russell that would entitle them to severance payments upon termination of employment. Assuming the employment of our executive officers was terminated by us without cause on December 23, 2016, Messrs. Hislop and Howie and Mrs. Russell would be entitled to $1,213,122, $302,848 and $210,575, respectively. For information on the severance benefits the executives are entitled to in the event of a termination of employment, under their employment agreements entered into on November 16, 2011, see Item 11. “Executive Compensation—Employment Agreements.”
Change-in-Control
Under the 2012 Plan, a named executive officer’s awards granted under that plan will immediately vest in the event that a change in control (as defined in the 2012 Plan or a "2012 Change in Control") occurs and the officer’s employment is terminated without cause within 24 months following the change in control.
If a 2012 Change in Control occurred and the employment of Messrs. Hislop and Howie and Mrs. Russell was terminated on December 23, 2016 Messrs. Hislop and Howie and Mrs. Russell would have received $1,157,270, $697,980 and $394,840, respectively, related to accelerated vesting of equity awards outstanding under the 2012 Plan.
The closing price of our common stock on December 23, 2016 was $32.95 per share.
Director Compensation
The elements of compensation payable to our non-management directors in 2016 are briefly described in the following table:

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

Director Compensation Table
The following table provides information regarding the compensation of our non-employee directors for the year ended December 25, 2016:

NAME	FEES EARNED OR PAID IN CASH ($)		STOCK AWARDS ($)		TOTAL
Mike Young	$40,000		$39,974	(1)	$79,974
John Zapp	40,000		39,974	(1)	79,974
Starlette Johnson	42,500		39,974	(1)	82,474
Saed Mohseni	42,500		39,974	(1)	82,474
Doug Schmick	22,500	(3)	39,974	(1)	62,474
Ira Zecher	50,000		39,974	(1)	89,974
Randall DeWitt	10,000	(3)	9,984	(2)(3)	19,984

(1)	These restricted stock units were granted on March 4, 2016 and vest 25% on each of the first four anniversaries of the grant date.

(2)	These restricted stock units were granted on November 15, 2016 and vest 25% on each of the first four anniversaries of the grant date.

(3)	Reflects fees paid for partial year of service.
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
Equity Compensation Plan Information
The following table sets forth, in tabular format, as of December 25, 2016 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders
2012 Omnibus Equity Incentive Plan	359,340	(1)	$27.58	(2)	818,257
2006 Stock Option Plan	163,437		$10.30		—
Total	522,777		$18.64		818,257

(1)	Includes 206,750 shares underlying time-based restricted stock units.

(2)	Weighted average exercise price of outstanding options excludes restricted stock units.

Beneficial Ownership
The tables below set forth the beneficial ownership information of our common stock as of March 31, 2017 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person known to us to be the beneficial owner of more than 5% of our shares of common stock.
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
Beneficial ownership and percentage of beneficial ownership is based on 16,895,025 shares of our common stock outstanding at March 31, 2017. Shares of common stock subject to options or restricted stock units that a person has a right to acquire or receive within 60 days of March 31, 2017 are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.
Directors and Named Executive Officers

NAME (1)	BENEFICIALLY OWNED	PERCENT OF CLASS
John Zapp	173,250	1.0%
Steve Hislop	155,640	*
Michael Young (2)	148,749	*
Jon Howie	59,592	*
Sharon Russell	21,277	*
Starlette Johnson	7,599	*
Saed Mohseni	7,599	*
Ira Zecher	5,334	*
All Directors and Executive Officers as a group (8 persons)	579,040	3.4%

*	Indicates ownership of less than 1%.

(1)
Based on shares of common stock outstanding as of March 31, 2017, including 104,888 shares subject to options to purchase our common stock exercisable within the 60 days of March 31, 2017. Steve Hislop, Jon Howie, Sharon Russell, Starlette Johnson, Saed Mohseni, Douglas Schmick and Ira Zecher held options to purchase 32,000, 48,938, 8,000, 5,800, 5,800 and 4,350 shares of common stock, respectively, which are exercisable within the 60 days of March 31, 2017.

(2)	Includes 146,950 shares held by trusts for which Mike Young is the trustee.
Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company ’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the Securities and Exchange Commission by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on March 31, 2017.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
BlackRock, Inc. (1)	1,904,619	11.3%
Stephens Investment Management Group, LLC (2)	1,134,517	6.7%
Eagle Asset Management, Inc. (3)	1,079,903	6.4%
Wasatch Advisors, Inc. (4)	1,078,569	6.4%

(1)
According to Amendment No. 2 to Schedule 13G (the "Amendment") filed on January 12, 2017 by BlackRock, Inc., BlackRock Inc. has sole dispositive power with respect to 1,904,619 shares of our common stock and has sole voting power with respect to 1,874,849 shares of our common stock. The address of BlackRock Inc. is 55 East 52nd Street, New York, NY 10055.

(2)
According to Amendment No. 3 to Schedule 13G (the "Amendment") filed on February 13, 2017 by Stephens Investment Management Group, LLC, Stephens Investments Holdings LLC, Stephens Inc. and Warren A. Stephens, Stephens Investment Management Group and Stephens Investment Holdings beneficially own and have sole dispositive power with respect to 1,110,828 shares of our common stock and shared voting power with respect to 577,103 shares of our common stock, Stephens Inc. beneficially owns and has sole dispositive power with respect to 23,689 shares of our common stock and shared voting power with respect to 22,649 shares of our common stock and Warren A. Stephens beneficially owns and has sole dispositive power with respect to 1,134,517 shares of common stock and shared voting power with respect to 599,752 shares of our common stock. The address of these reporting persons is 111 Center Street, Little Rock, Arkansas 72201.

(3)
According to Amendment No. 3 to Schedule 13G (the "Amendment") filed on March 6, 2017 by Eagle Asset Management, Inc., Eagle Asset Management, Inc. has sole voting and dispositive power with respect to 1,079,903 shares of common stock. The address of Eagle Asset Management, Inc. is 880 Carillon Parkway, St. Petersburg, Florida 33716.

(4)
According to Schedule 13G filed on February 14, 2017 by Wasatch Advisors, Inc., Wasatch Advisors, Inc. has sole voting and dispositive power with respect to 1,078,569 shares of our common stock. The address of Wasatch Advisors, Inc. is 5505 Wakara Way, Salt Lake City, UT 84108.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions that occurred on or were in effect after December 27, 2015 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.
Default License Letter Agreements
We entered into letter agreements in November 2006 with respect to the properties that we lease from Young/Zapp GP, LLC ("Young/Zapp") and its subsidiaries, an entity owned 47.5% by each of our Founders and 5.0% by Sharon Russell, and its subsidiaries. Pursuant to these letter agreements, if we default under our lease agreements with Young/Zapp and terminate possession of the lease location, Young/Zapp may operate a Tex-Mex or Mexican food restaurant in that location. However, they may not use our trademarks or trade names or confusingly similar trademarks or tradenames. The approximate dollar value of this agreement was not determinable.
Intellectual Property
We entered into a recipe license agreement with MY/ZP IP Group, Ltd ("MY/ZP IP") in November 2006 to allow the use of certain of our recipes by MY/ZP IP at Shady Grove, Inc. ("Shady Grove"), a restaurant owned by our Founders who are also directors of our Company. Shady Grove is a restaurant that serves American and Southwestern cuisine, such as hamburgers, sandwiches, fries, queso, cheese sticks and chili, and for which we provide management and administrative services pursuant to a management agreement with Three Star Management, Ltd. The approximate dollar value of this agreement was not determinable.
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
In additional to our corporate office, we also lease our North Lamar, River Oaks, Highway 183, Round Rock, Shenandoah and Arbor Trails properties from subsidiaries of Young/Zapp. In 2016, we paid Young/Zapp $133,962, $290,418, $431,029, $553,091, $544,044, $300,309, and $398,325, which includes rent and a percentage of gross sales in excess of our base rent, with respect to our headquarters, North Lamar, River Oaks, Hwy 183, Round Rock, Shenandoah and Arbor Trails locations, respectively.
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
RSM US LLP served as the Company’s independent registered public accounting firm in 2016 and 2015. The following sets forth fees billed by RSM for the audit of our annual financial statements and other services rendered:

	YEARS ENDED
	DECEMBER 25, 2016	DECEMBER 27, 2015
Audit fees(1)	$255,000	$186,500
Tax fees(2)	184,845	200,455
Total	$439,845	$386,955

(1)
Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)
Tax fees for fiscal 2016 consist of $126,350 for tax advice and tax planning and $58,495 for tax compliance including the preparation, review and filing of tax returns. Tax fees for fiscal 2015 consisted of $108,950 for tax compliance including the preparation, review and filing of tax returns and $91,505 for tax advice and tax planning.

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
The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm. All audit and non-audit services for 2016 and 2015 were pre-approved by the audit committee.

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

Date:	April 18, 2017	CHUY’S HOLDINGS, INC.

		By:	/s/ Jon W. Howie
Jon W. Howie
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
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

10.32†	Sublease Agreement, dated December 1, 2016, between Young Zapp Graceland, Ltd. and Chuy’s Opco, Inc.
21.1†	Subsidiary of Chuy’s Holdings, Inc.
23.1†	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith.
†    Filed as an exhibit to Chuy's Annual Report on Form 10-K filed March, 10, 2017.