Form 10-Q
period 2017-03-26
CHUY'S HOLDINGS, INC.
filed 2017-05-05
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2017
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
 __________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑	Emerging growth company	☑
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at April 28, 2017 was 16,895,161.

Part I—Financial Information
Item 1.    Financial Statements

Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 26, 2017	December 25, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$14,182	$13,694
Accounts receivable	1,097	1,132
Lease incentives receivable	5,277	4,022
Inventories	1,201	1,451
Income tax receivable	1,442	2,183
Prepaid expenses and other current assets	5,190	5,207
Total current assets	28,389	27,689
Property and equipment, net	170,929	165,150
Other assets and intangible assets, net	2,009	1,920
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$247,296	$240,728
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,622	$8,014
Accrued liabilities	16,022	17,757
Deferred lease incentives	2,411	2,335
Total current liabilities	27,055	28,106
Deferred tax liability, net	14,905	13,769
Accrued deferred rent	9,693	9,169
Deferred lease incentives, less current portion	33,775	32,619
Total liabilities	85,428	83,663

Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,895,025 shares issued and outstanding at March 26, 2017 and 16,839,348 shares issued and outstanding at December 25, 2016	169	168
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at March 26, 2017 and December 25, 2016	—	—
Paid-in capital	97,452	97,200
Retained earnings	64,247	59,697
Total stockholders’ equity	161,868	157,065
Total liabilities and stockholders’ equity	$247,296	$240,728

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Revenue	$86,904	$78,054
Costs and expenses:
Cost of sales	21,825	19,998
Labor	29,699	25,680
Operating	12,032	10,556
Occupancy	6,121	5,305
General and administrative	4,872	4,533
Marketing	631	583
Restaurant pre-opening	1,102	1,433
Depreciation and amortization	4,161	3,477
Total costs and expenses	80,443	71,565
Income from operations	6,461	6,489
Interest expense, net	16	15
Income before income taxes	6,445	6,474
Income tax expense	1,895	1,942
Net income	$4,550	$4,532
Net income per common share:
Basic	$0.27	$0.27
Diluted	$0.27	$0.27
Weighted-average shares outstanding:
Basic	16,855,275	16,503,226
Diluted	17,002,256	16,803,756

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Cash flows from operating activities:
Net income	$4,550	$4,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,161	3,477
Amortization of loan origination costs	8	8
Stock-based compensation	597	469
Excess tax benefit from stock-based compensation	—	(183)
Loss on disposal of property and equipment	5	—
Amortization of deferred lease incentives	(588)	(490)
Deferred income taxes	1,136	1,706
Changes in operating assets and liabilities:
Accounts receivable	35	15
Inventories	250	116
Income tax receivable	741	(55)
Prepaid expenses and other current assets	17	(1,293)
Accounts payable	(2,031)	(3,341)
Accrued liabilities and deferred rent	(1,211)	(1,383)
Deferred lease incentives	565	1,103
Net cash provided by operating activities	8,235	4,681
Cash flows from investing activities:
Purchase of property and equipment	(7,233)	(8,255)
Purchase of other assets	(125)	(81)
Net cash used in investing activities	(7,358)	(8,336)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	2,000
Payments under revolving line of credit	—	(2,000)
Excess tax benefit from stock-based compensation	—	183
Proceeds from the exercise of stock options	69	60
Indirect repurchase of shares for minimum tax withholdings	(458)	(293)
Net cash used in financing activities	(389)	(50)
Net increase (decrease) in cash and cash equivalents	488	(3,705)
Cash and cash equivalents, beginning of period	13,694	8,529
Cash and cash equivalents, end of period	$14,182	$4,824

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$2,639	$2,726

Supplemental cash flow disclosures:
Cash paid for interest	$8	$8
Cash paid for income taxes	$18	$160

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of March 26, 2017, the Company operated 82 restaurants in 16 states.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2016. The accompanying condensed consolidated balance sheet as of December 25, 2016, has been derived from our audited consolidated financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2017 fiscal year will consist of 53 weeks and our 2016 fiscal year consisted of 52 weeks.
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
Leases
In February 2016, the FASB issued ASU 2016-02, "Leases." This update requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The adoption of this ASU will have a significant impact on the Company's consolidated balance sheet as it will record material assets and obligations for current operating leases for which the Company is the lessee. The Company is evaluating the impact that adoption will have on its consolidated income statements. The Company does not expect the adoption of this new guidance to have a material impact on the Company's cash flows and liquidity.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. All excess tax benefits and deficiencies are recognized in the income tax expense line item on the Company's consolidated income statements, and are included within the changes in the income tax receivable line item on the consolidated statement of cash flows. The Company has elected to recognize forfeitures

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

for awards with a requisite service period as they occur. The adoption of this ASU was immaterial to the Company's consolidated financial statements.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company's consolidated financial statements.
3. Net Income Per Share
The number of shares and net income per share data for all periods presented are based on the historical weighted-average shares of common stock outstanding.
Basic net income per share of the Company's common stock is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to herein as "restricted stock units"). For the thirteen weeks ended March 26, 2017 and March 27, 2016, there were approximately 8,000 and 2,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
BASIC
Net income	$4,550	$4,532

Weighted-average common shares outstanding	16,855,275	16,503,226
Basic net income per common share	$0.27	$0.27

DILUTED
Net income	$4,550	$4,532

Weighted-average common shares outstanding	16,855,275	16,503,226
Dilutive effect of stock options and restricted stock units	146,981	300,530
Weighted-average of diluted shares	17,002,256	16,803,756
Diluted net income per common share	$0.27	$0.27

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of March 26, 2017, a total of 700,623 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying condensed consolidated income statements was approximately $597,000 and $469,000 for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity related to stock options for the thirteen weeks ended March 26, 2017 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 25, 2016	316,027	$18.64
Exercised	(9,401)	7.40
Forfeited	(409)	22.02
Outstanding at March 26, 2017	306,217	$18.98	4.72	$3,059
Exercisable at March 26, 2017	273,601	$17.94	4.56	$3,007
The aggregate intrinsic value in the table above is obtained by subtracting the exercise price from the estimated fair value of the underlying common stock as of March 26, 2017 and multiplying this result by the related number of options outstanding and exercisable at March 26, 2017. The estimated fair value of the common stock as of March 26, 2017 used in the above calculation was $28.80 per share, the closing price of the Company’s common stock on March 24, 2017, the last trading day of the first quarter. The total intrinsic value of options exercised during the thirteen weeks ended March 26, 2017 was approximately $200,000. The fair value of options vested during the thirteen weeks ended March 26, 2017 was approximately $257,000.
There was approximately $290,000 of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of March 26, 2017. These costs will be recognized ratably over the next three years.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirteen weeks ended March 26, 2017 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 25, 2016	206,750	$31.57
Granted	120,561	28.30
Vested	(62,760)	32.28
Forfeited	(2,518)	29.49
Outstanding at March 26, 2017	262,033	$29.91	3.10
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 26, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $7.6 million, which is expected to be recognized ratably over the next five years.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of March 26, 2017 the Company had no borrowings under our Revolving Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at March 26, 2017 and December 25, 2016 are summarized as follows:

	March 26, 2017	December 25, 2016
Accrued compensation and related benefits	$6,486	$7,572
Other accruals	3,007	3,061
Sales and use tax	2,564	2,200
Accrued closure costs	1,571	1,659
Deferred gift card revenue	1,544	2,074
Property tax	850	1,191
Total accrued liabilities	$16,022	$17,757
7. Commitments and Contingencies
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
8. Subsequent events
Subsequent to March 26, 2017, the Company opened one new restaurant for a total of 83 restaurants, in 16 states.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes. Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's," “our Company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiary.
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 25, 2016 (our "Annual Report") and those set forth under "Cautionary Statements Concerning Forward-Looking Statements" in this report.
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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of March 26, 2017, we operated 82 Chuy’s restaurants across 16 states.
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
As of March 26, 2017, we opened two new restaurants year-to-date and we also opened one additional restaurant subsequent to March 26, 2017. Over the next three to five years, we expect to double our restaurant base. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in average weekly customer trends as well as changes in average check. Our comparable restaurant base consisted of 62 and 54 restaurants at March 26, 2017 and March 27, 2016, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Total restaurants (at end of period)	82	71
Total comparable restaurants (at end of period)	62	54
Average comparable unit volumes (in thousands)	$1,122	$1,150
Change in comparable restaurant sales	(0.7)%	3.2%
Average check	$14.66	$14.40
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2017 fiscal year will consist of 53 weeks and our 2016 fiscal year consisted of 52 weeks.
Key Financial Definitions
Revenue. Revenue primarily consists of food and beverage sales and also includes sales of our merchandise. Revenue is presented net of discounts associated with each sale. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate and comparable restaurant sales growth.
Cost of Sales. Cost of sales consists of food, beverage and merchandise related costs. The components of cost of sales are variable in nature, change with sales volume and are subject to increases or decreases based on fluctuations in commodity costs.
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
Our business also is subject to fluctuations due to seasonality and adverse weather. The spring and summer months have traditionally had higher sales volume than other periods of the year. Timing of holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant unit volumes in some of the markets where we operate and may have a greater impact should they occur during our higher volume months. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.
Thirteen Weeks Ended March 26, 2017 Compared to Thirteen Weeks Ended March 27, 2016
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	March 26, 2017	% of Revenue	March 27, 2016	% of Revenue	$ Change	% Change
Revenue	$86,904	100.0%	$78,054	100.0%	$8,850	11.3%
Costs and expenses:
Cost of sales	21,825	25.1%	19,998	25.6%	1,827	9.1%
Labor	29,699	34.2%	25,680	32.9%	4,019	15.7%
Operating	12,032	13.9%	10,556	13.5%	1,476	14.0%
Occupancy	6,121	7.0%	5,305	6.8%	816	15.4%
General and administrative	4,872	5.6%	4,533	5.8%	339	7.5%
Marketing	631	0.7%	583	0.8%	48	8.2%
Restaurant pre-opening	1,102	1.3%	1,433	1.8%	(331)	(23.1)%
Depreciation and amortization	4,161	4.8%	3,477	4.5%	684	19.7%
Total costs and expenses	80,443	92.6%	71,565	91.7%	8,878	12.4%
Income from operations	6,461	7.4%	6,489	8.3%	(28)	(0.4)%
Interest expense, net	16	—%	15	—%	1	6.7%
Income before income taxes	6,445	7.4%	6,474	8.3%	(29)	(0.4)%
Income tax expense	1,895	2.2%	1,942	2.5%	(47)	(2.4)%
Net income	$4,550	5.2%	$4,532	5.8%	$18	0.4%
Revenue. Revenue increased $8.9 million, or 11.3%, to $86.9 million for the thirteen weeks ended March 26, 2017 from $78.1 million for the comparable period in 2016. This increase was primarily driven by $11.7 million in incremental revenue from an additional 157 operating weeks provided by 14 new restaurants opened during and subsequent to the thirteen weeks ended March 27, 2016. These increases were offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above and the loss of thirteen operating weeks due to the closing of the Charlotte, NC location during the third quarter of 2016. Revenue for our non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales decreased 0.7% for the thirteen weeks ended March 26, 2017 compared to the thirteen weeks ended March 27, 2016. The decrease in comparable restaurant sales was driven primarily by a 2.2% decrease in average weekly customers partially offset by a 1.5% increase in average check. Comparable restaurant sales and average weekly customers were negatively affected by approximately 60 basis points due to unfavorable weather and the timing of Valentine’s Day during the week. This negative impact was offset by approximately 30 basis points due to Easter falling in the first quarter of 2016 compared to the second quarter of 2017. Our revenue mix attributed to bar sales was 18.3% during the thirteen weeks ended March 26, 2017 compared to 18.1% during the comparable period in 2016.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 25.1% during the thirteen weeks ended March 26, 2017 from 25.6% during the comparable period in 2016, primarily as a result of decreases in produce and beef costs of approximately 120 basis points, partially offset by increases in dairy, grocery and other costs of approximately 70 basis points.
Labor Costs. Labor costs as a percentage of revenue increased to 34.2% during the thirteen weeks ended March 26, 2017 from 32.9% during the comparable period in 2016, primarily due to new store labor inefficiencies and hourly labor rate inflation of approximately 3.0%.
Operating Costs. Operating costs as a percentage of revenue increased to 13.9% during the thirteen weeks ended March 26, 2017 from 13.5% during the comparable period in 2016, primarily due to increases in general utility costs of approximately 30 basis points and other miscellaneous operational cost increases.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.0% during the thirteen weeks ended March 26, 2017 from 6.8% during the comparable period in 2016, primarily as a result of higher rental expense and property taxes at certain newly opened restaurants as we continue our expansion into larger markets.
General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 7.5%, to $4.9 million for the thirteen weeks ended March 26, 2017 compared to the comparable period in 2016. This increase was primarily driven by an increase in management salaries and equity compensation of $0.6 million due to additional headcount to support our growth offset by a $0.3 million decrease in performance based bonuses.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased $0.3 million to $1.1 million during the thirteen weeks ended March 26, 2017 compared to $1.4 million during the same period in 2016. In 2017, we incurred pre-opening costs for two new restaurants that opened during the first quarter and five restaurants that will open in the second quarter of 2017 or later. In 2016, we incurred pre-opening costs for two restaurants that opened in the first quarter and for seven restaurants that opened in the second quarter of 2016 or later.
Depreciation and Amortization. Depreciation and amortization costs increased $0.7 million to $4.2 million during the thirteen weeks ended March 26, 2017 from $3.5 million during the comparable period in 2016, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirteen weeks ended March 26, 2017 our effective tax rate decreased to approximately 29.4% from approximately 30.0% during the comparable period in 2016. The decrease in our effective tax rate is primarily related to an increase in employee tax credits in proportion to taxable income.
Net Income. As a result of the foregoing, net income increased 0.4% to $4.6 million during the thirteen weeks ended March 26, 2017 from $4.5 million during the comparable period in 2016.

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
Cash Flows for Thirteen Weeks Ended March 26, 2017 and March 27, 2016
The following table summarizes the statement of cash flows for the thirteen weeks ended March 26, 2017 and March 27, 2016 (in thousands):

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Net cash provided by operating activities	$8,235	$4,681
Net cash used in investing activities	(7,358)	(8,336)
Net cash used in financing activities	(389)	(50)
Net increase (decrease) in cash and cash equivalents	488	(3,705)
Cash and cash equivalents at beginning of year	13,694	8,529
Cash and cash equivalents at end of period	$14,182	$4,824
Operating Activities. Net cash provided by operating activities increased $3.6 million to $8.2 million for the thirteen weeks ended March 26, 2017 from $4.7 million during the comparable period in 2016. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was primarily due to net increases in operating assets and liabilities, or working capital, of $3.2 million and by other non-cash reconciling items of $0.3 million. The increase in working capital of $3.2 million was primarily due to a $1.3 million increase in cash related to changes in prepaid expenses and other current assets, a $1.3 million increase in cash related to accounts payable, a $0.8 million increase in cash related income tax receivables and a $0.2 million increase in cash related to accrued liabilities and deferred rent partially offset by a $0.5 million decrease in cash related to deferred lease incentives. The increase in non-cash items of $0.3 million was primarily due to a $0.7 million increase in cash related to depreciation and amortization and a $0.2 million increase in cash from excess tax benefits partially offset by a $0.6 million decrease in cash related to deferred income taxes.
Investing Activities. Net cash used in investing activities decreased $1.0 million to $7.4 million for the thirteen weeks ended March 26, 2017 from $8.3 million during the comparable period in 2016. The decrease was primarily due to the timing of our construction schedule and the related construction payments associated with our two new restaurants that opened during the thirteen weeks ended March 26, 2017, as well as expenditures related to future restaurant openings, maintaining our existing restaurants and other projects.
Financing Activities. Net cash used by financing activities was $0.4 million for the thirteen weeks ended March 26, 2017 compared to $0.1 million during the comparable period in 2016. Net cash used by financing activities during the thirteen weeks ended March 26, 2017 consisted of repurchases of our stock for tax payments of $0.5 million partially offset by proceeds from option exercises of $0.1 million. Net cash used by financing activities during the thirteen weeks ended March 27, 2016 consisted of repurchases of our stock for tax payments of $0.3 million partially offset by an excess tax benefit from stock-based compensation and proceeds from option exercises of $0.2 million.
As of March 26, 2017, we lease six of our restaurant locations and our corporate offices from entities owned by our founders and one executive officer. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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

For 2017, we currently estimate capital expenditure outlays will range between $39.0 million and $44.0 million, net of agreed upon tenant improvement allowances and excluding approximately $5.8 million to $6.3 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $1.1 million on pre-opening costs during the thirteen weeks ended March 26, 2017. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.5 million (net of estimated tenant improvement allowances) for the opening of 12 to 14 new restaurants as well as $6.6 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2017.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we generally operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital surplus of $1.3 million at March 26, 2017 compared to a deficit of $0.4 million at December 25, 2016.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of March 26, 2017 we had no outstanding indebtedness under our Revolving Credit Facility.
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
Off-Balance Sheet Arrangements
As of March 26, 2017, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the three months ended March 26, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
December 26, 2016 through January 22, 2017	—	$—
January 23, 2017 through February 19, 2017	—	—
February 20, 2017 through March 26, 2017	16,484	27.80
Total	16,484	$27.80

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock units during the first quarter of 2016, we withheld a total of 16,484 shares that are included in the total number of shares purchased column above.

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
Date: May 5, 2017

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