Form 10-Q
period 2017-06-25
CHUY'S HOLDINGS, INC.
filed 2017-08-04
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at July 28, 2017 was 16,905,623.

Part I—Financial Information
Item 1.    Financial Statements

Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 25, 2017	December 25, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$19,746	$13,694
Accounts receivable	1,003	1,132
Lease incentives receivable	2,794	4,022
Inventories	1,278	1,451
Income tax receivable	967	2,183
Prepaid expenses and other current assets	5,313	5,207
Total current assets	31,101	27,689
Property and equipment, net	177,711	165,150
Other assets and intangible assets, net	2,047	1,920
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$256,828	$240,728
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,586	$8,014
Accrued liabilities	17,618	17,757
Deferred lease incentives	2,455	2,335
Total current liabilities	28,659	28,106
Deferred tax liability, net	16,055	13,769
Accrued deferred rent	10,351	9,169
Deferred lease incentives, less current portion	33,721	32,619
Total liabilities	88,786	83,663

Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,904,023 shares issued and outstanding at June 25, 2017 and 16,839,348 shares issued and outstanding at December 25, 2016	169	168
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at June 25, 2017 and December 25, 2016	—	—
Paid-in capital	98,297	97,200
Retained earnings	69,576	59,697
Total stockholders’ equity	168,042	157,065
Total liabilities and stockholders’ equity	$256,828	$240,728

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenue	$94,472	$87,909	$181,376	$165,963
Costs and expenses:
Cost of sales	24,449	22,397	46,274	42,395
Labor	31,732	28,708	61,431	54,388
Operating	13,164	12,034	25,196	22,590
Occupancy	6,324	5,637	12,445	10,942
General and administrative	4,704	4,870	9,576	9,403
Marketing	712	692	1,343	1,275
Restaurant pre-opening	1,722	1,534	2,824	2,967
Depreciation and amortization	4,307	3,707	8,468	7,184
Total costs and expenses	87,114	79,579	167,557	151,144
Income from operations	7,358	8,330	13,819	14,819
Interest expense, net	16	16	32	31
Income before income taxes	7,342	8,314	13,787	14,788
Income tax expense	2,013	2,534	3,908	4,476
Net income	$5,329	$5,780	$9,879	$10,312
Net income per common share:
Basic	$0.32	$0.35	$0.59	$0.62
Diluted	$0.31	$0.34	$0.58	$0.61
Weighted-average shares outstanding:
Basic	16,899,249	16,578,537	16,877,262	16,534,569
Diluted	17,016,006	16,840,629	17,006,845	16,814,647

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016
Cash flows from operating activities:
Net income	$9,879	$10,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,468	7,184
Amortization of loan origination costs	16	16
Stock-based compensation	1,354	1,058
Excess tax benefit from stock-based compensation	—	(2,540)
Loss on disposal of property and equipment	14	37
Amortization of deferred lease incentives	(1,192)	(1,001)
Deferred income taxes	2,286	104
Changes in operating assets and liabilities:
Accounts receivable	129	274
Inventories	173	(23)
Income tax receivable	1,216	658
Prepaid expenses and other current assets	(106)	(2,234)
Accounts payable	(1,844)	(973)
Accrued liabilities and deferred rent	1,043	6,716
Deferred lease incentives	3,642	2,519
Net cash provided by operating activities	25,078	22,107
Cash flows from investing activities:
Purchase of property and equipment	(18,469)	(20,029)
Purchase of other assets	(200)	(144)
Net cash used in investing activities	(18,669)	(20,173)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	2,000
Payments under revolving line of credit	—	(2,000)
Excess tax benefit from stock-based compensation	—	2,540
Proceeds from the exercise of stock options	125	1,077
Indirect repurchase of shares for minimum tax withholdings	(482)	(311)
Net cash (used in) provided by financing activities	(357)	3,306
Net increase in cash and cash equivalents	6,052	5,240
Cash and cash equivalents, beginning of period	13,694	8,529
Cash and cash equivalents, end of period	$19,746	$13,769

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$2,416	$3,048

Supplemental cash flow disclosures:
Cash paid for interest	$16	$17
Cash paid for income taxes	$406	$1,174

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of June 25, 2017, the Company operated 85 restaurants in 18 states.
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
2. Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)." This update requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. The adoption of this ASU will have a significant impact on the Company's consolidated balance sheet as it will record material assets and obligations for current operating leases for which the Company is the lessee. In regards to implementation, the Company is currently evaluating the guidance and its impact of adoption on its consolidated income statements. The Company does not expect the adoption of this new guidance to have a material impact on the Company's cash flows and liquidity. The Company is currently unable to estimate the impact on our consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue with Contracts from Customers (Topic 606)." ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted only for interim and annual periods beginning after December 15, 2016. In regards to implementation, the Company is currently evaluating the guidance and it does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)." This update simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU was effective for interim and annual periods beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

2017 and elected to apply this adoption prospectively. All excess tax benefits and deficiencies are recognized in the income tax expense line item on the Company's consolidated income statements, and are included within the changes in the income tax receivable line item on the consolidated statement of cash flows. The Company has elected to recognize forfeitures for awards with a requisite service period as they occur. The adoption of this ASU was immaterial to the Company's consolidated financial statements.
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
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to herein as "restricted stock units"). For the thirteen weeks ended June 25, 2017 and June 26, 2016, there were approximately 25,000 and 3,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the twenty-six weeks ended June 25, 2017 and June 26, 2016, there were approximately 8,000 and 1,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
BASIC
Net income	$5,329	$5,780	$9,879	$10,312

Weighted-average common shares outstanding	16,899,249	16,578,537	16,877,262	16,534,569
Basic net income per common share	$0.32	$0.35	$0.59	$0.62

DILUTED
Net income	$5,329	$5,780	$9,879	$10,312

Weighted-average common shares outstanding	16,899,249	16,578,537	16,877,262	16,534,569
Dilutive effect of stock options and restricted stock units	116,757	262,092	129,583	280,078
Weighted-average of diluted shares	17,016,006	16,840,629	17,006,845	16,814,647
Diluted net income per common share	$0.31	$0.34	$0.58	$0.61

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of June 25, 2017, a total of 706,845 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying condensed consolidated income statements was approximately $757,000 and $589,000 for the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively, and $1,354,000 and $1,058,000 for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity related to stock options for the twenty-six weeks ended June 25, 2017 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 25, 2016	316,027	$18.64
Exercised	(16,799)	7.44
Forfeited	(5,846)	29.27
Outstanding at June 25, 2017	293,382	$19.07	4.56	$1,717
Exercisable at June 25, 2017	262,116	$18.04	4.41	$1,712
The aggregate intrinsic value in the table above is obtained by subtracting the exercise price from the estimated fair value of the underlying common stock as of June 25, 2017 and multiplying this result by the related number of options outstanding and exercisable at June 25, 2017. The estimated fair value of the common stock as of June 25, 2017 used in the above calculation was $22.15 per share, the closing price of the Company’s common stock on June 23, 2017, the last trading day of the second quarter. The total intrinsic value of options exercised during the twenty-six weeks ended June 25, 2017 was approximately $362,000. The fair value of options vested during the twenty-six weeks ended June 25, 2017 was approximately $262,000.
There was approximately $209,000 of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of June 25, 2017. These costs will be recognized ratably over the next three years.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the twenty-six weeks ended June 25, 2017 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 25, 2016	206,750	$31.57
Granted	121,486	28.31
Vested	(65,127)	32.14
Forfeited	(4,228)	29.91
Outstanding at June 25, 2017	258,881	$29.92	2.92
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 25, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $6.8 million, which is expected to be recognized ratably over the next five years.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of June 25, 2017 the Company had no borrowings under our Revolving Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at June 25, 2017 and December 25, 2016 are summarized as follows:

	June 25, 2017	December 25, 2016
Accrued compensation and related benefits	$7,536	$7,572
Other accruals	3,221	3,061
Sales and use tax	2,603	2,200
Deferred gift card revenue	1,533	2,074
Accrued closure costs	1,483	1,659
Property tax	1,242	1,191
Total accrued liabilities	$17,618	$17,757
7. Commitments and Contingencies
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
8. Subsequent events
Subsequent to June 25, 2017, the Company opened one new restaurant for a total of 86 restaurants, in 19 states.

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of June 25, 2017, we operated 85 Chuy’s restaurants across 18 states.
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
As of June 25, 2017, we opened five new restaurants year-to-date and we also opened one additional restaurant subsequent to June 25, 2017. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in average weekly customer trends as well as changes in average check. Our comparable restaurant base consisted of 64 and 58 restaurants at June 25, 2017 and June 26, 2016, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Total restaurants (at end of period)	85	75	85	75
Total comparable restaurants (at end of period)	64	58	64	58
Average comparable unit volumes (in thousands)	$1,185	$1,200	$2,307	$2,350
Change in comparable restaurant sales	(1.0)%	1.0%	(0.9)%	2.0%
Average check	$14.87	$14.61	$14.77	$14.50
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
Thirteen Weeks Ended June 25, 2017 Compared to Thirteen Weeks Ended June 26, 2016
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	June 25, 2017	% of Revenue	June 26, 2016	% of Revenue	$ Change	% Change
Revenue	$94,472	100.0%	$87,909	100.0%	$6,563	7.5%
Costs and expenses:
Cost of sales	24,449	25.9%	22,397	25.5%	2,052	9.2%
Labor	31,732	33.6%	28,708	32.7%	3,024	10.5%
Operating	13,164	13.9%	12,034	13.7%	1,130	9.4%
Occupancy	6,324	6.7%	5,637	6.4%	687	12.2%
General and administrative	4,704	5.0%	4,870	5.5%	(166)	(3.4)%
Marketing	712	0.7%	692	0.8%	20	2.9%
Restaurant pre-opening	1,722	1.8%	1,534	1.7%	188	12.3%
Depreciation and amortization	4,307	4.6%	3,707	4.2%	600	16.2%
Total costs and expenses	87,114	92.2%	79,579	90.5%	7,535	9.5%
Income from operations	7,358	7.8%	8,330	9.5%	(972)	(11.7)%
Interest expense, net	16	—%	16	—%	—	—%
Income before income taxes	7,342	7.8%	8,314	9.5%	(972)	(11.7)%
Income tax expense	2,013	2.1%	2,534	2.9%	(521)	(20.6)%
Net income	$5,329	5.7%	$5,780	6.6%	$(451)	(7.8)%
Revenue. Revenue increased $6.6 million, or 7.5%, to $94.5 million for the thirteen weeks ended June 25, 2017 from $87.9 million for the comparable period in 2016. This increase was primarily driven by $10.9 million in incremental revenue from an additional 134 operating weeks provided by 14 new restaurants opened during and subsequent to the thirteen weeks ended June 26, 2016. These increases were offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above and the loss of thirteen operating weeks due to the closing of the Charlotte, NC location during the third quarter of 2016. Revenue for our non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales decreased 1.0% for the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016. The decrease in comparable restaurant sales was primarily driven by a 2.4% decrease in average weekly customers partially offset by a 1.4% increase in average check. Comparable restaurant sales and average weekly customers were negatively affected by approximately 30 basis points due to Easter falling in the second quarter of 2017 compared to the first quarter of 2016. Our revenue mix attributed to bar sales was 19.2% during the thirteen weeks ended June 25, 2017 compared to 19.1% during the comparable period in 2016.
Cost of Sales. Cost of sales as a percentage of revenue increased to 25.9% during the thirteen weeks ended June 25, 2017 from 25.5% during the comparable period in 2016, primarily as a result of increases in produce, chicken, dairy and grocery costs of approximately 100 basis points, partially offset by decreases in beef and other costs of approximately 60 basis points.
Labor Costs. Labor costs as a percentage of revenue increased to 33.6% during the thirteen weeks ended June 25, 2017 from 32.7% during the comparable period in 2016, primarily due to new store labor inefficiencies, new store manager training and hourly labor rate inflation of approximately 2.7%.
Operating Costs. Operating costs as a percentage of revenue increased to 13.9% during the thirteen weeks ended June 25, 2017 from 13.7% during the comparable period in 2016, primarily due to increases in repairs and maintenance and utility costs of approximately 30 basis points offset by a decrease in insurance costs of approximately 10 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.7% during the thirteen weeks ended June 25, 2017 from 6.4% during the comparable period in 2016, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets and reduced operating leverage on existing stores.
General and Administrative Expenses. General and administrative expenses decreased $0.2 million, or 3.4%, to $4.7 million for the thirteen weeks ended June 25, 2017 compared to the comparable period in 2016. This decrease was primarily driven by a decrease in performance based bonuses and payroll taxes from employee stock option exercises of $0.7 million, partially offset by a $0.5 million increase in management salaries and equity compensation due to additional headcount to support our growth.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased $0.2 million to $1.7 million during the thirteen weeks ended June 25, 2017 compared to $1.5 million during the same period in 2016. This increase is primarily the result of differences in the timing of our development schedule. During the thirteen weeks ended June 25, 2017, we incurred pre-opening costs for three new restaurants and pre-opening costs for eight new restaurants that will open in the third quarter of 2017 or later. During the comparable period in 2016, we incurred pre-opening costs for four new restaurants and pre-opening costs for six new restaurants that opened in the third quarter of 2016 or later.
Depreciation and Amortization. Depreciation and amortization costs increased $0.6 million to $4.3 million during the thirteen weeks ended June 25, 2017 from $3.7 million during the comparable period in 2016, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirteen weeks ended June 25, 2017 our effective tax rate decreased to approximately 27.4% from approximately 30.5% during the comparable period in 2016. The decrease in our effective tax rate is primarily related to an increase in employee tax credits in proportion to taxable income and discrete tax items related to stock compensation.
Net Income. As a result of the foregoing, net income decreased 7.8% to $5.3 million during the thirteen weeks ended June 25, 2017 from $5.8 million during the comparable period in 2016.

Twenty-Six Weeks Ended June 25, 2017 Compared to Twenty-Six Weeks Ended June 26, 2016
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Twenty-Six Weeks Ended
	June 25, 2017	% of Revenue	June 26, 2016	% of Revenue	$ Change	% Change
Revenue	$181,376	100.0%	$165,963	100.0%	$15,413	9.3%
Costs and expenses:
Cost of sales	46,274	25.5%	42,395	25.5%	3,879	9.1%
Labor	61,431	33.9%	54,388	32.8%	7,043	12.9%
Operating	25,196	13.8%	22,590	13.6%	2,606	11.5%
Occupancy	12,445	6.9%	10,942	6.6%	1,503	13.7%
General and administrative	9,576	5.3%	9,403	5.7%	173	1.8%
Marketing	1,343	0.7%	1,275	0.8%	68	5.3%
Restaurant pre-opening	2,824	1.6%	2,967	1.8%	(143)	(4.8)%
Depreciation and amortization	8,468	4.7%	7,184	4.3%	1,284	17.9%
Total costs and expenses	167,557	92.4%	151,144	91.1%	16,413	10.9%
Income from operations	13,819	7.6%	14,819	8.9%	(1,000)	(6.7)%
Interest expense	32	—%	31	—%	1	3.2%
Income before income taxes	13,787	7.6%	14,788	8.9%	(1,001)	(6.8)%
Income tax expense	3,908	2.2%	4,476	2.7%	(568)	(12.7)%
Net income	$9,879	5.4%	$10,312	6.2%	$(433)	(4.2)%
Revenue. Revenue increased $15.4 million, or 9.3%, to $181.4 million for the twenty-six weeks ended June 25, 2017 from $166.0 million for the comparable period in 2016. This increase was primarily driven by $22.6 million in incremental revenue from an additional 291 operating weeks provided by 17 new restaurants opened during and subsequent to the twenty-six weeks ended June 26, 2016 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above and the loss of 26 operating weeks due to the closing of the Charlotte, NC location during the third quarter of 2016. Revenue for our non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales decreased 0.9% for the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016. The decrease in comparable restaurant sales was primarily driven by a 2.3% decrease in average weekly customers partially offset by a 1.4% increase in average check. Our revenue mix attributed to bar sales was 18.8% during the twenty-six weeks ended June 25, 2017 compared to 18.6% during the comparable period in 2016.
Cost of Sales. Cost of sales as a percentage of revenue remained flat at 25.5% during the twenty-six weeks ended June 25, 2017 compared to the comparable period in 2016. Increases in chicken, dairy and grocery costs of approximately 50 basis points were offset by decreases in beef and other costs of approximately 50 basis points.
Labor Costs. Labor costs as a percentage of revenue increased to 33.9% during the twenty-six weeks ended June 25, 2017 from 32.8% during the comparable period in 2016, primarily due to new store labor inefficiencies, new store manager training and hourly labor rate inflation of approximately 2.9%.
Operating Costs. Operating costs as a percentage of revenue increased to 13.8% during the twenty-six weeks ended June 25, 2017 from 13.6% during the comparable period in 2016, primarily due to increases in repairs and maintenance and utility costs of approximately 30 basis points offset by a decrease in insurance costs of approximately 10 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.9% during the twenty-six weeks ended June 25, 2017 from 6.6% during the comparable period in 2016, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets and reduced operating leverage at our existing stores.
General and Administrative Expenses. General and administrative expenses increased $0.2 million, or 1.8%, to $9.6 million for the twenty-six weeks ended June 25, 2017 from $9.4 million during the comparable period in 2016. This increase was primarily driven by an increase in management salaries and equity compensation of $1.1 million due to additional headcount to support our growth offset by a $0.9 million decrease in performance based bonuses and payroll taxes from employee stock option exercises.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased $0.2 million to $2.8 million during the twenty-six weeks ended June 25, 2017 compared to $3.0 million during the same period in 2016. This decrease is primarily the result of differences in the timing of our development schedule. During the twenty-six weeks ended June 25, 2017, we incurred pre-opening costs for five new restaurants that opened and for eight new restaurants that will open in the third quarter of 2017 or later. During the comparable period in 2016, we incurred pre-opening costs for four new restaurants and pre-opening costs for five new restaurants that opened in the third quarter of 2016 or later.
Depreciation and Amortization. Depreciation and amortization costs increased $1.3 million to $8.5 million during the twenty-six weeks ended June 25, 2017 from $7.2 million during the comparable period in 2016, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the twenty-six weeks ended June 25, 2017 our effective tax rate decreased to approximately 28.3% from approximately 30.3% during the comparable period in 2016. The decrease in our effective tax rate is primarily related to an increase in employee tax credits in proportion to taxable income.
Net Income. As a result of the foregoing, net income decreased 4.2% to $9.9 million during the twenty-six weeks ended June 25, 2017 from $10.3 million during the comparable period in 2016.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings under our $25.0 million Revolving Credit Facility. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure and obligations under our operating leases. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for at least the next twelve months.
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
Cash Flows for Twenty-Six Weeks Ended June 25, 2017 and June 26, 2016
The following table summarizes the statement of cash flows for the twenty-six weeks ended June 25, 2017 and June 26, 2016 (in thousands):

	Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016
Net cash provided by operating activities	$25,078	$22,107
Net cash used in investing activities	(18,669)	(20,173)
Net cash (used in) provided by financing activities	(357)	3,306
Net increase in cash and cash equivalents	6,052	5,240
Cash and cash equivalents at beginning of year	13,694	8,529
Cash and cash equivalents at end of period	$19,746	$13,769
Operating Activities. Net cash provided by operating activities increased $3.0 million to $25.1 million for the twenty-six weeks ended June 25, 2017 from $22.1 million during the comparable period in 2016. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was primarily due to increases in non-cash reconciling items of $6.1 million partially offset by net decreases in operating assets and liabilities, or working capital, of $2.7 million and net income of $0.4 million. The increase in non-cash items of $6.1 million was primarily due to a $2.5 million increase from excess tax benefits, a $2.2 million increase related to deferred income taxes and a $1.3 million increase related to depreciation and amortization. The decrease in working capital of $2.7 million was primarily due to a $5.7 million decrease in cash related to accrued liabilities and deferred rent and a $0.9 million decrease in cash related to accounts payable partially offset by a $2.1 million increase in cash related to changes in prepaid expenses and other current assets, a $1.1 million increase in cash related to deferred lease incentives and a $0.6 million increase in cash related income tax receivables.
Investing Activities. Net cash used in investing activities decreased $1.5 million to $18.7 million for the twenty-six weeks ended June 25, 2017 from $20.2 million during the comparable period in 2016. The decrease was primarily due to the timing of our construction schedule and the related construction payments associated with our five new restaurants that opened during the twenty-

six weeks ended June 25, 2017, as well as expenditures related to future restaurant openings, maintaining our existing restaurants and other projects.
Financing Activities. Net cash used by financing activities was $0.4 million for the twenty-six weeks ended June 25, 2017 compared to $3.3 million provide by financing activities during the comparable period in 2016. Net cash used by financing activities during the twenty-six weeks ended June 25, 2017 consisted of repurchases of our stock for tax payments of $0.5 million partially offset by proceeds from option exercises of $0.1 million. Net cash provided by financing activities during the twenty-six weeks ended June 26, 2016 consisted of excess tax benefits from stock-based compensation of $2.5 million and proceeds from option exercises of $1.1 million offset by repurchases of our stock for tax payments of $0.3 million.
As of June 25, 2017, we lease six of our restaurant locations and our corporate offices from entities owned by our founders and one executive officer. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $1.9 million to $2.5 million (net of estimated tenant incentives of between zero and $1.0 million). In addition, we target approximately $400,000 to $450,000 per restaurant for restaurant pre-opening costs, however, pre-opening costs for 2017 will exceed this target due to delayed new store openings. We currently target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1 for our new restaurants.
For 2017, we currently estimate capital expenditure outlays will range between $36.0 million and $41.0 million, net of agreed upon tenant improvement allowances and excluding approximately $6.0 million to $6.5 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $2.8 million on pre-opening costs during the twenty-six weeks ended June 25, 2017. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.5 million (net of estimated tenant improvement allowances) for the opening of 12 new restaurants as well as $6.6 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2017.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we generally operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital surplus of $2.4 million at June 25, 2017 compared to a deficit of $0.4 million at December 25, 2016.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of June 25, 2017 we had no outstanding indebtedness under our Revolving Credit Facility.
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
Off-Balance Sheet Arrangements
As of June 25, 2017, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the three months ended June 25, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
March 27, 2017 through April 23, 2017	—	$—
April 24, 2017 through May 21, 2017	—	—
May 22, 2017 through June 25, 2017	767	30.21
Total	767	$30.21

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock units during the second quarter of 2017, we withheld a total of 767 shares that are included in the total number of shares purchased column above.

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
Date: August 4, 2017

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