Form 10-Q
period 2017-09-24
CHUY'S HOLDINGS, INC.
filed 2017-11-03
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at October 31, 2017 was 16,913,697.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 24, 2017	December 25, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$17,401	$13,694
Accounts receivable	1,486	1,132
Lease incentives receivable	2,934	4,022
Inventories	1,314	1,451
Income tax receivable	521	2,183
Prepaid expenses and other current assets	6,446	5,207
Total current assets	30,102	27,689
Property and equipment, net	185,219	165,150
Other assets and intangible assets, net	2,104	1,920
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$263,394	$240,728
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,224	$8,014
Accrued liabilities	16,602	17,757
Deferred lease incentives	2,545	2,335
Total current liabilities	28,371	28,106
Deferred tax liability, net	16,437	13,769
Accrued deferred rent	11,129	9,169
Deferred lease incentives, less current portion	35,390	32,619
Total liabilities	91,327	83,663

Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,906,760 shares issued and outstanding at September 24, 2017 and 16,839,348 shares issued and outstanding at December 25, 2016	169	168
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at September 24, 2017 and December 25, 2016	—	—
Paid-in capital	99,127	97,200
Retained earnings	72,771	59,697
Total stockholders’ equity	172,067	157,065
Total liabilities and stockholders’ equity	$263,394	$240,728

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Revenue	$92,193	$85,597	$273,570	$251,560
Costs and expenses:
Cost of sales	24,659	22,528	70,933	64,923
Labor	32,423	28,469	93,855	82,857
Operating	13,201	12,003	38,396	34,593
Occupancy	6,483	5,695	18,928	16,637
General and administrative	4,814	4,132	14,390	13,535
Marketing	699	641	2,043	1,916
Restaurant pre-opening	1,244	1,178	4,068	4,145
Closure costs	—	390	—	390
Depreciation and amortization	4,483	3,821	12,951	11,005
Total costs and expenses	88,006	78,857	255,564	230,001
Income from operations	4,187	6,740	18,006	21,559
Interest expense, net	16	16	48	47
Income before income taxes	4,171	6,724	17,958	21,512
Income tax expense	976	2,125	4,884	6,601
Net income	$3,195	$4,599	$13,074	$14,911
Net income per common share:
Basic	$0.19	$0.27	$0.77	$0.90
Diluted	$0.19	$0.27	$0.77	$0.88
Weighted-average shares outstanding:
Basic	16,905,705	16,803,188	16,886,743	16,625,008
Diluted	16,986,794	16,953,093	16,998,313	16,861,667

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016
Cash flows from operating activities:
Net income	$13,074	$14,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,951	11,005
Amortization of loan origination costs	25	25
Closure costs	—	269
Stock-based compensation	2,102	1,624
Excess tax benefit from stock-based compensation	—	(3,158)
Loss on disposal of property and equipment	34	48
Amortization of deferred lease incentives	(1,853)	(1,548)
Deferred income taxes	2,668	4,458
Changes in operating assets and liabilities:
Accounts receivable	(354)	345
Inventories	137	(22)
Income tax receivable	1,662	(2,402)
Prepaid expenses and other current assets	(1,239)	(2,190)
Accounts payable	(1,607)	(1,732)
Accrued liabilities and deferred rent	805	5,427
Deferred lease incentives	5,922	5,632
Net cash provided by operating activities	34,327	32,692
Cash flows from investing activities:
Purchase of property and equipment	(29,977)	(31,290)
Purchase of other assets	(313)	(202)
Net cash used in investing activities	(30,290)	(31,492)
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	—	3,158
Proceeds from the exercise of stock options	161	1,379
Indirect repurchase of shares for minimum tax withholdings	(491)	(322)
Net cash (used in) provided by financing activities	(330)	4,215
Net increase in cash and cash equivalents	3,707	5,415
Cash and cash equivalents, beginning of period	13,694	8,529
Cash and cash equivalents, end of period	$17,401	$13,944

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$2,817	$2,357

Supplemental cash flow disclosures:
Cash paid for interest	$24	$25
Cash paid for income taxes	$553	$1,384

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of September 24, 2017, the Company operated 86 restaurants in 19 states.
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
2. Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than twelve months. This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.
We had operating leases with remaining rental payments of approximately $337.4 million as of December 25, 2016. The discounted minimum remaining rental payments will be the starting point for determining the assets and liabilities for the rights and obligations created by those leases. While the Company is still evaluating the guidance and its impact on its consolidated financial statements, we expect the adoption of this standard will have a significant impact on the Company’s consolidated balance sheet as it will recognize the right-of-use assets and liabilities for current operating leases. The Company does not expect the adoption of the guidance to have a material impact on the consolidated statement of cash flows, net income or overall liquidity.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, "Revenue with Contracts from Customers (Topic 606)." ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted only for interim and annual periods beginning after December 15, 2016. In regards to implementation, the Company is currently evaluating the guidance and it does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.
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
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to herein as "restricted stock units"). For the thirteen weeks ended September 24, 2017 and September 25, 2016, there were approximately 100,000 and 1,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the thirty-nine weeks ended September 24, 2017 and September 25, 2016, there were approximately 32,000 and 1,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
BASIC
Net income	$3,195	$4,599	$13,074	$14,911

Weighted-average common shares outstanding	16,905,705	16,803,188	16,886,743	16,625,008
Basic net income per common share	$0.19	$0.27	$0.77	$0.90

DILUTED
Net income	$3,195	$4,599	$13,074	$14,911

Weighted-average common shares outstanding	16,905,705	16,803,188	16,886,743	16,625,008
Dilutive effect of stock options and restricted stock units	81,089	149,905	111,570	236,659
Weighted-average of diluted shares	16,986,794	16,953,093	16,998,313	16,861,667
Diluted net income per common share	$0.19	$0.27	$0.77	$0.88

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of September 24, 2017, a total of 706,136 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying condensed consolidated income statements was approximately $747,000 and $565,000 for the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively, and $2,102,000 and $1,624,000 for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity related to stock options for the thirty-nine weeks ended September 24, 2017 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 25, 2016	316,027	$18.64
Exercised	(18,671)	8.66
Forfeited	(6,747)	28.91
Outstanding at September 24, 2017	290,609	$19.05	4.33	$1,394
Exercisable at September 24, 2017	264,871	$18.08	4.21	$1,394
The aggregate intrinsic value in the table above is obtained by subtracting the exercise price from the estimated fair value of the underlying common stock as of September 24, 2017 and multiplying this result by the related number of options outstanding and exercisable at September 24, 2017. The estimated fair value of the common stock as of September 24, 2017 used in the above calculation was $20.15 per share, the closing price of the Company’s common stock on September 22, 2017, the last trading day of the third quarter. The total intrinsic value of options exercised during the thirty-nine weeks ended September 24, 2017 was approximately $370,000. The fair value of options vested during the thirty-nine weeks ended September 24, 2017 was approximately $305,000.
There was approximately $133,000 of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of September 24, 2017. These costs will be recognized ratably over the next three years.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirty-nine weeks ended September 24, 2017 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 25, 2016	206,750	$31.57
Granted	126,034	28.02
Vested	(66,468)	32.14
Forfeited	(7,166)	30.37
Outstanding at September 24, 2017	259,150	$29.73	2.76
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 24, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $6.1 million, which is expected to be recognized ratably over the next five years.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of September 24, 2017 the Company had no borrowings under our Revolving Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at September 24, 2017 and December 25, 2016 are summarized as follows:

	September 24, 2017	December 25, 2016
Accrued compensation and related benefits	$6,395	$7,572
Other accruals	3,191	3,061
Sales and use tax	2,465	2,200
Property tax	1,696	1,191
Deferred gift card revenue	1,457	2,074
Accrued closure costs	1,398	1,659
Total accrued liabilities	$16,602	$17,757
7. Commitments and Contingencies
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
8. Subsequent events
Subsequent to September 24, 2017, the Company opened two new restaurants for a total of 88 restaurants, in 19 states.
Subsequent to the end of the third quarter, the Company’s Board of Directors approved a share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $30 million of its common shares outstanding through December 31, 2019. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time.

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of September 24, 2017, we operated 86 Chuy’s restaurants across 19 states.
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
As of September 24, 2017, we opened seven new restaurants year-to-date and we also opened two additional restaurant subsequent to September 24, 2017. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in average weekly customer trends as well as changes in average check. Our comparable restaurant base consisted of 67 and 58 restaurants at September 24, 2017 and September 25, 2016, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Total restaurants (at end of period)	86	77	86	77
Total comparable restaurants (at end of period)	67	58	67	58
Average comparable unit volumes (in thousands)	$1,107	$1,165	$3,413	$3,539
Change in comparable restaurant sales	(2.1)%	0.3%	(1.2)%	1.5%
Average check	$14.75	$14.48	$14.76	$14.49
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
Thirteen Weeks Ended September 24, 2017 Compared to Thirteen Weeks Ended September 25, 2016
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 24, 2017	% of Revenue	September 25, 2016	% of Revenue	$ Change	% Change
Revenue	$92,193	100.0%	$85,597	100.0%	$6,596	7.7%
Costs and expenses:
Cost of sales	24,659	26.7%	22,528	26.3%	2,131	9.5%
Labor	32,423	35.2%	28,469	33.3%	3,954	13.9%
Operating	13,201	14.3%	12,003	14.0%	1,198	10.0%
Occupancy	6,483	7.0%	5,695	6.7%	788	13.8%
General and administrative	4,814	5.2%	4,132	4.8%	682	16.5%
Marketing	699	0.9%	641	0.7%	58	9.0%
Restaurant pre-opening	1,244	1.3%	1,178	1.4%	66	5.6%
Closure costs	—	—%	390	0.4%	(390)	*
Depreciation and amortization	4,483	4.9%	3,821	4.5%	662	17.3%
Total costs and expenses	88,006	95.5%	78,857	92.1%	9,149	11.6%
Income from operations	4,187	4.5%	6,740	7.9%	(2,553)	(37.9)%
Interest expense, net	16	—%	16	—%	—	—%
Income before income taxes	4,171	4.5%	6,724	7.9%	(2,553)	(38.0)%
Income tax expense	976	1.0%	2,125	2.5%	(1,149)	(54.1)%
Net income	$3,195	3.5%	$4,599	5.4%	$(1,404)	(30.5)%

* Not meaningful
Revenue. Revenue increased $6.6 million, or 7.7%, to $92.2 million for the thirteen weeks ended September 24, 2017 from $85.6 million for the comparable period in 2016. This increase was primarily driven by $11.3 million in incremental revenue from an additional 136 operating weeks provided by 12 new restaurants opened during and subsequent to the thirteen weeks ended

September 25, 2016. This increase was partially offset by a $1.2 million decrease in revenue related to hurricanes Harvey and Irma, the loss of six operating weeks due to the closing of the Charlotte, NC location during the third quarter of 2016 and our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the restaurants transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales decreased 2.1% for the thirteen weeks ended September 24, 2017 compared to the thirteen weeks ended September 25, 2016. The decrease in comparable restaurant sales was primarily driven by a 3.7% decrease in average weekly customers, partially offset by a 1.6% increase in average check. Comparable restaurant sales were negatively impacted by 90 basis points related to hurricanes Harvey and Irma. Our total revenue mix attributed to bar sales was 18.4% during the thirteen weeks ended September 24, 2017 and during the comparable period in 2016.
Cost of Sales. Cost of sales as a percentage of revenue increased to 26.7% during the thirteen weeks ended September 24, 2017 from 26.3% during the comparable period in 2016, primarily as a result of increases in produce of approximately 40 basis points, chicken of approximately 40 basis points, and grocery costs of approximately 10 basis points, partially offset by decreases in beef of approximately 50 basis points.
Labor Costs. Labor costs as a percentage of revenue increased to 35.2% during the thirteen weeks ended September 24, 2017 from 33.3% during the comparable period in 2016, primarily due to new store labor inefficiencies, new store manager training, as a result of delayed new store openings, deleverage resulting from negative comparable restaurant sales, and hourly labor rate inflation of approximately 2.0%.
Operating Costs. Operating costs as a percentage of revenue increased to 14.3% during the thirteen weeks ended September 24, 2017 from 14.0% during the comparable period in 2016 primarily due to higher repairs and maintenance costs of approximately 10 basis points; higher insurance costs of approximately 10 basis points; higher credit card fees and delivery service charges of approximately 10 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.0% during the thirteen weeks ended September 24, 2017 from 6.7% during the comparable period in 2016, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets and reduced operating leverage on existing stores.
General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 16.5%, to $4.8 million for the thirteen weeks ended September 24, 2017 compared to the comparable period in 2016. This increase was primarily driven by a $0.5 million increase in management salaries and equity compensation due to additional headcount to support our growth, $0.1 million increase in rental, maintenance and utility costs as a result of our office space expansion, $0.1 million increase in professional fees as well as $0.1 million increase in various other costs. These increases were partially offset by a $0.1 million decrease in performance based bonuses.
Restaurant Pre-opening Costs. Restaurant pre-opening costs remained relatively flat at $1.2 million during the thirteen weeks ended September 24, 2017 compared to the same period in 2016. During the thirteen weeks ended September 24, 2017, we incurred pre-opening costs for two new restaurants and pre-opening costs for six more new restaurants that will open in the fourth quarter of 2017 or later. During the comparable period in 2016, we incurred pre-opening costs for three new restaurants and pre-opening costs for four new restaurants that opened in the fourth quarter of 2016 or later.
Impairment and closure costs. During the thirteen weeks ended September 25, 2016 we recorded $0.4 million of closure costs related to one restaurant that was closed and relocated. In the third quarter of 2017, we incurred losses and damages related to the hurricanes, including temporary closures of several restaurants, one of which is expected to remain closed until the middle of the fourth quarter of 2017. The losses incurred were fully offset by the recovery proceeds expected from our insurance. We estimate additional insurance proceeds relating to the hurricanes to result in a gain to be recorded in the fourth quarter of 2017.
Depreciation and Amortization. Depreciation and amortization costs increased $0.7 million to $4.5 million during the thirteen weeks ended September 24, 2017 from $3.8 million during the comparable period in 2016, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirteen weeks ended September 24, 2017 our effective tax rate decreased to approximately 23.4% from approximately 31.6% during the comparable period in 2016. The decrease in our effective tax rate is primarily related to an increase in employee tax credits in proportion to taxable income.
Net Income. As a result of the foregoing, net income decreased 30.5% to $3.2 million during the thirteen weeks ended September 24, 2017 from $4.6 million during the comparable period in 2016.

Thirty-Nine Weeks Ended September 24, 2017 Compared to Thirty-Nine Weeks Ended September 25, 2016
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirty-Nine Weeks Ended
	September 24, 2017	% of Revenue	September 25, 2016	% of Revenue	$ Change	% Change
Revenue	$273,570	100.0%	$251,560	100.0%	$22,010	8.7%
Costs and expenses:
Cost of sales	70,933	25.9%	64,923	25.8%	6,010	9.3%
Labor	93,855	34.3%	82,857	32.9%	10,998	13.3%
Operating	38,396	14.0%	34,593	13.7%	3,803	11.0%
Occupancy	18,928	6.9%	16,637	6.6%	2,291	13.8%
General and administrative	14,390	5.3%	13,535	5.4%	855	6.3%
Marketing	2,043	0.8%	1,916	0.8%	127	6.6%
Restaurant pre-opening	4,068	1.5%	4,145	1.6%	(77)	(1.9)%
Closure costs	—	—%	390	0.2%	(390)	*
Depreciation and amortization	12,951	4.7%	11,005	4.4%	1,946	17.7%
Total costs and expenses	255,564	93.4%	230,001	91.4%	25,563	11.1%
Income from operations	18,006	6.6%	21,559	8.6%	(3,553)	(16.5)%
Interest expense	48	—%	47	—%	1	2.1%
Income before income taxes	17,958	6.6%	21,512	8.6%	(3,554)	(16.5)%
Income tax expense	4,884	1.8%	6,601	2.7%	(1,717)	(26.0)%
Net income	$13,074	4.8%	$14,911	5.9%	$(1,837)	(12.3)%

* Not meaningful
Revenue. Revenue increased $22.0 million, or 8.7%, to $273.6 million for the thirty-nine weeks ended September 24, 2017 from $251.6 million for the comparable period in 2016. This increase was primarily driven by $33.9 million in incremental revenue from an additional 427 operating weeks provided by 19 new restaurants opened during and subsequent to the thirty-nine weeks ended September 25, 2016. These increases were partially offset by a $1.2 million decrease in revenue related to hurricanes Harvey and Irma, the loss of 32 operating weeks due to the closing of the Charlotte, NC location during the third quarter of 2016 and our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales decreased 1.2% for the thirty-nine weeks ended September 24, 2017 compared to the thirty-nine weeks ended September 25, 2016. The decrease in comparable restaurant sales was primarily driven by a 2.8% decrease in average weekly customers, partially offset by a 1.5% increase in average check. We estimate comparable restaurant sales were negatively impacted by 30 basis points related to hurricanes Harvey and Irma. Our total revenue mix attributed to bar sales was 18.7% during the thirty-nine weeks ended September 24, 2017 compared to 18.5% during the comparable period in 2016.
Cost of Sales. Cost of sales as a percentage of revenue increased to 25.9% during the thirty-nine weeks ended September 24, 2017 from 25.8% during the comparable period in 2016. This increase is primarily due to increases in chicken of approximately 30 basis points, dairy of approximately 20 basis points, produce of approximately 10 basis points and grocery costs of approximately 10 basis points, partially offset by decreases in beef of approximately 50 basis points.
Labor Costs. Labor costs as a percentage of revenue increased to 34.3% during the thirty-nine weeks ended September 24, 2017 from 32.9% during the comparable period in 2016, primarily due to new store labor inefficiencies, new store manager training, as a result of delayed new store openings, deleverage resulting from negative comparable restaurant sales and hourly labor rate inflation of approximately 2.6%.
Operating Costs. Operating costs as a percentage of revenue increased to 14.0% during the thirty-nine weeks ended September 24, 2017 from 13.7% during the comparable period in 2016, primarily due to increases in repairs and maintenance costs of approximately 10 basis points, utility costs of approximately 20 basis points, higher credit card fees and delivery service charges of approximately 10 basis points, offset by a decrease in supply costs of approximately 10 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.9% during the thirty-nine weeks ended September 24, 2017 from 6.6% during the comparable period in 2016, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets.

General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 6.3%, to $14.4 million for the thirty-nine weeks ended September 24, 2017 from $13.5 million during the comparable period in 2016. This increase was primarily driven by an increase in management salaries and equity compensation of $1.4 million due to additional headcount to support our growth, offset by a $1.0 million decrease in performance based bonuses as well as $0.3 million increase in rental, maintenance and utility costs as a result of our office space expansion and $0.1 million increase in professional fees.
Restaurant Pre-opening Costs. Restaurant pre-opening costs remained relatively flat at $4.1 million during the thirty-nine weeks ended September 24, 2017 compared to the same period in 2016. During the thirty-nine weeks ended September 24, 2017, we incurred pre-opening costs for seven new restaurants that opened and for six new restaurants that will open in the fourth quarter of 2017 or later. During the comparable period in 2016, we incurred pre-opening costs for nine new restaurants and pre-opening costs for four new restaurants that opened in the fourth quarter of 2016 or later.
Impairment and closure costs. During the thirty-nine weeks ended September 25, 2016 we recorded $0.4 million of closure costs related to one restaurant that was closed and relocated. In the third quarter of 2017, we incurred losses and damages related to the hurricanes, including temporary closures of several restaurants, one of which is expected to remain closed until the middle of the fourth quarter of 2017. The losses incurred were fully offset by the recovery proceeds expected from our insurance. We project additional insurance proceeds relating to the hurricanes to result in a gain be recorded in the fourth quarter of 2017.
Depreciation and Amortization. Depreciation and amortization costs increased $1.9 million to $13.0 million during the thirty-nine weeks ended September 24, 2017 from $11.0 million during the comparable period in 2016, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirty-nine weeks ended September 24, 2017 our effective tax rate decreased to 27.2% from 30.7% during the comparable period in 2016. The decrease in our effective tax rate is primarily related to an increase in employee tax credits in proportion to taxable income.
Net Income. As a result of the foregoing, net income decreased 12.3% to $13.1 million during the thirty-nine weeks ended September 24, 2017 from $14.9 million during the comparable period in 2016.
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

Subsequent to the end of the third quarter, the Company’s Board of Directors approved a share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $30 million of its common shares outstanding through December 31, 2019. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time.

Cash Flows for Thirty-Nine Weeks Ended September 24, 2017 and September 25, 2016
The following table summarizes the statement of cash flows for the thirty-nine weeks ended September 24, 2017 and September 25, 2016 (in thousands):

	Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016
Net cash provided by operating activities	$34,327	$32,692
Net cash used in investing activities	(30,290)	(31,492)
Net cash (used in) provided by financing activities	(330)	4,215
Net increase in cash and cash equivalents	3,707	5,415
Cash and cash equivalents at beginning of year	13,694	8,529
Cash and cash equivalents at end of period	$17,401	$13,944
Operating Activities. Net cash provided by operating activities increased $1.6 million to $34.3 million for the thirty-nine weeks ended September 24, 2017 from $32.7 million during the comparable period in 2016. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was primarily due to increases in non-cash reconciling items of $3.2 million and net increase in operating assets and liabilities, or working capital, of $0.3 million, partially offset by a decrease in net income of $1.8 million. The increase in non-cash items of $3.2 million was primarily due to a $3.2 million increase from excess tax benefits, $1.9 million increase related to depreciation and amortization, partially offset by a $1.8 million decrease related to deferred income taxes. The increase in working capital of $0.3 million was primarily due to $4.1 million increase in cash related income tax receivables, a $1.0 million increase in cash related to changes in prepaid expenses and other current assets, partially offset by a $4.6 million decrease in cash related to accrued liabilities and deferred rent.
Investing Activities. Net cash used in investing activities decreased $1.2 million to $30.3 million for the thirty-nine weeks ended September 24, 2017 from $31.5 million during the comparable period in 2016. The decrease was primarily due to the timing of our construction schedule and the related construction payments associated with our seven new restaurants that opened during the thirty-nine weeks ended September 24, 2017, as well as expenditures related to future restaurant openings, maintaining our existing restaurants and other projects.
Financing Activities. Net cash used by financing activities was $0.3 million for the thirty-nine weeks ended September 24, 2017 compared to $4.2 million provide by financing activities during the comparable period in 2016. Net cash used by financing activities during the thirty-nine weeks ended September 24, 2017 consisted of repurchases of our stock for tax payments of $0.5 million, partially offset by proceeds from option exercises of $0.2 million. Net cash provided by financing activities during the thirty-nine weeks ended September 25, 2016 consisted of excess tax benefits from stock-based compensation of $3.2 million and proceeds from option exercises of $1.4 million, partially offset by repurchases of our stock for tax payments of $0.3 million.
As of September 24, 2017, we lease six of our restaurant locations and our corporate offices from entities owned by our founders and one executive officer. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $1.9 million to $2.5 million (net of estimated tenant incentives of between zero and $1.0 million). In addition, we target approximately $400,000 to $450,000 per restaurant for restaurant pre-opening costs, however, pre-opening costs for 2017 will exceed this target due to delayed new store openings as a result of delayed construction as well as the impact of the hurricanes. We currently target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1 for our new restaurants.
For 2017, we currently estimate capital expenditure outlays will range between $36.0 million and $41.0 million, net of agreed upon tenant improvement allowances and excluding approximately $5.5 million to $5.9 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $4.1 million on pre-opening costs during the thirty-nine weeks ended September 24, 2017. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.5 million (net of estimated tenant improvement allowances) for the opening of 11 new restaurants and the reopening of one restaurant that was severely damaged by the hurricane as well as $6.6 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2017.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we generally operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital surplus of $1.7 million at September 24, 2017 compared to a deficit of $0.4 million at December 25, 2016.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of September 24, 2017 we had no outstanding indebtedness under our Revolving Credit Facility.
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
Off-Balance Sheet Arrangements
As of September 24, 2017, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including the effect on our existing restaurants when opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the impact of electing to take advantage of certain exemptions applicable to emerging growth companies;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax laws;

•	volatility in the price of our common stock;

•	the timing and amount of repurchases of our common stock, if any, changes to the Company’s expected liquidity position and the possibility that the repurchase program may be suspended or discontinued;

•	the impact of future sales of our common stock and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future; and

•	the conflicts of interest that may arise with some of our directors.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the three months ended September 24, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
June 26, 2017 through July 23, 2017	—	$—
July 24, 2017 through August 20, 2017	—	—
August 21, 2017 through September 24, 2017	507	20.76
Total	507	$20.76

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock units during the third quarter of 2017, we withheld a total of 507 shares that are included in the total number of shares purchased column above.

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
Date: November 3, 2017

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)