Form 10-K
period 2017-12-31
CHUY'S HOLDINGS, INC.
filed 2018-03-15
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        ☐        No        ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes        ☐        No        ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
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

As of June 23, 2017 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $364 million.
The number of shares of the registrant’s common stock outstanding at March 7, 2018 was 16,965,910.

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current views of our senior management with respect to future events and our financial performance. These statements include forward-looking statements with respect to our business and industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the success of our existing and new restaurants;

•	our ability to identify appropriate sites and develop and expand our operations;

•	our ability to manage our growth effectively;

•	we operate most of our restaurants under long-term leases which we would be obligated to perform even if we closed our restaurants;

•	we may not be able to renew leases;

•	changes in economic conditions;

•	damage to our reputation or lack of acceptance of our brand in existing or new markets;

•	our expansion into markets that we are unfamiliar with;

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

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including the effect on our existing restaurants when opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company, particularly as we are no longer an emerging growth company;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax laws;

•	volatility in the price of our common stock;

•	the timing and amount of repurchases of our common stock, if any, changes to the Company's expected liquidity position and the possibility that the repurchase may be suspended or discontinued;

•	the impact of future sales of our common stock and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future; and

•	the conflicts of interest that may arise with some of our directors.
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

Basis of Presentation
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2017 fiscal year consisted of 53 weeks and our 2016 and 2015 fiscal years each consisted of 52 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2017,” “fiscal 2017,” “fiscal year 2017” or similar references refer to the fiscal year ending December 31, 2017.

PART I
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's", “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.

ITEM 1.	BUSINESS
General
Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of December 31, 2017, we operated 91 Chuy’s restaurants across 19 states, with an average unit volume of $4.4 million for our 70 comparable restaurants for the twelve months ended December 31, 2017. Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex-Mex inspired dishes. We believe our employees are a cornerstone of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
Our core menu was established using recipes from family and friends of our founders, and has remained relatively unchanged over the years. We offer the same menu during lunch and dinner, which includes enchiladas, fajitas, rellenos, tacos, burritos, combination platters and daily specials, complemented by a variety of appetizers, soups and salads. Each of our restaurants also offers a variety of homemade sauces, including the signature Hatch green chile, Boom-Boom and creamy jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. Our menu offers considerable value to our customers, with our average check of $14.75 as of December 31, 2017, which we believe is on the lower end of our casual dining peer group. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the King's Punch, a made-to-order, hand-shaken rum cocktail served in our signature shaker. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 31, 2017, alcoholic beverages constituted 18.4% of our total restaurant sales.
We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, a “Nacho Car” that provides complimentary chips, salsa and chile con queso in the trunk of a classic car, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Including patio space, our restaurants range in size from 5,300 to 12,200 square feet, with seating for approximately 225 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allow us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 5,800 customers per location per week or 303,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.
Our Business Strengths
Over our 35-year operating history, we have developed and refined the following strengths:
Fresh, Authentic Mexican and Tex-Mex Inspired Cuisine. Our goal is to provide unique, authentic Mexican and Tex-Mex inspired food using only the freshest ingredients. We believe we serve authentic Mexican and Tex-Mex inspired food based on our recipes, ingredients, cooking techniques and food pairings, which originated from our founders’ friends and families from Mexico, New Mexico and Texas. Every day in each restaurant, we roast and hand pull whole bone-in chicken breasts, hand roll fresh tortillas, squeeze fresh lime juice and prepare fresh guacamole from whole avocados. In addition, we make all ten of our homemade sauces daily using high-quality ingredients. We believe this commitment to made-from-scratch, freshly prepared cooking results in great tasting, high-quality food, a sense of pride among our restaurant employees and loyalty among our customers. Some of our kitchen managers travel to Hatch, New Mexico every summer to hand-select batches of our green chiles. We believe our commitment to serving high-quality food is also evidenced by serving only Choice quality beef and fresh ingredients. We believe our servers and kitchen staff are highly proficient in executing the core menu and capable of satisfying large quantities of custom orders, as the majority of our orders are customized.

Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex-Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers, with our average check of $14.75 as of December 31, 2017, which we believe is on the lower end of our casual dining peer group. Through our training programs, we train our employees to make sure that each plate is prepared according to our presentation and recipe standards.
Although our core demographic is ages 21 to 44, we believe our restaurants appeal to a broad spectrum of customers and will continue to benefit from trends in consumers’ preferences. We believe consumers are craving bold, spicy and flavorful foods, like those featured in our core offering. Additionally, we believe our brand appeals to a wide demographic and will continue to benefit from the growing demand for fresh, authentic Mexican and Tex-Mex inspired food and a fun, festive dining experience. We believe we are also an attractive venue for families and other large parties, and consider some of our restaurants to be destination locations, drawing customers from as far as 30 miles away. We locate our restaurants in high-traffic locations to attract primarily local patrons with limited reliance on business travelers.
Upbeat Atmosphere Coupled with Irreverent Brand Helps Differentiate Concept. As stated in our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” each of our restaurants is uniquely designed. However, most share a few common elements—hand-carved, hand-painted wooden fish, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile, palm trees hand-crafted from scrap metal and a variety of colorful Mexican folk art. Much of this décor, including all of the wooden fish and painted tiles, is sourced from vendors in Mexican villages that have partnered with us for decades. Additionally, virtually all restaurants during weekday happy hours feature a complimentary self-serve “Nacho Car,” a hollowed-out, customized classic car trunk filled with fresh chips, salsa, chile con queso and more.
We believe these signature elements, combined with attentive service from our friendly and energetic employees create an upbeat ambience with a funky, eclectic and somewhat irreverent atmosphere. Our restaurants feature a fun mix of rock and roll rather than traditional Mexican-style music, which we believe helps to provide an energetic customer experience. We also believe that each restaurant reflects the character and history of its individual community. Many of our restaurants have added unique, local elements such as a special wall of photos featuring customers with their dogs. We believe this has allowed our customers to develop a strong sense of pride and ownership in their local Chuy’s.
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
In order to retain our unique culture as we grow, we invest significant time and capital into our training programs. We devote substantial resources to identifying, selecting and training our restaurant-level employees. We believe our focus on cultural training is a core aspect of our Company and reinforces our commitment to the Chuy’s brand identity. In conjunction with our training activities, we hold “Culture Clubs” 15 times or more per year, as a means to fully impart the Chuy’s story through personal appearances by our founders.
Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 31, 2017, our comparable restaurants generated average unit volumes of $4.4 million, with our highest volume comparable restaurant generating approximately $9.0 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $2.3 million. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $2.6 million to $3.6 million (net of estimated tenant incentives of between zero and $1.0 million). We currently target a cash-on-cash return beginning in the third operating year of approximately 30.0%, and a sales to investment ratio of 1.9:1.
Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. As of December 31, 2017 our senior management team has an average of approximately 33 years of restaurant experience and our 93 general managers have an average tenure at Chuy’s of approximately 6 years. In 2007, we hired our CEO and President, Steve Hislop. Mr. Hislop is the former President of O’Charley’s Restaurants, where he spent 19 years performing a variety of functions, including serving as Concept President and a member of the board of directors, and helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants during his tenure. Since Mr. Hislop’s arrival in 2007, we have accelerated our growth plan and opened 83 new restaurants, net of a relocation, as of March 7, 2018, and entered 18 new states.
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
We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. In 2015, we opened ten new restaurants, four in new markets and six backfilling existing markets. We opened twelve new restaurants in 2016, one in a new market and eleven backfilling existing markets. We opened eleven new restaurants in 2017, three in new markets and eight backfilling existing markets. Our restaurants opened since 2001 that have been in operations for more than three years have generated average cash-on-cash returns of more than 30.0% in the third year of operations. During 2018, we plan to open a total of eight to twelve restaurants for the year.
Deliver Consistent Comparable Restaurant Sales Through Providing High-Quality Food and Service. We believe we will be able to generate comparable restaurant sales growth by consistently providing an attractive price/value proposition for our customers with excellent service in an upbeat atmosphere. We remain focused on delivering freshly prepared, authentic, high-quality Mexican and Tex-Mex inspired cuisine at a considerable value to our customers. Though the core menu will remain unchanged, we will continue to explore potential additions as well as limited time food and drink offerings. Additionally, we will continue to promote our brand and drive traffic through local marketing efforts, social media and charity events such as the Chuy’s Children Giving to Children Parade, as well as our line of eclectic t-shirts.
We prioritize customer service in our restaurants, and will continue to invest significantly in ongoing training of our employees. In addition to our new manager training program and frequent “Culture Clubs,” 20 to 24 of our trainers are dispatched to open new restaurants and ensure a solid foundation of customer service, food preparation and our cultured environment. We believe these initiatives will help enhance customer satisfaction, minimize wait times and help us serve our customers more efficiently during peak periods, which we believe is particularly important at our restaurants that operate at or near capacity.
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
Real Estate
As of March 7, 2018, we leased 101 locations, of which 82 are free-standing restaurants and 19 are end-cap or in-line restaurants in Class A locations. Of these locations, ten are scheduled to open by the end of 2018. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Including patio space, our restaurants range in size from approximately 5,300 to 12,200 square feet, averaging approximately 8,600 square feet with seating capacity for approximately 225 to 400 customers. Since the beginning of 2008 through March 7, 2018, we have opened 83 new restaurants, net of a relocation. Since our inception in 1982, we have only moved three locations and closed three locations. In 2016, we closed and moved our Charlotte, North Carolina location, our first closure or relocation since 2004. All of our leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease terms of our leases are 10 or 15 years in length with two to three, five-year extension options. The initial terms of our leases currently expire between 2019 and 2039. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.

Site Selection Process
We have developed a targeted site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We are actively developing restaurants in both new and existing markets, and we will continue to expand in selected regions throughout the U.S. Our Director of Real Estate and Development works with a master broker who is responsible for identifying and working with local brokers to conduct preliminary research regarding possible development locations. This master broker also assists in site selection and market research. The preliminary research includes an analysis of traffic patterns, parking, access, demographic characteristics, population density, hotel occupancy, major employers, restaurant sales, level of affluence and current or expected co-retail and restaurant tenants. Our Director of Real and Estate Development and the master broker then present potential sites to our Vice President of Real Estate and Development. If our financial criteria for the site are satisfied, our Vice President and Directors of Operations and Chief Executive Officer visit the site and our management negotiates the lease. The key criteria we have for a site is that the population within a three mile radius of the restaurant has a high concentration of our target demographic, which is persons ages 21 to 44 and persons with median income ranges in excess of $60,000 per year that dine out frequently. We also prefer locations with high visibility, especially in a new market, and ample surface parking spaces.
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
Our new restaurants are either ground-up prototypes or conversions. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $2.6 million to $3.6 million (net of estimated tenant incentives of between zero and $1.0 million). The flexibility of our concepts has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 14 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.
The development and construction of our new sites is the responsibility of our real estate and development team. Several project managers are responsible for building the restaurants, and several staff members manage purchasing, budgeting, scheduling and other related administrative functions.
New Restaurant Development
We have opened 83 new locations, net of a relocation, since the beginning of 2008 through March 7, 2018 and our management believes we are well-positioned to continue this growth through our new restaurant pipeline, which includes locations currently under development. We maintain a commitment to capitalizing on opportunities and realizing efficiencies in our existing markets while also pursuing attractive locations in new markets. We seek to identify new markets in which we believe there is capacity for us to open multiple restaurants.
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
Sourcing and Supply
We rely on two regional distributors, Labatt Foodservice ("Labatt") in Texas, Oklahoma, Louisiana and Colorado, and Performance Food Group (“PFG”) in the rest of the United States, and various suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. Our distributors deliver supplies to each restaurant two to three times each week. Our distributor relationships with Labatt and PFG have been in place for approximately 15 and five years, respectively, and the distributors cover 41 and 50 locations, respectively, as of March 7, 2018. For our chicken products, we rely on two suppliers, one supplier for our Southeast locations and one supplier for Texas, Oklahoma, Louisiana and Colorado. For our green chiles, we contract to buy through two suppliers located in New Mexico. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Changes in the price or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
We are currently under contract with our principal non-alcoholic beverage providers through 2018 and intend to renew these contracts. Our ability to arrange national distribution of alcoholic beverages is restricted by state law; however, where possible, we negotiate directly with spirit companies and/or regional distributors. We also contract with a third-party provider to source our cooking oil.
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
Building Our Brand
We believe our restaurants appeal to a broad spectrum of customers due to our freshly-prepared food and beverage offerings, attentive service and festive dining experience. Our target demographic is persons ages 21 to 44 and persons with median income ranges in excess of $60,000 per year that dine out frequently. We aim to build our brand image and awareness while retaining local neighborhood relationships by increasing the frequency of visits by our current customers and attracting new customers. We primarily foster relationships with local schools, businesses, sports teams and neighborhood associations through hosting tasting events and partnering in and sponsoring local charity events. Our marketing strategy also focuses on generating significant brand awareness at new restaurant openings.
Local Brand Building
A key aspect of our local restaurant marketing/branding strategy is developing community relationships. Our restaurant managers are closely involved in developing and implementing the majority of our local restaurant marketing/branding programs.
Since our founding in 1982, Chuy’s success has stemmed from close personal relationships with our customers, employees and vendors. We believe the Chuy’s culture, which emphasizes fun and authenticity while fostering social responsibility and involvement in local communities, is one of our most valuable assets, and we are committed to preserving and continually investing in it.
We regularly hold a variety of community events. During the winter holidays, we sponsor the Chuy’s Children Giving to Children Parade, which collects toys for Operation Blue Santa in Austin, Texas. Operation Blue Santa gives gifts and holiday meals to families in need in Central Texas. We participate in and sponsor several community events across all of our locations, specifically focusing on helping children’s charities. For example, we participate in the Give Kids the World and Something mAAgic Foundation event in Orlando, Florida, the Youth for Tomorrow Golf Classic in Northern Virginia, and the Vanderbilt Children's Hospital River of Hope Radiothon in Nashville, Tennessee. To celebrate one of our signature ingredients, the Hatch green chile, we hold an annual Green Chile Festival in all of our restaurants during the August and September harvest, with special menu items featuring Hatch chiles and promotional give-aways.
New Restaurant Openings
We have developed a marketing/branding strategy that we use in connection with new restaurant openings to help build local brand recognition and create a “buzz.” In new markets, we generally host a pre-opening party called a “Redfish Rally” after our emblematic redfish for our social media fans, influencers from the local community and food bloggers experiencing Chuy’s for the first time.  During our “Redfish Rallies”, we serve our food and margaritas and give away free Chuy’s eclectic t-shirts. In addition to the “Redfish Rallies”, we employ a variety of pre-opening marketing initiatives such as issuing press releases, delivering free food to local businesses highlighting our defining differences, using social media channels, hosting a dog event to collect pictures for our “dog wall” and to collect money to benefit a local pet charity and food tasting through training lunches and dinners with local residents, media, community leaders and businesses.
We use the pre-opening period for our new restaurants as an opportunity to reach out to various media outlets as well as the local community. For our new and expanding markets, we retain local public relations partners to assist us with addressing the local market, establishing relationships with local charities, meeting local community leaders, identifying events for Chuy’s to be a part of and gaining brand recognition.

Social Media & E-Marketing
We have increased our social presence, which enables us to reach a significant number of people in a timely and targeted fashion at a fraction of the cost of traditional media. At a corporate level we utilize social media outlets such as Facebook, Twitter and Instagram to promote our brand. We have a local Facebook page for every restaurant location to engage with the community and enhance our local store marketing efforts. We also have an e-mail database for each location that allows us to send customers updates about events at their local Chuy’s.
Training and Employee Programs
We devote significant resources to identifying, selecting and training restaurant-level employees, with an approximately 20-week training program for all of our restaurant managers that includes an average of 11 weeks of restaurant training and eight to nine weeks of “cultural” training, in which managers observe our established restaurants’ operations and customer interactions. We typically have ten in-store trainers at each existing location who provide both front- and back-of-the-house training on site. We conduct comprehensive training programs for our management, hourly employees and corporate personnel. Our training program covers leadership, team building, food safety certification, alcohol safety programs, customer service philosophy training, sexual harassment training and other topics.
Our training process in connection with opening new restaurants has been refined over the course of our experience. Trainers oversee and conduct both service and kitchen training and are on site through the first two weeks of opening and remain on site for two to three additional weeks as needed and depending on unit volumes during the initial weeks. We have two front- and two back-of-the-house training coordinators, and these training coordinators remain on-site to manage the opening for approximately the same period as our other trainers. The lead and other trainers assist in opening new locations and lend support and introduce our standards and culture to the new team. We believe that hiring the best available team members and committing to their training helps keep retention high during the restaurant opening process.
Management Information Systems
We made significant improvements to our data processing and data security during fiscal year 2017. We completed the implementation of a new point-of-sale system ("POS"), which was rolled out to all of our restaurants during 2017. The goals of implementing a new POS system was to leverage our existing information technology infrastructure, to allow easy integrations from other business applications and provide for POS redundancy at the restaurants. POS processing at our restaurants includes payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. We use an enterprise back office software program in all of our locations. This program compiles our sales, accounts payable, payroll, inventory and purchasing information and communicates that information to our headquarters to provide visibility to restaurant level operations.
We accept credit cards as a method of payment at all of our restaurants. In an effort to provide the best security to our customers' credit card information, we implemented P2Pe solution, encryption platform, to ensure no credit card data is stored in our internal systems. This also included the installation of equipment that can also process smart payment cards, commonly referred to as EMV (Europay, Mastercard and Visa) for credit card processing. This implementation was performed by in-house and third party teams to ensure all equipment was installed in a manner consistent with Payment Card Industry Data Security Standard requirements and manufacturer recommendations. In addition, we deployed industry-leading switching and firewall protection at all company owned internet connections. This allowed us to increase our visibility into the use of our private network, and enhanced our ability to detect malicious or improper digital activity.
In 2018, we will implement an online ordering system which will allow us to expand our to-go sales. In addition we plan to invest in business intelligence technologies and data infrastructure, which will create efficiencies and simplification to our business operations.
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
For the twelve months ended December 31, 2017, 18.4% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. We are subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
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
We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans-fat, salt and allergen content.  Several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another and many of which may be superseded by the new federal regulations under the Patient Protection and Affordable Care Act of 2010 ("PPACA") which are scheduled to go into effect on May 7, 2018. The PPACA federal legislation requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. However, future regulatory action may result in changes to the federal nutritional disclosure requirements. For additional information, see “Risk Factors - Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.” While we believe our ability to adapt to consumer preferences is a strength of our concept, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.
There is also a potential for increased regulation of food in the United States, such as requirements to maintain a HACCP system. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have adopted legislation or implemented regulations which require restaurants to develop and implement HACCP Systems. Similarly, the United States Congress and the FDA continue to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act (the “FSMA”) was signed into law in January 2011 and significantly expanded FDA’s authority over food safety. Among other requirements, the FSMA granted the FDA with authority to proactively ensure the safety of the entire food system, including through new and additional hazard analysis, food safety planning, increased inspections, and permitting mandatory food recalls. Although restaurants are specifically exempted from some of the requirements outlined in the FSMA and not directly implicated by other requirements, we anticipate that some of the FSMA provisions and FDA’s implementation of the requirements may impact our industry. We cannot assure you that we will not have to expend additional time and resources to comply with new food safety requirements either required by the FSMA or future federal food safety regulation or legislation. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.
We are subject to a variety of federal and state environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2017, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.
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
Employees
As of December 31, 2017, we had approximately 9,000 employees, including 94 corporate management and staff personnel, 650 restaurant level managers and 8,200 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees.
Company Information
The Company was incorporated in Delaware in 2006. Our principal executive office is located at 1623 Toomey Road, Austin, Texas 78704 and our telephone number is 1-888-HEY-CHUY. Our website address is www.chuys.com. The information on our website is not incorporated by reference into this report.
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
Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of December 31, 2017, we operated 91 restaurants, of which 21 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
The success of our restaurants revolves principally around customer traffic and average check per customer and customer experience. Significant factors that might adversely affect the average customer traffic and average check include, without limitation:

•
uncertain or declining economic conditions, including housing market downturns, rising unemployment rates, lower disposable income, credit conditions, fuel prices and consumer confidence and other events or factors that adversely affect consumer spending in the markets we serve;

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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 to 91 restaurants as of December 31, 2017. We plan to open a total of eight to twelve restaurants for the year. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

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
If we fail to manage our growth effectively, it could harm our business.
Failure to manage our growth effectively could harm our business.  We have grown significantly since 2008 and intend to continue growing in the future.  Our objective is to grow our business and increase stockholder value by (1) expanding our base of company restaurants that are profitable and (2) increasing sales and profits at existing restaurants.  While both these methods of achieving our objective are important to us, historically the most significant means of achieving our objective has been through opening new restaurants and operating these restaurants on a profitable basis.  As we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will decline, which may make it increasingly difficult to achieve levels of sales and profitability growth that we have seen in the past.  In addition, our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel.  We also place a lot of importance on our culture, which we believe has been an important contributor to our success. As we grow, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business and operating results could be materially adversely impacted.
We occupy most of our restaurants under long-term non-cancelable leases for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms.
Many of our current leases are non-cancelable and typically have initial terms ranging from 10 to 15 years with two to three five-year extension options. The initial terms of our leases currently expire between 2019 and 2039. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments or otherwise perform under one of our leases after a restaurant closes or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.
The success of our restaurants depends in large part on leased locations. As demographic and economic patterns change, current locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenues in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost.
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
We may be adversely affected by news reports or other negative publicity regardless of their accuracy, regarding food quality issues, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other food service providers, or others across the food industry supply chain. The risks associated with such negative publicity cannot be completely eliminated or mitigated and may materially harm our results of operations and result in damage to our brand.
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
Further, the restaurant industry is subject to extensive state and local laws and regulations, which we may be unfamiliar with as we expand into new locations. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are also subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with those laws could adversely affect our business, financial condition and results of operation.

Approximately 38% of our restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.
As of December 31, 2017, we operated a total of 35 restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas, local labor issues, terrorist attacks, changes in energy prices, adverse weather conditions, hurricanes, droughts, fires or other natural or man-made disasters could have a material adverse effect on our business and operations.
We are susceptible to economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located.
Our financial performance is dependent on our restaurants located in Texas and the Southeastern and Midwestern United States. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates the overall economic crisis and most recently the decline in oil prices than other geographic areas. In addition, given our geographic concentrations, particularly in Texas, negative publicity regarding any of our restaurants in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local labor issues, terrorist attacks, changes in energy prices, adverse weather conditions, hurricanes, droughts, fires or other natural or man-made disasters. Adverse weather conditions may also impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on two regional distributors, Labatt in Texas, Oklahoma, Louisiana and Colorado and PFG in the rest of the United States, and various suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. For our chicken products, we rely on two suppliers, one supplier for our Texas, Oklahoma, Louisiana and Colorado locations and one for the rest of our locations. For our green chiles, each year we contract with a supplier to buy from a group of farmers in Hatch, New Mexico, which we have the right to select under our agreement. If and to the extent the farmers are unable or do not supply a sufficient amount of green chiles or if we need chiles out of season, we purchase the excess amount from several approved suppliers. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Any increase in distribution prices, increase in the prices charged by suppliers or failure to perform by these third-parties could cause our food costs to increase or us to experience short-term unavailability of certain products. Failure to identify an alternate source of supply for these items may result in significant cost increases and an inability to provide certain of the items on our menu. If these events occur, it may reduce the profitability of certain of our offerings and may cause us to increase our prices. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price, as a result of inflation or otherwise, or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customer’s demands, which could materially adversely affect our profitability and reputation.

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
We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases. Unfavorable fluctuations in market conditions, availability of insurance or changes in state and/or federal regulations could significantly increase our labor costs. We are subject to federal, state, and local laws governing employment practices and working conditions. These laws cover wage and hour practices, labor relations, paid and family leave, and workplace safety, among others. The myriad of laws and regulations being passed at the state and local level creates unique challenges as different standards apply to different locations, sometimes with conflicting requirements. We will continue to monitor and adapt our employment practices to comply with these various laws and regulations. In addition, we are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits which are more costly to defend. Also, some employment related claims in the area of wage and hour disputes are not insurable risks.
Significant increases in health care costs may continue to occur, and we can provide no assurance that we will be able to contain those costs.
In addition, many of our restaurant personnel are hourly workers subject to various minimum wage requirements or changes to tip credits. Mandated increases in minimum wage levels and changes to the tip credit, which are the amounts an employer is permitted to assume an employee receives in tips when calculating the employee’s hourly wage for minimum wage compliance purposes, have recently been and continue to be proposed and implemented at both federal and state government levels. For example, in Kentucky employers may not require employees to pool tips in order to share those tips with wait staff, bartenders and bussing staff. As a result, we may be required to pay our wait staff, bartenders and bussing staff in our Kentucky locations additional amounts to ensure they receive minimum wage. Continued minimum wage increases or changes to allowable tip credits may further increase our labor costs or effective tax rate.
Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees that unbeknown to us were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. Our financial performance could be materially harmed as a result of any of these factors.
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
Furthermore, our reliance on third-party food suppliers and distributors increases the risk that foodborne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used in our restaurants. If our guests become ill from foodborne illnesses, we could be forced to temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to a food recall. Any such results could adversely affect our brand and reputation as well as our business and results of operations.
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
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. The FDA finalized regulations to implement the nutritional menu labeling provisions of the PPACA. These final regulations will be effective in May 2018 and will establish a uniform, federal requirement for certain restaurants, including ours, to post nutritional information on their menus. We will be required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends and eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.
Multiple jurisdictions in which we operate have recently enacted new requirements that require us to adopt and implement a Hazard Analysis and Critical Control Points (“HACCP”) System for managing food safety and quality. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We expect to incur certain costs to comply with these regulations and these costs may be more than we anticipate. If we fail to comply with these laws or regulations or our HACCP system is unable to prevent an issue, our business could experience a material adverse effect.
Federal, state and local beer, liquor and food service regulations may have a significant adverse impact on our operations.
We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Bureau of Alcohol, Tobacco, Firearms and Explosives of the U.S. Department of Justice, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the sale of food or alcoholic beverages at certain locations. Any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. In addition, in certain states, including states where we have existing restaurants or where we plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenues. If we are unable to maintain our existing licenses, our customer patronage, revenues and results of operations could be adversely affected. Or, if we choose to open a restaurant in those states where the number of licenses available is limited, the cost of a new license could be significant.
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
During fiscal years 2015, 2016 and 2017 we opened ten, twelve and eleven restaurants, respectively. During 2018, we plan to open a total of eight to twelve restaurants for the year. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.
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
At December 31, 2017 we had no outstanding indebtedness under our Revolving Credit Facility.
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
Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, failures of significant financial institutions or other events could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged. Such measures could include deferring capital expenditures (including the opening of new restaurants) and reducing or eliminating other discretionary uses of cash.
We may be required to record asset impairment charges in the future.
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Deficient restaurant-level cash flow (defined as restaurant net income plus depreciation, gain and/or loss on assets and pre-opening expense) over the previous 24-month period in a stabilized location is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated undiscounted future cash flow expected to be generated by the restaurant. If the carrying amount of the restaurant exceeds estimated future cash flow, an impairment charge is recognized for the amount by which the asset’s carrying amount exceeds its fair value. As a result of the above-mentioned review process, we recognized a non-cash loss on asset impairment of $4.4 million related to three restaurants in fiscal 2015. We did not recognize an impairment charge during fiscal 2017 or 2016.

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
We also rely on trade secrets and proprietary know-how to protect our brand. Our methods of safeguarding this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality agreements with all of our team members or suppliers. Even with respect to the confidentiality agreements we have, we cannot assure you that those agreements will not be breached, that they will provide meaningful protection, or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets or proprietary know-how, the appeal of our restaurants could be reduced and our business could be harmed. In addition, if we default under our lease agreements at certain of our locations, our landlord at those locations, Young/Zapp GP, LLC (“Young/Zapp”) and its subsidiaries, may have the right to operate a Tex-Mex or Mexican food restaurant at that location using our recipes and our trade dress. If such default were to occur, the brand value of our recipes and our trade dress might suffer.
Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptions. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. Further, adverse publicity resulting from such an event may have a material adverse affect on us and our restaurants. Although we have employed both internal resources and external consultants to audit our systems, and test them for vulnerability, and we have implemented firewalls, data encryption and other security controls and intend to maintain and upgrade our security technology and operational procedures to prevent damage, breaches or other disruptions, these measures may not eliminate all risks.
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
We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, particularly after we are no longer an “emerging growth company,” which could adversely affect our business, operating results and financial condition.
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the Nasdaq Stock Market. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs. Further, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements.
At the end of fiscal 2017, we lost our status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBs Act"). As a result, we are no longer able to take advantage of certain exemptions from various reporting requirements. We expect that the loss of our "emerging growth company" status and compliance with the additional requirements will increase our legal and financial compliance costs and make some activities more time consuming and costly.
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
Federal, state and local tax laws may adversely impact our results of operations and financial position.
We are subject to federal, state and local taxes in the U.S. If the Internal Revenue Service (“IRS”) or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position. In addition, complying with new tax laws, rules or regulations could impact our financial condition, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results.
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
As of December 31, 2017, we have 706,101 shares of common stock reserved for issuance under the 2012 Omnibus Equity Incentive Plan. Additionally there were 274,110 shares of common stock issuable upon exercise of outstanding options, of which 248,745 of these options were fully vested.
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
Since we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their shares in order to realize a return on their investment. Other than the dividend paid in connection with entering into our old credit facility, which was terminated in connection with entering into our Revolving Credit Facility in November 2012, we have not declared or paid any dividends on our common stock. We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”
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
John Zapp, one of our founders, serves as Chairman of our board of directors. He could invest in entities that directly or indirectly compete with us. As a result of our relationship with John Zapp, when conflicts arise between his interests and the interests of our stockholders, he may not be disinterested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
As of March 7, 2018, we operated 91 Chuy’s restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	2
Arkansas	3
Colorado	2
Florida	8
Georgia	4
Illinois	2
Indiana	2
Louisiana	1
Kentucky	4
Kansas	1
Maryland	2
Missouri	1
North Carolina	4
Ohio	4
Oklahoma	3
South Carolina	1
Tennessee	6
Texas	35
Virginia	6
Total	91

As of March 7, 2018 we have also signed leases and are in development for 10 additional restaurants in New Tampa, Doral, Kendall and Miami, Florida; Orland Park, Illinois; Lakewood and Greenwood Village, Colorado; Houston, Texas; Overland Park, Kansas and Huntsville, Alabama. We lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. For additional information regarding our obligations under our leases, see Note 9 to our Consolidated Financial Statements.
All of our restaurant leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our restaurant leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease term is 10 or 15 years in length with two to three five-year extension options. The initial terms of our leases currently expire between 2019 and 2039. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704. We subleased additional office space from certain related parties to expand our corporate headquarters in fiscal year 2017.

ITEM 3.	LEGAL PROCEEDINGS
Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of December 31, 2017, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

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
Market Information
Our common shares are traded on the Nasdaq Global Select Market under the symbol “CHUY”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the Nasdaq Global Select Market:

	High	Low
Fourth Quarter of 2017 (September 25, 2017 – December 31, 2017)	$28.50	$28.00
Third Quarter of 2017 (June 26, 2017 – September 24, 2017)	$25.70	$18.00
Second Quarter of 2017 (March 27, 2017 – June 25, 2017)	$32.10	$21.59
First Quarter of 2017 (December 26, 2016 – March 26, 2017)	$33.60	$26.60
Fourth Quarter of 2016 (September 26, 2016 – December 25, 2016)	$35.30	$25.87
Third Quarter of 2016 (June 27, 2016 – September 25, 2016)	$37.78	$27.78
Second Quarter of 2016 (March 28, 2016 – June 26, 2016)	$35.94	$28.43
First Quarter of 2016 (December 28, 2015 – March 27, 2016)	$37.34	$27.00
On March 7, 2018, the closing price of our common stock on the Nasdaq Global Select Market was $27.40 per share.
Holders
As of March 7, 2018, there were approximately 8 holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy and Stock Repurchases
During the fiscal years ended December 31, 2017 and December 25, 2016 we did not declare or pay any dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation, growth of our business and, to the extent that our board of directors believes appropriate in light of market conditions, the repurchase of shares of our common stock pursuant to the board-approved share repurchase plan. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. In addition, in certain circumstances, our Revolving Credit Facility restricts our ability to pay dividends. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
On October 26, 2017, the Company's board of directors approved a share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $30 million of its common shares outstanding through December 31, 2019. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of December 31, 2017, we had $30.0 million yet to be repurchased under this plan.

Purchases of Equity Securities by the Issuer
The table below provides information with respect to our purchase of shares of our common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
September 25, 2017 - October 22, 2017	—	$—	—	$—
October 23, 2017 - November 19, 2017	217	23.4	—	30.0
November 20, 2017 - December 31, 2017	—	—	—	30.0
Total	217	$23.4	—

(1)	Includes shares that were surrendered to the Company to satisfy tax withholding obligations in connection with vesting of restricted stock units.

(2)
On November 2, 2017, we announced that our Board of Directors authorized us to repurchase an indeterminate number of our common stock through December 31, 2019 at an aggregate market value of up to $30.0 million.

Stock Performance Chart
The following graph compares the cumulative five-year stockholder return on our common stock relative to the Nasdaq Composite, the S&P 600 Restaurants Index and a peer group consisting of: Bloomin' Brands, Inc., Bravo Brio Restaurant Group, Brinker International, Inc., Buffalo Wild Wings, Inc., The Cheesecake Factory Incorporated, BJ's Restaurants, Inc., Famous Dave's of America, Inc., Red Robin Gourmet Burgers, Inc. and Texas Roadhouse, Inc. The peer group consists of companies which compete in the casual dining segment of the restaurant industry. The comparison assumes a $100 initial investment and the reinvestment of dividends. This graph is furnished and not filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the below stock performance graph is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

	12/30/2012	12/29/2013	12/28/2014	12/27/2015	12/25/2016	12/31/2017
Chuy's Holdings, Inc.	$100.00	$163.31	$86.89	$138.83	$146.90	$125.06
S&P 600 Restaurants	$100.00	$163.95	$205.81	$197.30	$234.29	$243.20
Peer Group (1)	$100.00	$157.43	$185.92	$163.18	$190.27	$185.54
NASDAQ Composite Index	$100.00	$140.41	$162.38	$170.54	$184.53	$233.20

(1) We believe a peer group performance provides a better comparison to the company's stock performance than the S&P 600 Restaurants Index because it consists of our direct competitors in the casual dining segment of the restaurant industry.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 31, 2017 are derived from our audited consolidated financial statements. Not all periods shown below are discussed in this Annual Report on Form 10-K. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Years Ended (1)
	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014	December 29, 2013
	(Amounts are shown in thousands, except per share amounts)
Consolidated Statements of Income:
Revenue	$369,589	$330,613	$287,062	$245,101	$204,361
Costs and Expenses:
Cost of sales	96,270	85,542	75,686	69,159	55,894
Labor	128,846	110,730	93,625	82,665	66,565
Operating	51,462	45,900	39,954	33,897	29,279
Occupancy	25,642	22,204	19,019	15,167	12,262
General and administrative	18,661	17,560	16,176	11,693	10,015
Secondary offering costs	—	—	—	—	925
Marketing	2,756	2,390	2,249	1,719	1,306
Restaurant pre-opening	6,233	5,348	4,417	4,539	3,883
Impairment and closure costs	—	1,517	4,360	—	—
Gain on insurance settlements	(1,362)	—	—	—	—
Depreciation and amortization	17,560	15,081	12,827	10,310	8,858
Total cost and expenses	346,068	306,272	268,313	229,149	188,987
Income from operations	23,521	24,341	18,749	15,952	15,374
Interest expense, net	65	63	110	124	109
Income before income taxes	23,456	24,278	18,639	15,828	15,265
Income tax (benefit) expense	(5,500)	7,034	5,743	4,337	4,196
Net income	$28,956	$17,244	$12,896	$11,491	$11,069
Per Share Data:
Basic net income per share	$1.71	$1.03	$0.78	$0.70	$0.68
Diluted net income per share	$1.70	$1.02	$0.77	$0.69	$0.66
Weighted average common stock outstanding
Basic	16,894,986	16,676,073	16,470,278	16,427,732	16,276,999
Diluted	17,003,233	16,887,882	16,739,387	16,709,471	16,677,387
Consolidated Balance Sheets Data:
Cash and cash equivalents	$8,785	$13,694	$8,529	$3,815	$5,323
Net working capital (deficit)	929	(417)	(7,785)	(4,823)	(4,849)
Total assets	271,967	240,728	201,448	179,212	151,162
Total debt	—	—	—	8,750	6,000
Total stockholders’ equity	$188,962	$157,065	$133,057	$118,188	$104,488

(1)
We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal year ended December 31, 2017 was comprised of 53 weeks and the other four fiscal years were comprised of 52 weeks.

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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of December 31, 2017, we operated 91 Chuy’s restaurants across 19 states.
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
We opened eleven restaurants in fiscal 2017. During 2018, we plan to open a total of eight to twelve restaurants for the year. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major new markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 70, 61 and 51 restaurants at December 31, 2017, December 25, 2016 and December 27, 2015, respectively.

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

The following table presents operating data for the periods indicated:

	Year Ended
	December 31, 2017		December 25, 2016	December 27, 2015
Total restaurants (at end of period)	91		80	69
Total comparable restaurants (at end of period)	70		61	51
Average unit volumes (in thousands)	$4,439	(1)	$4,581	$4,729
Change in comparable restaurant sales	(0.7)%	(1)	0.8%	3.1%
Average check	$14.75		$14.48	$14.23

(1)
We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. As a result, our comparable restaurant sales calculation above for 2017 is based on the comparable 52- week period.

Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2017 fiscal year consisted of 53 weeks, our 2016 and 2015 fiscal years each consisted of 52 weeks.
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
Results of Operations
53 Weeks Ended December 31, 2017 Compared to the 52 Weeks Ended December 25, 2016
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 31, 2017	% of Revenue	December 25, 2016	% of Revenue	Change	% Change
Revenue	$369,589	100.0%	$330,613	100.0%	$38,976	11.8%
Costs and expenses:
Cost of sales	96,270	26.0%	85,542	25.9%	10,728	12.5%
Labor	128,846	34.9%	110,730	33.5%	18,116	16.4%
Operating	51,462	13.9%	45,900	13.9%	5,562	12.1%
Occupancy	25,642	6.9%	22,204	6.7%	3,438	15.5%
General and administrative	18,661	5.0%	17,560	5.3%	1,101	6.3%
Marketing	2,756	0.7%	2,390	0.7%	366	15.3%
Restaurant pre-opening	6,233	1.7%	5,348	1.6%	885	16.5%
Impairment and closure costs	—	—%	1,517	0.5%	(1,517)	*
Gain on insurance settlements	(1,362)	(0.3)%	—	—%	(1,362)	*
Depreciation and amortization	17,560	4.8%	15,081	4.6%	2,479	16.4%
Total costs and expenses	346,068	93.6%	306,272	92.7%	39,796	13.0%
Income from operations	23,521	6.4%	24,341	7.3%	(820)	(3.4)%
Interest expense, net	65	0.1%	63	—%	2	3.2%
Income before income taxes	23,456	6.3%	24,278	7.3%	(822)	(3.4)%
Income tax (benefit) expense	(5,500)	(1.5)%	7,034	2.1%	(12,534)	(178.2)%
Net income	$28,956	7.8%	$17,244	5.2%	$11,712	67.9%

* Not meaningful
Revenue. Revenue increased $39.0 million, or 11.8%, to $369.6 million for the year ended December 31, 2017, as compared to $330.6 million for the year ended December 25, 2016. The Company's fiscal year 2017 included 53 weeks compared 52 weeks in fiscal year 2016. Revenue attributed to the extra operating week was $7.3 million. In addition to the extra operating week, the increase was primarily driven by $44.6 million in incremental revenue from an additional 567 operating weeks provided by 23 new restaurants opened during and subsequent to the year ended December 25, 2016. This increase was partially offset by a decrease in our comparable sales, a $1.9 million decrease during the second half of the fiscal year as a result of Hurricanes Harvey and Irma as well as revenue from our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue related to non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening. The honeymoon period refers to the weeks following a restaurant's initial opening, during which sales are typically higher than normal.
Comparable restaurant sales decreased 0.7% during the year for the 52-weeks ended December 24, 2017 compared to the same period in 2016. The decrease in comparable restaurant sales was primarily driven by a 2.3% decrease in average weekly customers, partially offset by a 1.6% increase in average weekly check. Our comparable restaurant sales and average weekly customers were negatively affected by the weather conditions and sporting events by approximately 40 basis points ("bps") and strategic cannibalization of approximately 40 bps from two Austin restaurants. This decrease was partially offset by about 20 bps as a result of an extra operating day in fiscal 2017 due to the Company’s restaurant closing schedule on Christmas Day in fiscal year 2016. Our total revenue mix attributed to bar sales increased to 18.4% during the year ended December 31, 2017 compared to 18.3% during the same period in 2016.
Cost of Sales. Cost of sales as a percentage of revenue increased to 26.0% during the year ended December 31, 2017, from 25.9% during the comparable period in 2016, primarily as a result of an increase in produce of approximately 20 bps, an increase in chicken of approximately 20 bps, increases in grocery and dairy costs of approximately 20 bps, partially offset by a decrease in beef costs of approximately 40 bps and a decrease in bar costs of approximately 10 bps.
Labor Costs. Labor costs as a percentage of revenue increased to 34.9% during the year ended December 31, 2017, from 33.5% during the comparable period in 2016, primarily due to new store labor inefficiencies, increased management labor as a result of delayed openings in new markets and hourly labor rate inflation of approximately 2.5%.
Operating Costs. Operating costs as a percentage of revenue remained relatively flat at 13.9% during the year ended December 31, 2017 compared to the same period in 2016. This remained flat because higher utilities and insurance costs of 30 bps and higher credit card and delivery charges of 5 bps were offset by hourly health care accrual adjustment of 30 bps and increased operating leverage due to an extra week in the current year.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.9% during the year ended December 31, 2017 from 6.7% during the comparable period in 2016, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets, partially offset by 10 bps increase in operating leverage due to an extra week in the current year.
General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 6.3%, to $18.7 million for the year ended December 31, 2017, as compared to $17.6 million during the comparable period in 2016. This increase was primarily driven by an increase in management salaries and equity compensation of $1.9 million due to additional headcount to support our growth, $0.3 million in additional rent expense driven by our corporate office expansion, $0.1 million of additional public company costs, and $0.3 million of various other miscellaneous administrative expenses, partially offset by a $1.5 million decrease in performance based bonuses.
Marketing Costs. Marketing costs as a percentage of revenue remained relatively flat at 0.7% during the year ended December 31, 2017 as compared to the same period in 2016.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased by $0.9 million, or 16.5%, to $6.2 million for the year ended December 31, 2017, as compared to $5.3 million during the comparable period in 2016. This increase is primarily due to timing of our development schedules and delayed openings in new markets in fiscal year 2017. During the year ended December 31, 2017 we incurred pre-opening costs for eleven new restaurants opened during 2017 as well as nine restaurants which will be opened during fiscal year 2018. During the year ended December 25, 2016 we incurred pre-opening costs for twelve new restaurants and four restaurants which opened in fiscal year 2017.
Impairment and closure costs. Closure costs were $1.5 million for the year ended December 25, 2016 related to the closure and relocation of one restaurant.
Gain on insurance settlements. During the third quarter of 2017, parts of Texas and the Southeast were struck by Hurricanes Harvey and Irma. As a result of the hurricanes, the Company incurred operating losses as well as property damage. The property damage was mainly related to a restaurant in the Houston region which was closed through the middle of the fourth quarter of 2017 and required a complete reconstruction. Most operating losses were offset by the recovery proceeds from our insurance in the same period they were incurred. The insurance settlements related to the property losses were resulted in a gain of $1.4 million recorded in the fourth quarter of 2017.
Depreciation and Amortization. Depreciation and amortization costs increased $2.5 million to $17.6 million for the year ended December 31, 2017, as compared to $15.1 million during the comparable period in 2016, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. Our effective income tax benefit rate is 23.4% for the year ended December 31, 2017 as compared to the effective income tax expense rate of 29.0% during the comparable period in 2016. The decrease in our effective tax rate is primarily related to a non-recurring deferred tax balance revaluation adjustment of $11.7 million recorded in the fourth quarter of 2017 as a result of a decrease in federal statutory tax rate from 35% to 21% effective January 1, 2018. Excluding the impact of the revaluation adjustment, our effective tax rate for fiscal year 2017 was 26.4% as compared to 29.0% for the comparable period in 2016. Our effective tax rate was impacted by several other favorable discrete tax items during the fiscal year 2017 as compared to fiscal year 2016. The effective tax rates differ from the statutory rates primarily due to wage and employment tax related credits, non-deductible expenses, and discrete items.

Net Income. As a result of the foregoing, net income increased by $11.7 million to $28.9 million for the year ended December 31, 2017 as compared to $17.2 million during the comparable period in 2016.
52 Weeks Ended December 25, 2016 Compared to the 52 Weeks Ended December 27, 2015
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 25, 2016	% of Revenue	December 27, 2015	% of Revenue	Change	% Change
Revenue	$330,613	100.0%	$287,062	100.0%	$43,551	15.2%
Costs and expenses:
Cost of sales	85,542	25.9%	75,686	26.4%	9,856	13.0%
Labor	110,730	33.5%	93,625	32.6%	17,105	18.3%
Operating	45,900	13.9%	39,954	13.9%	5,946	14.9%
Occupancy	22,204	6.7%	19,019	6.6%	3,185	16.7%
General and administrative	17,560	5.3%	16,176	5.6%	1,384	8.6%
Marketing	2,390	0.7%	2,249	0.8%	141	6.3%
Restaurant pre-opening	5,348	1.6%	4,417	1.5%	931	21.1%
Impairment and closure costs	1,517	0.5%	4,360	1.6%	(2,843)	(65.2)%
Depreciation and amortization	15,081	4.6%	12,827	4.5%	2,254	17.6%
Total costs and expenses	306,272	92.7%	268,313	93.5%	37,959	14.1%
Income from operations	24,341	7.3%	18,749	6.5%	5,592	29.8%
Interest expense	63	—%	110	—%	(47)	(42.7)%
Income before income taxes	24,278	7.3%	18,639	6.5%	5,639	30.3%
Income tax expense	7,034	2.1%	5,743	2.0%	1,291	22.5%
Net income	$17,244	5.2%	$12,896	4.5%	$4,348	33.7%
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
Comparable restaurant sales increased 0.8% during the year ended December 25, 2016 compared to the same period in 2015. The increase in comparable restaurant sales was driven primarily by a 1.5% increase in average check, offset by a 0.7% decrease in average weekly customers. Our comparable restaurant sales and average weekly customers were negatively affected by approximately 20 to 40 bps during fiscal 2016 primarily due to unfavorable weather and Christmas shifting from Friday to Sunday. Our revenue mix attributed to bar sales increased to 18.3% during the year ended December 25, 2016 compared to 18.2% during the same period in 2015.
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
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our Revolving Credit Facility, which we entered into on November 30, 2012 and amended on October 30, 2015. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt, if any. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for at least the next twelve months.
Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements for our restaurants. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We have entered into operating leases with certain related parties with respect to six of our restaurants and our corporate headquarters. In 2017, we also subleased additional office space from certain related parties to expand our corporate headquarters.
On October 26, 2017, the Company's board of directors approved a share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $30.0 million of its common shares outstanding through December 31, 2019. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of December 31, 2017, we have $30.0 million yet to be repurchased under this plan.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors.”

Cash Flows for the Years Ended December 31, 2017, December 25, 2016 and December 27, 2015
The following table summarizes the statements of cash flows for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 (in thousands):

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Net cash provided by operating activities	$44,382	$42,638	$45,393
Net cash used in investing activities	(49,134)	(41,885)	(32,000)
Net cash (used in) provided by financing activities	(157)	4,412	(8,679)
Net (decrease) increase in cash and cash equivalents	(4,909)	5,165	4,714
Cash and cash equivalents at beginning of year	13,694	8,529	3,815
Cash and cash equivalents at end of period	$8,785	$13,694	$8,529
Operating Activities. Net cash provided by operating activities increased $1.8 million to $44.4 million for the year ended December 31, 2017, from $42.6 million during the same period in 2016. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the year ended December 31, 2017 compared to the same period in 2016 was primarily due to an increase in net income of $11.7 million, partially offset by a decrease in non-cash reconciling items of $6.1 million and decreases in cash flow from operating assets and liabilities of $3.8 million. The decrease in non-cash items of $6.1 million was primarily due to a $10.8 million decrease in deferred taxes mainly related to H.R.1, commonly referred to as the Tax Cuts and Jobs Act, and a $1.4 million decrease in impairment and closure costs, partially offset by $3.3 million increase from excess tax benefits, $2.5 million increase related to depreciation and amortization and an increase of $0.3 million in other changes. The decrease in working capital of $3.8 million was primarily due to net changes in accounts receivable, accounts payable, accrued liabilities and deferred lease incentives of $7.9 million, of which $1.3 million relates to an insurance receivable recorded in the fourth quarter of 2017, partially offset by net changes in income tax receivables, prepaid expenses and other current assets as well as inventories of $4.1 million.
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
Investing Activities. Net cash used in investing activities increased $7.2 million to $49.1 million for the year ended December 31, 2017, from $41.9 million for the year ended 2016. This increase was mainly the result of the timing of our construction schedule and the related payments associated with the construction of our eleven new restaurants that opened during the year ended December 31, 2017, as well as expenditures related to the reconstruction of one restaurant that was severely damaged by Hurricane Harvey and eight additional unopened restaurants under construction at December 31, 2017 as compared to twelve new restaurants opened and four additional restaurants under construction during the comparable period in 2016. This increase was partially offset by $0.5 million of insurance proceeds from property claims.
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
Financing Activities. Net cash used in financing activities was $0.2 million for the year ended December 31, 2017 as compared to $4.4 million provided by financing activities during the same period in 2016. The decrease in net cash provided by financing activities was primarily the result of $3.3 million decrease in excess tax benefits, $0.2 million decrease in indirect repurchases of shares and $1.1 million decrease in proceeds from the exercise of stock options during the year ended December 31, 2017.

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
As of December 31, 2017, we leased six of our restaurant locations and our corporate office from entities owned by our founders and one of our executive officers. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $2.6 million to $3.6 million (net of estimated tenant incentives of between zero and $1.0 million). In addition, we expect to spend approximately $400,000 to $475,000 per restaurant for restaurant pre-opening costs. We currently target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1 for our new restaurants.
For 2018, we currently estimate capital expenditure outlays will range between $30.0 million and $40.0 million, net of agreed upon tenant improvement allowances and excluding approximately $3.7 million to $5.5 million of restaurant pre-opening costs for new restaurants that are not capitalized. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.9 million (net of estimated tenant improvement allowances) each for the opening of 8 to 12 new restaurants as well as $8.7 million to maintain and remodel our existing restaurants, expand our corporate office and for other general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2018.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital surplus of $0.9 million at December 31, 2017, compared to a deficit of $0.4 million at December 25, 2016.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of December 31, 2017 we had no outstanding indebtedness under our Revolving Credit Facility.
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
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon our election, of (i) the base rate (which is the highest of prime rate, federal funds rate plus 0.5% or one month LIBOR plus 1%), or (ii) LIBOR, plus, in either case, an applicable margin based on our consolidated total lease adjusted leverage ratio (as defined in the Revolving Credit Facility agreement). Our Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on our consolidated total lease adjusted leverage ratio. In addition, the revolving line of credit requires compliance with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-

financial covenants as well as places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio does not exceed 3.50 to 1.00.
As of December 31, 2017, we were in compliance with all covenants under our Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.
Contractual Obligations
The following table summarizes contractual obligations at December 31, 2017 (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Long-Term Debt Obligations (1)	$88	$31	$57	$—	$—
Operating Lease Obligations (2)	404,691	23,834	48,886	48,465	283,506
Purchase Obligations (3)	29,056	28,515	541	—	—
Total	$433,835	$52,380	$49,484	$48,465	$283,506

(1)
Reflects fees on unused revolver commitments under our Revolving Credit Facility. As of December 31, 2017, no indebtedness was outstanding. All amounts under our Revolving Credit Facility are due October 30, 2020.

(2)
Reflects the aggregate minimum lease payments for our restaurant operations and corporate office. Operating lease obligations excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales.

(3)	Includes contractual purchase commitments for the purchase of goods related to restaurant operations and commitments for construction of new restaurants.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2017, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Leases and Leasehold Improvements. We lease land, buildings and/or certain equipment for the majority of our restaurants under noncancelable lease agreements. Our land and building leases typically have initial terms ranging from 10 to 15 years, and certain renewal options for two or more five-year periods. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.
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
We regularly review restaurant-level cash flow over the previous 24-month period to determine if potential impairment indicators exist and if further testing is warranted. In such situations, we evaluate future undiscounted cash flow projections in conjunction with qualitative factors and future operating plans. Our impairment assessment process requires the use of estimates and assumptions regarding future undiscounted cash flows and operating outcomes, which are based upon a significant degree of management’s judgment. In performing our impairment testing, we forecast our future undiscounted cash flows by looking at recent restaurant level performance, restaurant level operating plans, sales trends, and cost trends for cost of sales, labor and operating expenses. We believe that this combination of information gives us a fair benchmark to estimate future undiscounted cash flows. We compare this cash flow forecast to the carrying value of the restaurant. Based on this analysis, if we believe the carrying amount of the assets are not recoverable, an impairment charge is recognized based upon the amount by which the long-lived assets carrying value exceeds fair value. As a result of the above mentioned review process, we recognized a $4.4 million non-cash loss on asset impairment related to three restaurants in fiscal 2015. We did not recognize an impairment charge during fiscal 2017 and 2016.
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
For goodwill, the Company performs tests to assess potential impairments on the first day of the fourth quarter or during the year if an event or other circumstance indicates that goodwill may be impaired. The first step of the goodwill quantitative impairment test compares the implied estimated fair value of the reporting unit to the carrying amount, including goodwill. The Company considers all of its stores in total as one reporting unit. If the estimated fair value of the reporting unit is less than the carrying amount, then it is more likely than not that a goodwill impairment exits and a second step must be completed in order to determine the amount of the goodwill impairment. In the second step, the implied fair value of the goodwill is determined by allocating fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. Our analysis indicated that no impairments of goodwill or indefinite-lived intangibles occurred during fiscal 2017, 2016 or 2015.
Similarly, for the impairment evaluation for indefinite life intangible assets, which includes our trade names, we first perform a quantitative assessment to determine whether the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.
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
Many of our restaurant staff members are paid hourly rates related to the federal minimum wage. Labor costs related to hourly wages have been impacted by and will continue to be impacted by mandated increases in minimum wage rates at the federal, state and local levels. Certain operating costs, such as taxes, insurance and other outside services increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in an annualized change to our interest expense of approximately $2,500 per every million dollars borrowed. As of December 31, 2017, we had no borrowings under our Revolving Credit Facility.
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
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
RSM US LLP, the Company's independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K, and has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chuy’s Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Chuy’s Holdings, Inc. and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and December 25, 2016, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Dallas, Texas
March 15, 2018

ITEM 9B.	OTHER INFORMATION
None

PART III
The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are incorporated by reference) by an amendment hereto that will contain such information.

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

10.4*	Form of Restricted Stock Unit Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on form 10-K, filed on March 11, 2014)
10.5*
Form of Restricted Stock Unit Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed on March 12, 2015)

10.6*	Form of Option Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 8, 2015)
10.7*
Chuy’s Holdings, Inc. Amended and Restated 2006 Stock Option Plan (incorporated by reference to Exhibit 10.37 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-176097), filed on May 17, 2012)

10.8*	Chuy’s Holdings, Inc. 2006 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.9*
Form of Stock Option Award Agreement (2006 Stock Option Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)

10.10*
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.11
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

10.14*
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

10.25	Sublease Agreement, dated December 1, 2016, between Young Zapp Graceland, Ltd. and Chuy’s Opco, Inc.
10.26	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.27*
Employment Agreement, dated November 16, 2011, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steven J. Hislop (incorporated by reference to Exhibit 10.31 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 17, 2011)

10.28*
Employment Agreement, dated November 16, 2011, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon W. Howie (incorporated by reference to Exhibit 10.32 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 17, 2011)

10.29*
Form of Employment Agreement, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and certain employees (incorporated by reference to Exhibit 10.33 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-176097), filed on November 17, 2011)

10.30*
Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.31
Credit Agreement, dated November 30, 2012, by and among Chuy’s Holdings, Inc., as borrower, the subsidiaries of Chuy’s Holdings, Inc., as guarantors, and Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012)

10.32
First Amendment to the Credit Agreement, dated October 30, 2015, by and among Chuy’s Holdings, Inc., as borrower, the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 3, 2015)

21.1+	Subsidiaries of Chuy’s Holdings, Inc.
23.1+	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 15, 2018	CHUY’S HOLDINGS, INC.

		By:	/s/ STEVEN J. HISLOP
Steven J. Hislop
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVE HISLOP
Steve Hislop	Director, President and Chief Executive Officer (principal executive officer)	3/15/2018
/s/ JON HOWIE
Jon Howie	Vice President and Chief Financial Officer (principal financial and accounting officer)	3/15/2018
/s/ JOHN ZAPP
John Zapp	Chairman of the Board, Director	3/15/2018
/s/ STARLETTE JOHNSON
Starlette Johnson	Director	3/15/2018
/s/ SAED MOHSENI
Saed Mohseni	Director	3/15/2018
/s/ RANDALL DEWITT
Randall DeWitt	Director	3/15/2018
/s/ IRA ZECHER
Ira Zecher	Director	3/15/2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Chuy's Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2017 and December 25, 2016, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Dallas, Texas
March 15, 2018

CHUY’S HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2017	December 25, 2016
Assets
Current assets:
Cash and cash equivalents	$8,785	$13,694
Accounts receivable	2,696	1,132
Lease incentives receivable	6,351	4,022
Inventories	1,605	1,451
Income tax receivable	1,225	2,183
Prepaid expenses and other current assets	5,924	5,207
Total current assets	26,586	27,689
Property and equipment, net	197,255	165,150
Other assets and intangible assets, net	2,157	1,920
Trade name	21,900	21,900
Goodwill	24,069	24,069
Total assets	$271,967	$240,728
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,396	$8,014
Accrued liabilities	16,488	17,757
Deferred lease incentives	2,773	2,335
Total current liabilities	25,657	28,106
Deferred tax liability, net	6,438	13,769
Accrued deferred rent	11,764	9,169
Deferred lease incentives, less current portion	39,146	32,619
Total liabilities	83,005	83,663

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,923,741 shares issued and outstanding at December 31, 2017 and 16,839,348 shares issued and outstanding at December 25, 2016	169	168
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 31, 2017 and December 25, 2016	—	—
Paid-in capital	100,140	97,200
Retained earnings	88,653	59,697
Total stockholders’ equity	188,962	157,065
Total liabilities and stockholders’ equity	$271,967	$240,728

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Revenue	$369,589	$330,613	$287,062
Costs and expenses:
Cost of sales	96,270	85,542	75,686
Labor	128,846	110,730	93,625
Operating	51,462	45,900	39,954
Occupancy	25,642	22,204	19,019
General and administrative	18,661	17,560	16,176
Marketing	2,756	2,390	2,249
Restaurant pre-opening	6,233	5,348	4,417
Impairment and closure costs	—	1,517	4,360
Gain on insurance settlements	(1,362)	—	—
Depreciation and amortization	17,560	15,081	12,827
Total costs and expenses	346,068	306,272	268,313
Income from operations	23,521	24,341	18,749
Interest expense, net	65	63	110
Income before income taxes	23,456	24,278	18,639
Income tax (benefit) expense	(5,500)	7,034	5,743
Net income	$28,956	$17,244	$12,896
Net income per common share:
Basic	$1.71	$1.03	$0.78
Diluted	$1.70	$1.02	$0.77
Weighted-average shares outstanding:
Basic	16,894,986	16,676,073	16,470,278
Diluted	17,003,233	16,887,882	16,739,387

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 31, 2017, December 25, 2016 and December 27, 2015
(In thousands, except share and per share data)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 28, 2014	16,440,906	$164	$88,467	$29,557	$118,188
Stock-based compensation	—	—	1,832	—	1,832
Proceeds from exercise of stock options	28,520	1	163	—	164
Excess tax benefit from stock-based compensation	—	—	34	—	34
Settlement of restricted stock units	23,590	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(2,416)	—	(57)	—	(57)
Net Income	—	—	—	12,896	12,896
Balance, December 27, 2015	16,490,600	165	90,439	42,453	133,057
Stock-based compensation	—	—	2,352	—	2,352
Proceeds from exercise of stock options	312,165	3	1,468	—	1,471
Excess tax benefit from stock-based compensation	—	—	3,265	—	3,265
Settlement of restricted stock units	46,004	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(9,421)	—	(324)	—	(324)
Net Income	—	—	—	17,244	17,244
Balance, December 25, 2016	16,839,348	168	97,200	59,697	157,065
Stock-based compensation	—	—	3,098	—	3,098
Proceeds from exercise of stock options	35,170	—	340	—	340
Settlement of restricted stock units	67,198	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(17,975)	—	(497)	—	(497)
Net Income	—	—	—	28,956	28,956
Balance, December 31, 2017	16,923,741	$169	$100,140	$88,653	$188,962

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Cash flows from operating activities:
Net income	$28,956	$17,244	$12,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,560	15,081	12,827
Amortization of loan origination costs	34	33	43
Impairment and closure costs	—	1,367	4,360
Stock-based compensation	2,880	2,193	1,718
Excess tax benefit from stock-based compensation	—	(3,265)	(34)
Gain on insurance related to property and equipment	(61)	—	—
Loss on disposal of property and equipment	107	43	108
Amortization of deferred lease incentives	(2,517)	(2,125)	(1,684)
Deferred income taxes	(7,331)	3,488	3,074
Changes in operating assets and liabilities:
Accounts receivable	(1,564)	(14)	(196)
Inventories	(154)	(265)	(268)
Income tax receivable	958	(1,196)	(1,362)
Prepaid expenses and other current assets	(717)	(2,574)	448
Accounts payable	(2,248)	(1,471)	(1,708)
Accrued liabilities and deferred rent	1,326	5,975	7,529
Deferred lease incentives	7,153	8,124	7,642
Net cash provided by operating activities	44,382	42,638	45,393
Cash flows from investing activities:
Purchase of property and equipment, net	(49,185)	(41,566)	(31,628)
Insurance proceeds from property claims	501	—	—
Purchase of other assets	(450)	(319)	(372)
Net cash used in investing activities	(49,134)	(41,885)	(32,000)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	2,000	1,000
Payments under revolving line of credit	—	(2,000)	(9,750)
Loan origination costs	—	—	(70)
Excess tax benefit from stock-based compensation	—	3,265	34
Proceeds from the exercise of stock options	340	1,471	164
Indirect repurchase of shares for minimum tax withholdings	(497)	(324)	(57)
Net cash (used in) provided by financing activities	(157)	4,412	(8,679)
Net (decrease) increase in cash and cash equivalents	(4,909)	5,165	4,714
Cash and cash equivalents, beginning of period	13,694	8,529	3,815
Cash and cash equivalents, end of period	$8,785	$13,694	$8,529

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$630	$2,191	$3,081

Supplemental cash flow disclosures:
Cash paid for interest	$39	$33	$95
Cash paid for income taxes	$908	$1,385	$4,091

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

1. Description of Business
Chuy’s Holdings, Inc., a Delaware corporation (the “Company”), through its subsidiaries owns and operates restaurants in Texas and 19 states in the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company had 91, 80, and 69 restaurants, as of December 31, 2017, December 25, 2016, and December 27, 2015, respectively.
Chuy’s was founded in Austin, Texas in 1982 and prior to 2006, operated as Chuy’s Comida Deluxe, Inc. (“Chuy’s”). The Company was incorporated in November 2006.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
Fiscal Year
The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal year ended December 31, 2017 consisted of 53 weeks and fiscal years ended December 25, 2016 and December 27, 2015 each consisted of 52 weeks.
Accounting Estimates
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from estimates.
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
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset, which ranges from three to seven years. Expenditures for major additions and improvements are capitalized. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term, including option periods that are reasonably assured of renewal, or the estimated useful life of the asset, which ranges from five to 20 years.
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
Goodwill
Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs tests to assess potential impairments on the first day of the fourth quarter or during the year if an event or other circumstance indicates that goodwill may be impaired. The first step of the goodwill quantitative impairment test compares the implied estimated fair value of the reporting unit to the carrying amount, including goodwill. The Company considers all of its stores in total as one reporting unit. If the estimated fair value of the reporting unit is less than the carrying amount, then it is more likely than not that a goodwill impairment exits and a second step must be completed in order to determine the amount of the goodwill impairment. In the second step, the implied fair value of the goodwill is determined by allocating fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. No goodwill impairment charges were recognized during 2017, 2016, or 2015.
Indefinite Life Intangibles
Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized because there is no foreseeable limit to the cash flows generated by the intangible asset, and have no legal, contractual, regulatory, economic or competitive limiting factors.
The annual impairment evaluation for indefinite life intangible assets includes a quantitative assessment to determine whether the fair value of the indefinite life intangible assets is less than their carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. No indefinite life intangible impairment charges were recognized during 2017, 2016, or 2015.
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
As a result of the above mentioned review process, the Company recognized a $4.4 million non-cash loss on asset impairment as a result of the performance related to three restaurants in fiscal 2015. The Company did not recognize an impairment charge during fiscal 2017 and 2016.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 31, 2017 and December 25, 2016 approximate their fair value due to the short-term maturities of these financial instruments.
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
Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue upon redemption by the customer. Breakage is recognized on unredeemed gift cards based upon historical redemption patterns when the Company determines the likelihood of redemption of the gift card by the customer is remote. We recorded $0.3 million of gift card breakage in the fiscal year 2017. Gift card breakage in previous periods presented was immaterial.
Marketing
The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed on the expected timing of those events. Marketing expense was $2.8 million, $2.4 million, and $2.2 million for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.
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
Stock-Based Compensation
The Company maintains an equity incentive plan under which it allows the Company's board of directors to grant stock options, restricted stock units, and other equity-based awards to directors, officers, and key employees of the Company. The plans provide for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The Company recognizes stock-based compensation in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 ("Topic 718"). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.

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
Leases
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than twelve months. This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.
We had operating leases with remaining rental payments of $404.7 million as of December 31, 2017. The discounted minimum remaining rental payments will be the starting point for determining the assets and liabilities for the rights and obligations created by those leases. While the Company is still evaluating the guidance and the impact on its consolidated financial statements, we expect the adoption of this standard will have a significant impact on the Company’s consolidated balance sheet as we will recognize the right-of-use assets and liabilities for current operating leases, but will likely have an insignificant impact on the consolidated statement of income or cash flows and overall liquidity. In preparation for the adoption of the guidance, the Company will implement controls and key systems changes to enable the preparation of financial information.
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
The Company's revenue is comprised of food and beverage sales. ASU 2014-09 will not have an impact on revenue recognition related to food and beverage sales. However, it requires gift card breakage to be recognized as revenue proportionate to the pattern of gift card redemptions. The Company records gift card breakage as a component of revenue.
We will adopt this guidance in the first quarter of 2018. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718)." This update simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU was effective for interim and annual periods beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. All excess tax benefits and deficiencies are recognized in the income tax

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

expense line item on the Company's consolidated income statement, and are included within the changes in the income tax receivable line item on the consolidated statement of cash flows. The Company has elected to recognize forfeitures for awards with a requisite service period as they occur. The adoption of this ASU was immaterial to the Company's consolidated financial statements.
3. Net Income Per Share

Basic net income per share of common stock was computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income per share of common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan, and are referred to as "restricted stock units").
There were approximately 33,800, 1,000 and 26,000 shares of common stock equivalents that have been excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.
The computations of basic and diluted net income per share is as follows:

	Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
BASIC
Net income	$28,956	$17,244	$12,896
Weighted-average common shares outstanding	16,894,986	16,676,073	16,470,278
Basic net income per common share	$1.71	$1.03	$0.78

DILUTED
Net income	$28,956	$17,244	$12,896
Weighted-average common shares outstanding	16,894,986	16,676,073	16,470,278
Dilutive effect of stock options	108,247	211,809	269,109
Weighted-average of diluted shares	17,003,233	16,887,882	16,739,387
Diluted net income per common share	$1.70	$1.02	$0.77

4. Prepaid Expenses and Other Current Assets
The major classes of prepaid expenses and other current assets at December 31, 2017 and December 25, 2016 are summarized as follows:

	December 31, 2017	December 25, 2016
Deposits on equipment	$948	$1,143
Prepaid expenses	4,716	3,694
Other current assets	260	370
Total prepaid expenses and other current assets	$5,924	$5,207

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

5. Property and Equipment
The major classes of property and equipment as of December 31, 2017 and December 25, 2016 are summarized as follows:

	December 31, 2017	December 25, 2016
Leasehold improvements	$174,767	$143,494
Furniture, fixtures and equipment	85,043	71,305
Construction in progress	13,684	11,089
	273,494	225,888
Less accumulated depreciation	(76,239)	(60,738)
Total property and equipment, net	$197,255	$165,150
Depreciation expense was $17.4 million, $15.0 million and $12.7 million for the years ended December 31, 2017, December 25, 2016, and December 27, 2015, respectively.
6. Other Assets and Intangible Assets
The major classes of other assets and intangibles assets along with related accumulated amortization at December 31, 2017 and December 25, 2016 are summarized as follows:

	Average Life at December 31, 2017	2017			2016
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived assets:
Loan origination costs	2.9	$294	$(202)	$92	$294	$(169)	$125
Lease acquisition costs	16.0	2,561	(571)	1,990	2,173	(453)	1,720
Total finite-lived assets		2,855	(773)	2,082	2,467	(622)	1,845
Indefinite-lived assets:
Liquor license		75	—	75	75	—	75
Total indefinite-lived assets		75	—	75	75	—	75
Total other assets and intangible assets		$2,930	$(773)	$2,157	$2,542	$(622)	$1,920
Amortization expense was $0.2 million for the year ended December 31, 2017 and $0.1 million for both years ended December 25, 2016 and December 27, 2015.
The following table represents the total estimated amortization of finite-lived intangible assets for the five succeeding fiscal years and thereafter:

For the Fiscal Years Ending:
2018	$164
2019	174
2020	167
2021	140
2022	132
Thereafter	1,305
$2,082
7. Long-Term Debt
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of December 31, 2017 and December 25, 2016 the Company had no outstanding indebtedness under the Company's amended Revolving Credit Facility.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets.
8. Accrued Liabilities
The major classes of accrued liabilities at December 31, 2017 and December 25, 2016 are summarized as follows:

	December 31, 2017	December 25, 2016
Accrued compensation and related benefits	$5,964	$7,572
Other accruals	4,037	3,061
Sales and use tax	3,131	2,200
Deferred gift card revenue	2,098	2,074
Property tax	1,194	1,191
Accrued closure costs	64	1,659
Total accrued liabilities	$16,488	$17,757
9. Leases
The Company leases land and buildings for its corporate office and all of its restaurants under various long-term operating lease agreements. The initial lease terms range from 10 years to 15 years and currently expire between 2019 and 2039. The leases typically include renewal options for 10 to 15 years, which are exercisable at the Company's option. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance (“CAM”) charges, and various other expenses related to properties.
Rent expense is paid to various landlords including several companies owned and controlled by the Company’s founders and one of its executive officers. In 2017, we also subleased additional office space from certain related parties to expand our corporate headquarters.
Future minimum lease payments under noncancelable operating leases include renewal option periods for certain leases when such option periods are included for purposes of calculating straight line rents. At December 31, 2017, future minimum rentals for each of the next five years and in total are as follows:

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

	Unrelated Parties	Related Party	Total
Fiscal year ending:
2018	$21,520	$2,314	$23,834
2019	22,845	1,670	24,515
2020	22,970	1,401	24,371
2021	23,314	1,413	24,727
2022	23,345	393	23,738
Thereafter	281,830	1,676	283,506
Total minimum lease payments	$395,824	$8,867	$404,691
The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.
Rent expense, excluding real estate taxes, CAM charges, insurance, deferred lease incentives and other expenses related to operating leases for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 consists of the following:

	2017	2016	2015
Minimum rent—related parties	$2,215	$1,988	$1,901
Contingent rent—related parties	621	663	646
Total rent—related parties	2,836	2,651	2,547
Minimum rent—unrelated parties	18,304	15,419	12,401
Contingent rent—unrelated parties	397	312	355
Total rent—unrelated parties	18,701	15,731	12,756
Total minimum and contingent rent	$21,537	$18,382	$15,303
10. Employee Benefit Plan
The Chuy’s Opco, Inc. 401(k) plan, (the “401(k) Plan”), is a defined contribution plan covering all eligible employees. The 401(k) Plan provides for employee salary deferral contributions up to the maximum amount allowable by the Internal Revenue Service, as well as Company discretionary matching contributions. Company contributions relating to the 401(k) Plan were approximately $292,000, $229,000 and $209,000 for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.
11. Stock-Based Compensation
The Company has outstanding awards under the 2006 Stock Option Plan (the “2006 Plan”). The outstanding options under the 2006 Plan are fully vested as of December 31, 2017. In connection with the Company's Initial Public Offering (the "IPO"), the Company terminated the 2006 Plan, and no further awards will be granted under the 2006 Plan. The termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern those outstanding awards.
In connection with the IPO, the Company adopted the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) which allows the Company’s board of directors to grant stock options, restricted stock, restricted stock units and other equity-based awards to directors, officers, and key employees of the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The outstanding options under the 2012 Plan vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of ten years. The outstanding restricted stock units vest ratably on each of the first four or five anniversaries of the date of grant. As of December 31, 2017, a total of 706,101 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the consolidated statements of income was $2.9 million, $2.2 million and $1.7 million for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. Stock-based compensation recognized as capitalized development was approximately $218,000, $160,000 and $114,000 for the years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. Capitalized stock-based compensation is included in Property and equipment, net on the consolidated balance sheets.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity and changes related to stock options for the year ended December 31, 2017 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 25, 2016	316,027	$18.64
Granted	—	—
Exercised	(35,170)	9.67
Forfeited	(6,747)	28.91
Outstanding at December 31, 2017	274,110	$19.54	4.16	$2,429
Exercisable as of December 31, 2017	248,745	$18.59	4.05	$2,427
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of December 31, 2017 and multiplying this result by the related number of options outstanding and exercisable at December 31, 2017. The estimated fair value of the common stock as of December 31, 2017 used in the above calculation was $28.05 per share, the closing price of the Company’s common stock on December 29, 2017, the last trading day of the year. The total intrinsic value of options exercised was $0.6 million and $9.1 million for the years ended December 31, 2017 and December 25, 2016, respectively. During the years ended December 31, 2017, December 25, 2016 and December 27, 2015 the total fair value of options vested was $0.3 million, $0.5 million, and $0.6 million, respectively.
There was approximately $0.1 million of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of December 31, 2017. These costs will be recognized through the year 2019.
Restricted Stock Units
A summary of stock-based compensation activity and changes related to restricted stock units for the year ended December 31, 2017 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 25, 2016	206,750	$31.57
Granted	129,751	27.89
Vested	(67,167)	32.13
Forfeited	(10,848)	30.06
Outstanding at December 31, 2017	258,486	$29.64	2.63
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 31, 2017, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $5.3 million, which is expected to be recognized through the year 2022.
12. Impairment and Closure Costs
We recorded impairment and closure costs of $1.5 million and $4.4 million for the years ended December 25, 2016 and December 27, 2015, respectively, related to long-lived asset impairments or costs associated with the closure of restaurants. There was no impairment or closure costs recognized for the year ended December 31, 2017.
Impairment and closure costs in 2016 included $1.5 million of closure costs associated with the closure and relocation of one restaurant.

Impairment and closure costs in 2015 included $4.4 million of impairment charges associated with three restaurants.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

13. Gain on insurance settlements
During the third quarter of 2017, parts of Texas and Southeast were struck by Hurricanes Harvey and Irma. As a result of the hurricanes, the Company incurred operating losses as well as property damage. The property damage was mainly related to a restaurant in the Houston region which was closed through the middle of the fourth quarter of 2017 and required a complete reconstruction. Additionally, we incurred property damage from a fire that took place at one restaurant during the second quarter of 2017.
The Company recovered $2.3 million in insurance settlements, of which $1.0 million was received during the fourth quarter of 2017 and $1.3 million accrued in our accounts receivables at December 31, 2017. Approximately $0.5 million of insurance settlements was recognized as a reduction to certain direct expenses which were incurred as a result of the storms. The remainder was allocated to a replacement of damaged property and equipment resulting in a gain of $1.4 million recorded in the fourth quarter of 2017.
The Company's operating losses and property damages as well as related insurance settlements during the year ended December 31, 2017 were as follows:

December 31, 2017
Insurance settlements	$(2,262)
Costs and expenses	460
Assets disposed, net	440
Gain on insurance settlements	$(1,362)
14. Income Taxes
The provision for federal and state income taxes for the years ended December 31, 2017, December 25, 2016 and December 27, 2015 consisted of the following:

	2017	2016	2015
Current:
Federal	$972	$2,933	$1,724
State	859	613	945
Total current income tax expense	1,831	3,546	2,669
Deferred:
Federal	(7,761)	2,827	2,903
State	430	661	171
Total deferred income tax (benefit) expense	(7,331)	3,488	3,074
Total income tax (benefit) expense	$(5,500)	$7,034	$5,743
In December 2017, the U.S. government enacted H.R.1, commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act impacts the Company in many ways, most notably by a reduction in the federal statutory tax rate from 35% to 21% effective January 1, 2018. As a result of this change, we were required to revalue our deferred tax balances at the 21% rate, resulting in a non-recurring deferred tax balance adjustment with a corresponding decrease to the provision for income taxes of $11.7 million in the fourth quarter of 2017. The company recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance relating to the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the company’s financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The company did not identify items for which the income tax effects of the Tax Act have not been completed and no significant provisional estimates were made as of December 31, 2017.
Temporary differences between tax and financial reporting basis of assets and liabilities which give rise to the deferred income tax assets (liabilities) and their related tax effects as of December 31, 2017 and December 25, 2016 are as follows:

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

	2017	2016
Deferred tax assets:
Accrued liabilities	$12,819	$17,236
General business tax credits	13,653	12,653
Stock-based compensation	1,024	1,222
Other	238	403
Total deferred tax assets	27,734	31,514
Deferred tax liability:
Intangibles	(7,394)	(10,609)
Prepaid expenses	(1,339)	(1,673)
Property and equipment	(25,439)	(33,001)
Total deferred tax liabilities	(34,172)	(45,283)
Deferred tax liabilities, net	$(6,438)	$(13,769)
December 31, 2017 deferred tax balances were measured using a 21% federal statutory rate as a result of the Tax Act as compared to 35% in previous years.
We had approximately $9.2 million of tax benefits ($3.3 million net of tax) related to excess stock compensation which was recorded to additional paid-in-capital during the fiscal year ended December 25, 2016. Under the "tax law ordering" method, as described in ASC 740, this amount was also used as tax deductions and reduced taxable income for fiscal year ended December 25, 2016. As of December 31, 2017, the Company has general business tax credits of $13.7 million expiring in 2035.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. The Company believes that it will realize all of the deferred tax assets. Therefore, no valuation allowance has been recorded.
The following is a reconciliation of the expected federal income taxes at the statutory rate of 35% for the fiscal years ended December 31, 2017, December 25, 2016, and December 27, 2015 to the actual provision for income taxes:

	2017	2016	2015
Expected income tax expense	$8,210	$8,497	$6,524
State tax expense, net of federal benefit	838	829	725
FICA tip credit	(2,250)	(1,936)	(1,924)
Deferred tax balance adjustment	(11,696)	—	—
Other	(602)	(356)	418
Income tax (benefit) expense	$(5,500)	$7,034	$5,743
Federal tax standards require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The standards also require that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. As of December 31, 2017 and December 25, 2016 the Company recognized no liability for uncertain tax positions.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision. However, the Company currently has no penalties or interest related to income taxes.
15. Commitments and Contingencies
The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

16. Related Party Transactions
The Company leases its corporate office and six restaurant locations from entities owned by its founders and one of its executive officers. See Note 9 Leases.
In addition, the Company entered into a management agreement in November 2006 with Three Star Management, Ltd. (an entity owned by its founders) to provide management services, such as administrative, accounting and human resources support, to Three Star Management’s restaurants. In connection with this agreement, the Company received management fees of $40,000 for fiscal years 2017, 2016 and 2015.
17. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal years 2017 and 2016:

	2017
	March 26	June 25	September 24	December 31
Revenue	$86,904	$94,472	$92,193	$96,020
Income from operations (1)	6,461	7,358	4,187	5,515
Net income(1)(2)	4,550	5,329	3,195	15,882
Basic net income per share	$0.27	$0.32	$0.19	$0.94
Diluted net income per share	$0.27	$0.31	$0.19	$0.93
	2016
	March 27	June 26	September 25	December 25
Revenue	$78,054	$87,909	$85,597	$79,053
Income from operations (3)	6,489	8,330	6,740	2,782
Net income(3)	4,532	5,780	4,599	2,333
Basic net income per share	$0.27	$0.35	$0.27	$0.14
Diluted net income per share	$0.27	$0.34	$0.27	$0.14

(1)	Contains a gain from the insurance settlements that increased income from operations by $1.4 million and net income by $1.0 million in the fourth quarter of 2017.

(2)	Contains a deferred tax balance adjustment that increased net income by $11.7 million in the fourth quarter of 2017.

(3)
Contains closure costs that decreased income from operations by $0.4 million and $1.1 million and net income by $0.3 million and $1.0 million related to one restaurant in the third and fourth quarter of 2016, respectively.

18. Subsequent Events
Subsequent to December 31, 2017, the Company opened one new restaurant on March 13, 2018, for a total of 92 restaurants in 19 states.