Form 10-K/A
period 2017-12-31
CHUY'S HOLDINGS, INC.
filed 2018-04-17
CIK 1524931

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

Large accelerated filer	☐	Accelerated filer	☑	Emerging growth company	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
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
The number of shares of the registrant’s common stock outstanding at April 2, 2018 was 16,925,099.

EXPLANATORY NOTE
Chuy's Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about our executive officers and directors as of April 2, 2018:

NAMES	AGE	POSITIONS
Steve Hislop	58	Director, President and Chief Executive Officer (1)
Jon Howie	50	Vice President and Chief Financial Officer
Michael Hatcher	57	Vice President of Real Estate and Development
John Zapp	65	Chairman of the Board, Director (1)
Starlette Johnson	54	Director (2)(4)(6)
Saed Mohseni	55	Director (3)(4)(5)(6)
Ira Zecher	65	Director (3)(4)(5)
Randall M. DeWitt	59	Director (2)(5)

(1)	Class II Director with a term expiring at the 2020 annual meeting.

(2)	Class III Director with a term expiring at the 2018 annual meeting.

(3)	Class I Director with a term expiring at the 2019 annual meeting.

(4)	Member of audit committee.

(5)	Member of compensation committee.

(6)	Member of nominating and corporate governance committee.
Executive Officers Biographies
Steve Hislop has served as President, Chief Executive Officer and a member of our board of directors since July 2007. From July 2006 through June 2007, Steve was President and Chief Executive Officer of Sam Seltzer Steak House. Prior to that, Steve served as the Concept President and a member of the board of directors of O’Charley’s Restaurants for 18 years, where he helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants. Steve currently serves on the board of directors of Not Your Average Joe's, Inc. and Silver Diner, Inc., which are privately held companies. The board concluded that Steve should serve on our board based upon his operational expertise, knowledge of the restaurant industry and leadership experience.
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
Director Biographies
John Zapp, one of our founders, has served as a member of our board since November 2006. He served as Co-Chairman of the board from October 2013 to April 2017 and since April 2017 has served as Chairman of the board. John has also been a restaurant owner and operator since 1976. The board concluded that John should serve on our board based upon his experience as an investor and operator of restaurant businesses as well as his intimate knowledge of our operations and culture.
Starlette Johnson has served as a member of our board since September 2012. Since 2012, Starlette has served as an independent consultant to private equity funds, and to companies in the restaurant and hospitality industries. From October 2015 to October 2016, Starlette served as President and Chief Executive Officer of Twin Restaurant Holdings, the parent company of the Twin Peaks restaurant chain. Additionally, she served as President and Chief Operating Officer, as well as a Director, of Dave & Buster’s, Inc. from 2007 to 2010. Starlette joined Dave & Buster’s as Chief Strategic Officer in 2006. Prior to joining Dave & Buster’s, Starlette worked at Brinker International, where she held positions of increasing responsibility, including serving as the Executive Vice President and Chief Strategic Officer. Starlette served as a member of the board of directors for Tuesday Morning, Inc. from 2008 to 2013, during which time she served on the Audit Committee and the Nominating/Governance Committee. Starlette has served on the board of Bojangle’s (NASDAQ: BOJA) since March 2016, and is chair of the Audit Committee. Since 2015, she has also served as the chairman of the board for SusieCakes, LLC., a privately held bakery. In addition, Starlette is a member of the Advisory Board for the Hospitality & Tourism Program at Virginia Tech and serves on the Pamplin College of Business Cabinet at Virginia Tech. Starlette received a B.S. in Finance from Virginia Tech and an M.B.A. from The Fuqua School of Business at Duke University. The board concluded that Starlette should serve on our board based upon her experience as an executive and board member and her knowledge of the restaurant industry.
Saed Mohseni has served as a member of our board since September 2012. Saed served as the President and Chief Executive Officer and a director of Bob Evans Farms, Inc. from January 2016 until May 2017. In May 2017, he became the Chief Executive Officer of Bob Evans Restaurants LLC. Saed has more than 30 years of management experience in the restaurant industry.  Prior to joining Bob Evans Farms, he served as Director, President and Chief Executive Officer of Bravo Brio Restaurant Group, Inc., the parent company of BRAVO! Cucina Italiana, Bon Vie Bistro, and BRIO Tuscan Grille restaurant chains, from 2007 to 2015. He assumed the additional role of President in 2009 and led the company through the IPO process in 2010. Prior to joining Bravo Brio, Saed worked at McCormick & Schmick for 21 years, where he held positions of increasing responsibility, including serving as a Director from 2004 to 2007 and as Chief Executive Officer from 2000 to 2007 and led the company through the IPO process in 2004. Saed attended Portland State University and Oregon State University. The board concluded that Saed should serve on our board based upon his experience as an executive and board member and his knowledge of the restaurant industry.
Ira Zecher has served as a member of our board since June 2011. Ira has been a managing member of ILZ, LLC, an accounting consulting firm since 2010 and has served as a director, audit committee chairman and nominating and corporate governance committee member of the board for The Habit Restaurants, Inc. since August 2014. He previously served as a director, audit committee chairman and compensation committee member of the board of Norcraft Companies, Inc. from October 2013 to May 2015.  Prior to joining the Chuy’s board, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a partner in 2010. From 1986 to 2010, he served as a senior transaction advisory services partner and Far East private equity leader for Ernst & Young, where he advised clients on mergers and acquisitions across a broad range of industries. Prior to joining the transaction advisory services group, Ira provided accounting, audit and business-advisory services to both public and private clients. He received his Bachelor's degree from Queens College of the City of New York. He is also a certified public accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. From 2010 to 2013, he taught in the Graduate Accounting program at Rutgers, the State University of New Jersey. The board concluded that Ira should serve on our board based upon his extensive professional accounting and financial expertise, which allow him to provide key contributions to the Board on financial, accounting, corporate governance and strategic matters.
Randall M. DeWitt has served as a member of our board since October 2016. Randall is a well-known restaurant executive with over 22 years of restaurant experience. Randall is the founder and has been the chief executive officer of Front Burner Restaurants since 1994. Front Burner currently has ten different concepts and is known for developing innovative restaurant concepts that span the fast casual, casual and upscale casual dining segments. Front Burner operates, among others, Whiskey Cake, Velvet Taco, Sixty Vines, Mexican Sugar, and The Ranch at Las Colinas. Prior to founding Front Burner, Randall worked for ten years in commercial real estate development and sales. The board concluded that Randy should serve on our board based on his operational and business development experience within the restaurant industry.
Board of Directors
Our board of directors currently consists of six directors. Five of these directors were elected by our stockholders at our annual meetings of stockholders. Mr. DeWitt was appointed to the board to fill a vacancy.
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
Director Independence
Our board of directors will review at least annually the independence of each director. During these reviews, the board will consider transactions and relationships between each director (and his or her immediate family and affiliates) and our Company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director is independent. This review will be based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with the Company and our management. Our board of directors has determined that each of Ira Zecher, Starlette Johnson, Saed Mohseni and Randall M. DeWitt are independent within the meaning of the Nasdaq Marketplace Rules. As required by the Nasdaq Global Select Market, a majority of our directors are independent and our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
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
Our compensation committee currently consists of Ira Zecher, Randall M. DeWitt and Saed Mohseni, with Saed Mohseni serving as chairman. All members of our compensation committee are independent as defined by Section 10(c) of the Exchange Act, Rule 10C of the Exchange Act Rules and the Nasdaq Marketplace Rules.
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
Our nominating and corporate governance committee consists of Saed Mohseni and Starlette Johnson, with Starlette Johnson serving as the committee chairman. All members of our nominating and corporate governance committee are independent as defined by the Nasdaq Marketplace rules.

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
Board Leadership Structure and Board’s Role in Risk Oversight
John Zapp serves as Chairman of our board of directors. We support separating the positions of Chief Executive Officer and Chairman to allow our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman to lead our board of directors in its fundamental role of providing advice to, and oversight of, management. Our board of directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as our board of directors’ oversight responsibilities continue to grow. Our board of directors also believes that this structure ensures a greater role for the non-management directors in the oversight of our company and establishing priorities and procedures for the work of our board of directors.
While our amended and restated bylaws do not require that our Chairman and Chief Executive Officer positions be separate, our board of directors believes that having separate positions and having a non-employee director serve as our Chairman is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.
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
Based solely on a review of the copies of such forms furnished to the Company and the written representations received from the directors and executive officers, the Company believes that during 2017, all reports required to be filed by Section 16(a) were filed on a timely basis except for one Form 4 that reported one transaction that was not reported on a timely basis for Mrs. Russell.

Item 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This compensation discussion provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our Chief Executive Officer and Chief Financial Officer and our two other highest paid executive officers during fiscal year 2017 (collectively, the “named executive officers”). During fiscal year 2017, there were only four executive officers of the Company. Subsequent to the end of fiscal year 2017, Sharon Russell resigned from her positions as Chief Administrative Officer and Secretary of the Company effective March 6, 2018. This compensation discussion contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.

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
Overall, our compensation program is designed to reward both individual and company performance. A significant portion of each of our named executive officers’ annual compensation is comprised of performance-based bonuses. We also intend to continue to use long-term incentive awards to reward long-term company and individual performance and to promote retention through delayed vesting of awards.
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
Process for Setting Total Compensation
At the first meeting of each new fiscal year, our compensation committee sets annual base salaries, determines the amount of performance-based and discretionary bonuses for the prior year, sets performance criteria for our performance-based bonuses for the following year and determines the amount of equity-based incentive compensation to grant to our named executive officers. In making these compensation decisions, our compensation committee considers the recommendations of our Chief Executive Officer, particularly with respect to salary adjustments, performance-based and discretionary bonus targets and awards and equity incentive awards of our other named executive officers. Our compensation committee meets with our Chief Executive Officer at least annually to discuss and review his recommendations for compensation of our executive officers, excluding himself. When making individual compensation decisions for our named executive officers, the compensation committee takes many factors into account, including the officer’s experience, responsibilities, management abilities and job performance, our performance as a whole, current market conditions and competitive pay levels for similar positions at comparable companies. These factors are considered by the compensation committee in a subjective manner without any specific formula or weighting.
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
The charter of the compensation committee authorizes the committee to engage independent consultants at any time at the expense of the Company.
Elements of Compensation
Our compensation program for named executive officers consists of the following elements of compensation, each described in greater depth below:

•	Base salaries.

•	Performance-based and discretionary bonuses.

•	Equity-based incentive compensation.

•	Severance and change-in-control benefits.

•	Perquisites.

•	General benefits.

•	Employment agreements.

We may, from time to time, enter into written agreements to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter. We consider entering into these agreements when it serves as a meaningful recruitment and retention mechanism. We currently have employment agreements in place with each of our named executive officers. See below under the heading “—Employment Agreements” for additional information regarding our executive officer’s employment agreements.
Base Salary

NAME	2017 SALARY ($)
Steve Hislop	630,823
Jon Howie	314,962
Michael Hatcher	208,000
Sharon Russell	109,499
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
Bonus Compensation

		PERFORMANCE-BASED BONUS
NAME	DISCRETIONARY AWARD ($)	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	1,000	—	315,412	630,823	—
Jon Howie	1,000	—	157,481	314,962	—
Michael Hatcher	1,000	—	62,400	124,800	—
Sharon Russell	1,000	—	32,850	65,700	—
Performance-Based Bonus
In line with our strategy of rewarding performance, our executive compensation program includes performance-based bonuses to named executive officers under our cash bonus plan. While there is no federal tax advantage to "performance-based" compensation any longer, we are committed to our strategy of rewarding performance based on achievement of goals which are tied to success of the Company. Our compensation committee establishes annual target performance-based bonuses for each named executive officer during the first quarter of the year.
The target and maximum performance-based bonuses have been set at levels our compensation committee believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2017, the target and maximum performance-based bonus were set at 50% and 100%, respectively, of annual base salary for our Chief Executive Officer and Chief Financial Officer and 30% and 60%, respectively, of annual base salary for our other named executive officer. No bonus is paid if actual Company Adjusted EBITDA is 90% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 90% of budget Company Adjusted EBITDA, the plan provides that we will pay a bonus based on where performance falls on a linear basis between 90% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the compensation committee retains discretion to adjust the amount paid under the plan based on individual and company circumstances. If our budgeted Company Adjusted EBITDA is achieved, each individual will earn 100% of their target bonus.
This performance bonus is determined based primarily on the extent to which we achieve our budget Company Adjusted EBITDA goal. Company Adjusted EBITDA is our earnings before interest, taxes, depreciation and amortization plus any loss on sales of asset (less any gain on a sale of assets) and excludes stock-based compensation and certain non-cash and other adjustments. For each 1.0% that actual Company Adjusted EBITDA is above or below budget Company Adjusted EBITDA, the percentage of the target they receive will increase or decrease by 10%, respectively, of the Company Adjusted EBITDA portion of their target bonus. For example, if actual Company Adjusted EBITDA is 1% above budget Company Adjusted EBITDA, the named executive officers will receive 1.1 times their target bonus. The maximum a named executive officer may receive for Company Adjusted EBITDA performance is 2.0 times their target bonus. We use our Company Adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue, net income and cash flows from operations, to assess our historical and prospective operating performance and to enhance our understanding of our core operating performance. We also use our Company Adjusted EBITDA internally to evaluate the performance of our personnel and also as a benchmark to evaluate our operating performance or compare our performance to that of our competitors. The use of Company Adjusted EBITDA as a performance measure permits a comparative assessment of our operating performance relative to our performance based on our GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies.
Target, maximum and actual performance-based bonuses for 2017 for each of the named executive officers are shown in the table above and the actual paid performance-based bonus is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For fiscal year 2017, no performance-based bonuses were paid because our actual Company Adjusted EBITDA was less than 90% of our budget Company Adjusted EBITDA.
Discretionary Bonus
Historically, each of our named executive officers has received a $1,000 holiday bonus each December. The discretionary bonuses awarded to our named executive officers in 2017 are set forth in the "Bonus" column of the Summary Compensation Table.
Equity Compensation
We pay equity-based compensation to our named executive officers because it links our long-term results achieved for our stockholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in our long-term success.
Historically, we have granted equity awards to our named executive officers in conjunction with significant transactions and in conjunction with a named executive officer’s initial hire or promotion to an executive position. Additionally, we have granted equity awards to our named executive officers annually to further align the interests of our executives with those of our stockholders. For information regarding the number and grant date fair value of deferred shares (referred to herein as restricted stock units) granted to our named executive officers during fiscal year 2017, see "—Grants of Plan Based Awards” below.
We have provided this equity compensation to reward performance as well as to promote retention through delayed vesting. However, we believe that by weighting total compensation in favor of performance-based and discretionary bonuses, we have appropriately rewarded individual achievement while at the same time providing incentives to promote Company performance. In addition to stock options and deferred shares (referred to herein as restricted stock units), the 2012 Omnibus Equity Incentive Plan (the "2012 Plan") provides for the issuance of share appreciation rights, restricted shares, performance shares and other share based awards. In the future, we may consider granting other forms of equity to our named executive officers. For additional information regarding our 2012 Plan, see below under the heading "—2012 Omnibus Equity Incentive Plan.”
We will make future grants of equity awards to the current named executive officers and other employees under the 2012 Plan. The compensation committee may grant stock options, restricted stock units or a combination of both.
We also make grants of equity awards to our named executive officers and other employees because we believe that we should provide our employees an opportunity to share in our success provided they continue to contribute to our success.
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

Perquisites
In 2017, the aggregate incremental cost to us of the perquisites received by each of the named executive officers did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.
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
Employment Agreements
We have entered into employment agreements with Messrs. Hislop, Howie and Hatcher and Mrs. Russell. The employment agreements do not provide for fixed terms.
The employment agreements provide that Messrs. Hislop, Howie and Hatcher and Mrs. Russell, will receive an annual base salary of at least $366,608, $250,000, $149,205 and $167,094, respectively. In 2017, the Company and Mrs. Russell agreed to reduce her salary to $109,499. Mr. Hislop and Mr. Howie are each eligible to receive a target annual bonus of 50% of their annual base salary, based upon the achievement of goals and objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 100% of their annual base salary, respectively. Mr. Hatcher and Mrs. Russell are eligible to receive a target annual bonus of 30% of their annual base salary, based upon the achievement of goals and objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 60% of their annual base salary respectively. The employment agreements provide that each executive will be eligible to participate in employee plans, including 401(k), medical and dental plans, made available to our other senior executives generally.
Each employment agreement provides for severance benefits if the executive’s employment is terminated without cause (as defined in the employment agreement), subject to the executive’s compliance with certain confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims. In the event Mr. Hislop’s employment is terminated without cause, he is entitled to continue to receive his base salary for two years following the termination of his employment. In the event Mr. Howie, Hatcher or Mrs. Russell is terminated without cause, each is entitled to continue to receive one year’s base salary following their termination. In the event of termination, all of our executive officers are entitled to continue to receive the amount that the Company was subsidizing for the executive and his or her dependents’ medical and dental insurance coverage during the same period the executive is entitled to continue to receive his or her base salary after his termination.
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code (the "Code") generally limits the tax deductibility of compensation we pay to our executive officers to $1.0 million in the year the compensation becomes taxable to the executive officers. Historically, there was an exception to the limit on deductibility for "performance-based compensation" that meets certain requirements under Section 162(m) of the Code, but this exception has now been repealed, effective for taxable years beginning after December 31, 2017, unless transition relief for certain compensation arrangements in place as of November 2, 2017 is available. In addition, effective for taxable years beginning after December 31, 2017, the group of executive officers whose compensation is subject to Section 162(m) limitation on deductibility was expanded. As a result, compensation paid to our executive officers in excess of $1.0 million may not be deductible unless it is "performance-based compensation" that qualifies for certain transition relief. Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. Rather, we seek to maintain flexibility in how we compensate our executive officers so as to meet a broader set of corporate and strategic goals and the needs of stockholders, and as such, we may be limited in our ability to deduct the full amount of such compensation.

Accounting rules require us to expense the cost of our stock option and restricted stock unit awards. Because of option and restricted stock unit expensing and the impact of dilution on our stockholders, we pay close attention to, among other factors, the type of equity awards we grant and the number and value of the shares underlying such awards.
Compensation Committee Report
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the compensation committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and this Form 10-K/A.
This report is submitted by the members of the compensation committee of the board named below, who received, discussed with management and recommended that this Compensation Discussion and Analysis be included in the Company’s Annual Report for the year ended December 31, 2017 and this Form 10-K/A.
Members of the Compensation Committee

Randall M. DeWitt	Saed Mohseni	Ira Zecher

Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	OPTION AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL COMPENSATION ($)
Steve Hislop President and Chief Executive Officer	2017	630,823	1,000	630,807	—	—	—	1,262,630
	2016	606,561	1,000	454,920	—	365,648	—	1,428,129
	2015	583,232	1,000	291,613	—	583,232	—	1,459,077
Jon Howie Vice President and Chief Financial Officer	2017	314,962	1,000	236,220	—	—	—	552,182
	2016	302,848	1,000	227,132	—	182,564	—	713,544
	2015	291,200	1,000	291,196	—	291,200	—	874,596
Michael Hatcher Vice President of Real Estate and Development	2017	208,000	1,000	103,974	—	—	—	312,974
	2016	200,000	1,000	99,988	—	72,339	—	373,327
	2015	179,978	1,000	89,983	—	107,986	—	378,947
Sharon Russell Secretary and Chief Administrative Officer	2017	109,499	1,000	82,098	—	—	—	192,597
	2016	210,575	1,000	157,928	—	76,163	—	445,666
	2015	202,476	1,000	101,219	—	121,486	—	426,181

(1)
Represents the aggregate grant date fair value, calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, for awards of options and restricted stock units. See Note 11 to our consolidated financial statements for a discussion of the calculations of grant date fair value.

(2)	All other compensation is less than $10,000.
Grants of Plan-Based Awards

NAME	COMMITTEE ACTION DATE	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(1)
			THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	2/23/2017	3/15/2017	—	315,412	630,823	22,290	630,807
Jon Howie	2/23/2017	3/15/2017	—	157,481	314,962	8,347	236,220
Michael Hatcher	2/23/2017	3/15/2017	—	62,400	124,800	3,674	103,974
Sharon Russell	2/23/2017	3/15/2017	—	32,850	65,700	2,901	82,098

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
Summary of 2012 Plan Terms
We reserved a total of 1,250,000 shares of common stock that are available for issuance under the 2012 Plan. The maximum aggregate awards that may be granted during any fiscal year to any individual will be 200,000 shares, and in the case of options to acquire shares, with a per share exercise price equal to the grant date fair market value of a share. If the shares underlying any plan award are forfeited, canceled, exchanged or surrendered or if a plan award otherwise terminates or expires without a distribution of shares, the shares will again become available under the 2012 Plan provided that shares surrendered or withheld as payment of either the exercise price of an award (including shares otherwise underlying an award of a share appreciation right that are retained by us to account for the grant price of such share appreciation right) and/or withholding taxes in respect of an award will no longer be available for grant under the 2012 Plan, and notwithstanding that a share appreciation right is settled by the delivery of a net number of shares of the full number of shares underlying such share appreciation right will not be available for subsequent awards under the 2012 Plan. In addition, awards are paid or settled in cash, the number of shares with respect to which such payment or settlement is made will again be available for grants of awards under the 2012 Plan and shares underlying awards that can only be settled in cash will not be counted against the aggregate number of shares available for awards under the 2012 Plan.
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

2006 Stock Option Plan
In connection with the adoption of the 2012 Plan the board of directors terminated the 2006 Stock Option Plan (the "2006 Plan") effective as of July 27, 2012, and no further awards may be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern outstanding awards granted under the 2006 Plan. The options granted under the 2006 Plan expire 10 years after the date of grant. The outstanding options under the 2006 Plan were fully vested as of December 31, 2017.
Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS						STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($/SH)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)
Steve Hislop	32,000	(1)	8,000	(1)	28.51	2/28/2023
							5,170	(2)	145,019
							6,307	(3)	176,911
							9,876	(4)	277,022
							22,290	(5)	625,235
Jon Howie	48,938	(6)	—	(6)	13.54	4/10/2022
							2,581	(2)	72,397
							6,298	(3)	176,659
							4,931	(4)	138,315
							8,347	(5)	234,133
Michael Hatcher	8,000	(1)	2,000	(1)	28.51	2/28/2023
	9,208	(7)	—		8.22	1/1/2020
							1,596	(2)	44,768
							1,946	(3)	54,585
							2,171	(4)	60,897
							3,674	(5)	103,056
Sharon Russell	8,000	(1)	2,000	(1)	28.51	2/28/2023
							1,795	(2)	50,350
							2,189	(3)	61,401
							3,429	(4)	96,183
							2,901	(5)	81,373

(1)	These options were granted on February 28, 2013 and vest 20% on each of the first five anniversaries of the grant date.

(2)	These restricted stock units were granted on March 4, 2014 and vest 25% on each of the first four anniversaries of the grant date.

(3)	These restricted stock units were granted on March 5, 2015 and vest 25% on each of the first four anniversaries of the grant date.

(4)	These restricted stock units were granted on March 4, 2016 and vest 25% on each of the first four anniversaries of the grant date.

(5)	These restricted stock units were granted on March 15, 2017 and vest 25% on each of the first four anniversaries of the grant date.

(6)	These options were granted on April 10, 2012 and vested 20% on August 14, 2012 and 20% on each of the next four anniversaries of the first vesting date of August 14, 2012.

(7)	These options were granted on January 1, 2010 and vested 20% on each of the first five anniversaries of the grant date.

Option Exercises and Stock Vested

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)(1)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)(2)
Steve Hislop	—	—	11,613	322,841
Jon Howie	—	—	7,373	204,969
Michael Hatcher	—	—	3,291	91,490
Sharon Russell	—	—	4,031	112,062

(1)	Reflects the difference between the market price of our common stock at the time of exercise and the exercise price of the options.

(2)	Value based on market value of our common stock on the dates of vesting.

Potential Payments upon Termination or Change in Control
Termination of Employment
We currently have employment agreements in place with Messrs. Hislop, Howie and Hatcher and Mrs. Russell that would entitle them to severance payments upon termination of employment. Assuming the employment of our executive officers was terminated by us without cause on December 29, 2017, the last business day of fiscal year 2017, Messrs. Hislop, Howie and Hatcher and Mrs. Russell would be entitled to $1,261,646, $314,962, $208,000 and $109,499, respectively. For information on the severance benefits the executives are entitled to in the event of a termination of employment, under their employment agreements, see Item 11. “Executive Compensation—Employment Agreements.”
Change-in-Control
Under the 2012 Plan, a named executive officer’s awards granted under that plan will immediately vest in the event that a change in control (as defined in the 2012 Plan or a "2012 Change in Control") occurs and the officer’s employment is terminated without cause within 24 months following the change in control.
If a 2012 Change in Control occurred and the employment of Messrs. Hislop, Howie and Hatcher and Mrs. Russell was terminated on December 29, 2017, the last business day of fiscal year 2017, Messrs. Hislop, Howie and Hatcher and Mrs. Russell would have received $1,224,187, $621,504, $263,306 and $289,307, respectively, related to accelerated vesting of equity awards outstanding under the 2012 Plan.
The closing price of our common stock on December 29, 2017 was $28.05 per share.
Director Compensation
The elements of compensation payable to our non-management directors in 2017 are briefly described in the following table:

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

Director Compensation Table
The following table provides information regarding the compensation of our non-employee directors for the year ended December 31, 2017:

NAME	FEES EARNED OR PAID IN CASH ($)		STOCK AWARDS ($)		TOTAL ($)
Mike Young	20,000	(2)	39,988	(1)	59,988
John Zapp	40,000		39,988	(1)	79,988
Starlette Johnson	42,500		39,988	(1)	82,488
Saed Mohseni	45,000		39,988	(1)	84,988
Ira Zecher	50,000		39,988	(1)	89,988
Randall M. DeWitt	40,000		39,988	(1)	79,988

(1)	These restricted stock units were granted on March 15, 2017 and vest 25% on each of the first four anniversaries of the grant date.

(2)	Mike Young resigned from the Board of Directors on April 27, 2017. The fees paid are for a partial year of service.
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
The following table provides information regarding the aggregate number of option and restricted stock unit awards held by our non-management directors as of December 31, 2017:

NAME	AGGREGATE OPTION AWARDS	AGGREGATE RESTRICTED STOCK UNIT AWARDS	TOTAL AGGREGATE NUMBER OF AWARDS
John Zapp	—	3,361	3,361
Starlette Johnson	7,250	3,361	10,611
Saed Mohseni	7,250	3,361	10,611
Ira Zecher	4,350	3,361	7,711
Randall M. DeWitt	—	1,653	1,653
Compensation Committee Interlocks and Insider Participation
None of our executive officers have served as a member of the board of directors or compensation committee of any related entity that has one or more executive officers serving on our board of directors or compensation committee.
CEO Pay Ratio
As a recent “emerging growth company” we are not yet required to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees other than our Chief Executive Officer, as required by Item 402(u) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, as of December 31, 2017 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders
2012 Omnibus Equity Incentive Plan	398,593	(1)	27.78	(2)	706,101
2006 Stock Option Plan	134,003		10.92		—
Total	532,596		19.54		706,101

(1)	Includes 258,486 shares underlying time-based restricted stock units.

(2)	Weighted average exercise price of outstanding options excludes restricted stock units.

Beneficial Ownership
The tables below set forth the beneficial ownership information of our common stock as of April 2, 2018 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person known to us to be the beneficial owner of more than 5% of our shares of common stock.
Unless otherwise noted below, the address of the persons and entities listed in the table below is c/o Chuy’s Holdings, Inc., 1623 Toomey Rd., Austin, Texas 78704. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned, subject to applicable community property laws.
Beneficial ownership and percentage of beneficial ownership is based on 16,925,099 shares of our common stock outstanding at April 2, 2018. Shares of common stock subject to options or restricted stock units that a person has a right to acquire or receive within 60 days of April 2, 2018 are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

Directors and Named Executive Officers

NAME	BENEFICIALLY OWNED (1)	PERCENT OF CLASS
John Zapp	176,150	1.0%
Steve Hislop	162,540	1.0%
Jon Howie	65,900	*
Michael Hatcher	34,585	*
Sharon Russell (2)	15,001	*
Starlette Johnson	10,339	*
Saed Mohseni	10,339	*
Ira Zecher	6,624	*
Randall M. DeWitt	433	*

All Directors and Executive Officers as a group (8 persons)	466,910	2.7%

*	Indicates ownership of less than 1%.

(1)
Based on shares of common stock outstanding as of April 2, 2018. Steve Hislop, Jon Howie, Michael Hatcher, Sharon Russell, Starlette Johnson, Saed Mohseni and Ira Zecher held options to purchase 40,000, 48,938, 19,208, 10,000, 7,250, 7,250 and 4,350 shares of common stock, respectively, which are exercisable within the 60 days of April 2, 2018. All Directors and Executive Officers as a group line item includes 126,996 options to purchase shares of our common stock exercisable within the 60 days of April 2, 2018.

(2)
On March 6, 2018, Mrs. Russell resigned from her positions as Chief Administrative Officer and Secretary of the Company and notified the Company of her intent to retire from the Company effective August 5, 2018.

Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company ’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the Securities and Exchange Commission by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 2, 2018.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
BlackRock, Inc. (1)	2,181,895	12.9%
Wasatch Advisors, Inc. (2)	1,483,002	8.8%
Stephens Investment Management Group, LLC (3)	1,292,947	7.6%
T. Rowe Price Associates, Inc. (4)	948,412	5.6%
Dimensional Fund Advisors LP (5)	941,573	5.6%
Vanguard Group, Inc. (6)	859,797	5.1%

(1)
According to Amendment No. 3 to Schedule 13G filed on January 19, 2018 by BlackRock, Inc., BlackRock, Inc. beneficially owns and has sole dispositive power with respect to 2,181,895 shares of our common stock and has sole voting power with respect to 2,153,325 shares of our common stock. The address of BlackRock Inc. is 55 East 52nd Street, New York, NY 10055.

(2)
According to Amendment No. 1 to Schedule 13G filed on February 14, 2018 by Wasatch Advisors, Inc., Wasatch Advisors, Inc. beneficially owns and has sole voting and dispositive power with respect to 1,483,002 shares of our common stock. The address of Wasatch Advisors, Inc. is 505 Wakara Way, Salt Lake City, UT 84108.

(3)
According to Amendment No. 4 to Schedule 13G (the "Amendment") filed on February 13, 2018 by Stephens Investment Management Group, LLC, Stephens Investments Holdings LLC, Stephens Inc. and Warren A. Stephens, Stephens Investment Management Group and Stephens Investment Holdings beneficially own and have sole dispositive power with respect to 1,292,947 shares of our common stock and shared voting power with respect to 629,922 shares of our common stock, Stephens Inc. beneficially owns and has sole dispositive power with respect to 35,273 shares of our common stock and shared voting power with respect to 35,218 shares of our common stock and Warren A. Stephens beneficially owns and has sole dispositive power with respect to 1,328,220 shares of our common stock and shared voting power with respect to 655,140 shares of our common stock. The address of these reporting persons is 111 Center Street, Little Rock, Arkansas 72201.

(4)
According to Schedule 13G filed on February 14, 2018 by T. Rowe Price Associates, Inc., T. Rowe Price Associates, Inc. beneficially owns and has sole dispositive power with respect to 948,412 shares of our common stock and has sole voting power with respect to 152,596 shares of our common stock. The address of T. Rowe Price Associates, Inc. is 100 East Pratt St., Baltimore, MD 21202.

(5)
According to Schedule 13G filed on February 9, 2018 by Dimensional Fund Advisors LP, Dimensional Fund Advisors LP beneficially owns and has sole dispositive power with respect to 941,573 shares of our common stock and has sole voting power of 891,292 shares of our common stock. The address of Dimensional Fund Advisors LP is 6300 Bee Cave Road, Building One, Austin, TX 78746.

(6)
According to Schedule 13G filed on February 8, 2018 by Vanguard Group, Inc., Vanguard Group, Inc. beneficially owns 859,797 shares of our common stock, has sole dispositive power with respect to 827,526 shares of our common stock, has shared dispositive power with respect to 32,271 shares of our common stock, has sole voting power of 33,271 shares of our common stock and shared voting power with respect to 700 shares of our common stock. The address of Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions that occurred on or were in effect after December 26, 2016 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.
Default License Letter Agreements
We entered into letter agreements in November 2006 with respect to the properties that we lease from Young/Zapp GP, LLC ("Young/Zapp") and its subsidiaries, an entity owned 47.5% by each of our Founders and 5.0% by Sharon Russell, a former executive officer of the Company and its subsidiaries. Pursuant to these letter agreements, if we default under our lease agreements with Young/Zapp and terminate possession of the lease location, Young/Zapp may operate a Tex-Mex or Mexican food restaurant in that location. However, they may not use our trademarks or trade names or confusingly similar trademarks or tradenames. The approximate dollar value of this agreement was not determinable.
Intellectual Property
We entered into a recipe license agreement with MY/ZP IP Group, Ltd ("MY/ZP IP") in November 2006 to allow the use of certain of our recipes by MY/ZP IP at Shady Grove, Inc. ("Shady Grove"), a restaurant owned by our Founders, one of which is also a director of our Company. Shady Grove is a restaurant that serves American and Southwestern cuisine, such as hamburgers, sandwiches, fries, queso, cheese sticks and chili, and for which we provide management and administrative services pursuant to a management agreement with Three Star Management, Ltd. The approximate dollar value of this agreement was not determinable.
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
Leases
On December 1, 2016, we entered through our subsidiary Chuy's Opco, Inc. into a sublease with Young Zapp Graceland, Ltd. for additional office space next to the Company’s current office space. Young Zapp Graceland, Ltd. is owned by John Zapp and Michael Young, directors of the Company, and Sharon Russell, a former executive officer of the Company. The audit committee and the disinterested directors of the board approved the transaction after determining that the transaction was in the ordinary course of the Company’s business and was on terms as favorable as would have been obtained by the Company in a comparable arm’s length transaction with an independent, unrelated third party. The sublease began on January 1, 2017 and has a five-year term with an option to extend for an additional five years. The Company will be required to pay rent of $16,320 per month during the first year. This monthly rent amount increases approximately $500 each year. The sublease is a triple net lease and the Company will be responsible for the taxes, insurance and maintenance costs related to the property.
In additional to our corporate office, we also lease our North Lamar, River Oaks, Highway 183, Round Rock, Shenandoah and Arbor Trails properties from subsidiaries of Young/Zapp. In 2017, we paid Young/Zapp $337,050, $293,450, $431,879, $513,901, $545,598, $302,344, and $411,465, which includes rent and a percentage of gross sales in excess of our base rent, with respect to our headquarters, North Lamar, River Oaks, Hwy 183, Round Rock, Shenandoah and Arbor Trails locations, respectively.
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
The audit committee reviews each such transaction, arrangement or relationship to determine whether a related party has, has had or expects to have a direct or indirect material interest. Following its review, the audit committee will take such action as it deems necessary and appropriate under the circumstances, including approving, disapproving, ratifying, canceling or recommending to management how to proceed if it determines a related party has a direct or indirect material interest in a transaction, arrangement or relationship with us. Any member of the audit committee who is a related party with respect to a transaction under review will not be permitted to participate in the discussions or evaluations of the transaction; however, the audit committee member will provide all material information concerning the transaction to the audit committee. The audit committee will report its action with respect to any related party transaction to the board of directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
RSM US LLP served as the Company’s independent registered public accounting firm in 2017 and 2016. The following sets forth fees billed by RSM for the audit of our annual financial statements and other services rendered:

	YEARS ENDED
	DECEMBER 31, 2017	DECEMBER 25, 2016
Audit fees(1)	$333,100	$255,000
Tax fees(2)	3,495	184,845
Total	$336,595	$439,845

(1)
Includes fees for audits of our annual financial statements and its internal control over financial reporting, reviews of the related quarterly financial statements, and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)
Tax fees for fiscal 2017 consist of $3,495 for tax advice. Tax fees for fiscal 2016 consist of $126,350 for tax advice and tax planning and $58,495 for tax compliance including the preparation, review and filing of tax returns. The Company engaged a different tax services firm for fiscal year 2017 going forward.

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
The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm. All audit and non-audit services for 2017 and 2016 were pre-approved by the audit committee.

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

Date:	April 17, 2018	CHUY’S HOLDINGS, INC.

		By:	/s/ Jon W. Howie
Jon W. Howie
Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
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

21.1†	Subsidiaries of Chuy’s Holdings, Inc.
23.1†	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith.
†    Filed as an exhibit to Chuy's Annual Report on Form 10-K filed March 15, 2018.