Form 10-Q
period 2018-04-01
CHUY'S HOLDINGS, INC.
filed 2018-05-09
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at April 27, 2018 was 16,926,076.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 1, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$8,436	$8,785
Accounts receivable	1,076	2,696
Lease incentives receivable	3,191	6,351
Income tax receivable	1,055	1,225
Inventories	1,435	1,605
Prepaid expenses and other current assets	6,269	5,924
Total current assets	21,462	26,586
Property and equipment, net	204,628	197,255
Other assets and intangible assets, net	2,194	2,157
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$274,253	$271,967
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,586	$6,396
Accrued liabilities	15,153	16,488
Deferred lease incentives	2,840	2,773
Total current liabilities	24,579	25,657
Deferred tax liability, net	6,693	6,438
Accrued deferred rent	12,647	11,764
Deferred lease incentives, less current portion	39,724	39,146
Total liabilities	83,643	83,005

Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,925,099 shares issued and outstanding at April 1, 2018 and 16,923,741 shares issued and outstanding at December 31, 2017	169	169
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at April 1, 2018 and December 31, 2017	—	—
Paid-in capital	98,605	100,140
Retained earnings	91,836	88,653
Total stockholders’ equity	190,610	188,962
Total liabilities and stockholders’ equity	$274,253	$271,967

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Revenue	$93,850	$86,904
Costs and expenses:
Cost of sales	23,573	21,825
Labor	33,468	29,699
Operating	13,352	12,032
Occupancy	7,097	6,121
General and administrative	5,471	4,872
Marketing	1,080	631
Restaurant pre-opening	1,421	1,102
Depreciation and amortization	4,713	4,161
Total costs and expenses	90,175	80,443
Income from operations	3,675	6,461
Interest expense, net	16	16
Income before income taxes	3,659	6,445
Income tax expense	476	1,895
Net income	$3,183	$4,550
Net income per common share:
Basic	$0.19	$0.27
Diluted	$0.19	$0.27
Weighted-average shares outstanding:
Basic	16,936,824	16,855,275
Diluted	17,069,140	17,002,256

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Cash flows from operating activities:
Net income	$3,183	$4,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,713	4,161
Amortization of loan origination costs	8	8
Stock-based compensation	736	597
Loss on disposal of property and equipment	—	5
Amortization of deferred lease incentives	(705)	(588)
Deferred income taxes	255	1,136
Changes in operating assets and liabilities:
Accounts receivable	1,620	35
Income tax receivable	170	741
Inventories	170	250
Prepaid expenses and other current assets	(345)	17
Accounts payable	(1,901)	(2,031)
Accrued liabilities and deferred rent	(452)	(1,211)
Deferred lease incentives	4,510	565
Net cash provided by operating activities	11,962	8,235
Cash flows from investing activities:
Purchase of property and equipment	(9,912)	(7,233)
Purchase of other assets	(77)	(125)
Net cash used in investing activities	(9,989)	(7,358)
Cash flows from financing activities:
Repurchase of shares of common stock	(1,618)	—
Proceeds from the exercise of stock options	35	69
Indirect repurchase of shares for minimum tax withholdings	(739)	(458)
Net cash used in financing activities	(2,322)	(389)
Net (decrease) increase in cash and cash equivalents	(349)	488
Cash and cash equivalents, beginning of period	8,785	13,694
Cash and cash equivalents, end of period	$8,436	$14,182

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$2,091	$2,639

Supplemental cash flow disclosures:
Cash paid for interest	$8	$8
Cash paid for income taxes	$12	$18

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of April 1, 2018, the Company operated 93 restaurants in 19 states.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The accompanying condensed consolidated balance sheet as of December 31, 2017, has been derived from our audited consolidated financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2018 fiscal year consists of 52 weeks and our 2017 fiscal year consisted of 53 weeks.
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
We had operating leases with remaining rental payments of approximately $404.7 million as of December 31, 2017. The discounted minimum remaining rental payments will be the starting point for determining the assets and liabilities for the rights and obligations created by those leases. While the Company is still evaluating the guidance and the impact on its consolidated financial statements, we expect the adoption of this standard will have a significant impact on the Company’s consolidated balance sheet as we will recognize the right-of-use assets and liabilities for current operating leases, but will likely have an insignificant impact on the consolidated statement of income or cash flows and overall liquidity. In preparation for the adoption of the guidance, the Company will implement controls and key systems changes to enable the preparation of financial information.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, "Revenue with Contracts from Customers (Topic 606)." ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for interim and annual periods beginning after December 15, 2017.
The Company's revenue is mainly comprised of food and beverage sales. Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue upon redemption by the customer. ASU 2014-09 does not have an impact on revenue recognition related to food and beverage sales. However, it requires gift card breakage to be recognized as revenue proportionate to the pattern of gift card redemptions. Under the previous guidance, the Company determined breakage when the likelihood of redemption of the gift card by the customer was remote. The Company continues to record gift card breakage as a component of revenue.
We adopted this guidance in the first quarter of 2018. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this ASU was immaterial to the Company's consolidated financial statements.

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
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to herein as "restricted stock units"). For the thirteen weeks ended April 1, 2018 and March 26, 2017, there were approximately 11,500 and 8,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
BASIC
Net income	$3,183	$4,550

Weighted-average common shares outstanding	16,936,824	16,855,275
Basic net income per common share	$0.19	$0.27

DILUTED
Net income	$3,183	$4,550

Weighted-average common shares outstanding	16,936,824	16,855,275
Dilutive effect of stock options and restricted stock units	132,316	146,981
Weighted-average of diluted shares	17,069,140	17,002,256
Diluted net income per common share	$0.19	$0.27

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of April 1, 2018, a total of 493,973 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the accompanying condensed consolidated income statements was approximately $736,000 and $597,000 for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity related to stock options for the thirteen weeks ended April 1, 2018 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	274,110	$19.54
Exercised	(3,587)	9.83
Forfeited	(936)	32.02
Outstanding at April 1, 2018	269,587	$19.63	3.92	$2,087
Exercisable at April 1, 2018	267,250	$19.53	3.91	$2,085
The aggregate intrinsic value in the table above is obtained by subtracting the exercise price from the estimated fair value of the underlying common stock as of April 1, 2018 and multiplying this result by the related number of options outstanding and exercisable at April 1, 2018. The estimated fair value of the common stock as of April 1, 2018 used in the above calculation was $26.20 per share, the closing price of the Company’s common stock on March 29, 2018, the last trading day of the first quarter. The total intrinsic value of options exercised during the thirteen weeks ended April 1, 2018 was approximately $57,000. The fair value of options vested during the thirteen weeks ended April 1, 2018 was approximately $250,000.
There was approximately $15,000 of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of April 1, 2018. These costs will be recognized ratably over the next year.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirteen weeks ended April 1, 2018 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 31, 2017	258,486	$29.64
Granted	213,064	25.70
Vested	(89,643)	31.04
Forfeited	—	—
Outstanding at April 1, 2018	381,907	$27.11	3.28
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of April 1, 2018, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $10.0 million, which is expected to be recognized ratably over the next five years.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of April 1, 2018 the Company had no borrowings under our Revolving Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at April 1, 2018 and December 31, 2017 are summarized as follows:

	April 1, 2018	December 31, 2017
Accrued compensation and related benefits	$6,981	$5,964
Other accruals	3,051	4,037
Sales and use tax	2,860	3,131
Deferred gift card revenue	1,470	2,098
Property tax	727	1,194
Accrued closure costs	64	64
Total accrued liabilities	$15,153	$16,488
7. Commitments and Contingencies
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
8. Subsequent events
Subsequent to April 1, 2018, the Company opened two new restaurants for a total of 95 restaurants, in 19 states.

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
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 (our "Annual Report") and those set forth under "Cautionary Statements Concerning Forward-Looking Statements" in this report.
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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of April 1, 2018, we operated 93 Chuy’s restaurants across 19 states.
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
During the 13-week period ended April 1, 2018, we opened two new restaurants and we also opened two additional restaurants subsequent to April 1, 2018. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major markets while continuing to "backfill" our existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in average weekly customer trends as well as changes in average check. Our comparable restaurant base consisted of 74 and 62 restaurants at April 1, 2018 and March 26, 2017, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Total restaurants (at end of period)	93	82
Total comparable restaurants (at end of period)	74	62
Average comparable unit volumes (in thousands)	$1,055	$1,122
Change in comparable restaurant sales (1)	(0.6)%	(0.7)%
Average check	$15.01	$14.66

(1)
We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2017, there is a one-week calendar shift in the comparison of the first fiscal quarter of 2018 ended April 1, 2018, to the first fiscal quarter of 2017 ended March 26, 2017. As a result, our comparable restaurant sales calculation is based on comparing sales in the first fiscal quarter of 2018 to sales in the corresponding calendar period of 2017. Sales for the same 74 restaurants in the comparable restaurant base in the fiscal first quarter ended April 1, 2018 decreased 1.5% compared to the first fiscal quarter of 2017 ended March 26, 2017.

Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2018 fiscal year consists of 52 weeks and our 2017 fiscal year consisted of 53 weeks.
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
Operating Costs. Operating costs consist primarily of restaurant-related operating expenses, such as supplies, utilities, repairs and maintenance, property insurance, travel, insurance, employee benefits, credit card fees, recruiting, delivery service and security. These costs generally increase with sales volume but decline as a percentage of revenue.
Occupancy Costs. Occupancy costs include rent charges, both fixed and variable, as well as common area maintenance costs, property taxes, the amortization of tenant allowances and the adjustment to straight-line rent. These costs are generally fixed but a portion may vary with an increase in sales when the lease contains percentage rent.
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
Thirteen Weeks Ended April 1, 2018 Compared to Thirteen Weeks Ended March 26, 2017
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	April 1, 2018	% of Revenue	March 26, 2017	% of Revenue	$ Change	% Change
Revenue	$93,850	100.0%	$86,904	100.0%	$6,946	8.0%
Costs and expenses:
Cost of sales	23,573	25.1%	21,825	25.1%	1,748	8.0%
Labor	33,468	35.7%	29,699	34.2%	3,769	12.7%
Operating	13,352	14.2%	12,032	13.9%	1,320	11.0%
Occupancy	7,097	7.6%	6,121	7.0%	976	15.9%
General and administrative	5,471	5.8%	4,872	5.6%	599	12.3%
Marketing	1,080	1.2%	631	0.7%	449	71.2%
Restaurant pre-opening	1,421	1.5%	1,102	1.3%	319	28.9%
Depreciation and amortization	4,713	5.0%	4,161	4.8%	552	13.3%
Total costs and expenses	90,175	96.1%	80,443	92.6%	9,732	12.1%
Income from operations	3,675	3.9%	6,461	7.4%	(2,786)	(43.1)%
Interest expense, net	16	—%	16	—%	—	—%
Income before income taxes	3,659	3.9%	6,445	7.4%	(2,786)	(43.2)%
Income tax expense	476	0.5%	1,895	2.2%	(1,419)	(74.9)%
Net income	$3,183	3.4%	$4,550	5.2%	$(1,367)	(30.0)%

Revenue. Revenue increased $6.9 million, or 8.0%, to $93.9 million for the thirteen weeks ended April 1, 2018 from $86.9 million for the comparable period in 2017. This increase was primarily driven by $9.4 million in incremental revenue from an additional 135 operating weeks provided by 13 new restaurants opened during and subsequent to the thirteen weeks ended March 26, 2017. This increase was partially offset by a decrease in revenue related to our comparable restaurants as well as non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the restaurants transition out of the 'honeymoon' period that follows a restaurant's initial opening.
In addition, there is a one-week calendar shift in the comparison of the fiscal first quarter of 2018 to the fiscal first quarter of 2017 due to the 53rd week in fiscal 2017. As a result of this shift, the week between Christmas and New Year’s, traditionally a high-volume week for the Company’s restaurants was included in the first quarter of 2017 but was replaced with an average volume week in the first quarter of 2018. This shift reduced revenue by approximately $1.4 million during the first quarter of 2018.
Adjusting for the timing of the 53rd week of 2017 and measuring performance on a comparable calendar basis, comparable restaurant sales decreased 0.6% for the thirteen weeks ended April 1, 2018 compared to the thirteen weeks ended April 2, 2017. The decrease in comparable restaurant sales was primarily driven by a 2.4% decrease in average weekly customers, partially offset by a 1.8% increase in average check. The Company estimates that comparable restaurant sales were negatively impacted by approximately 130 basis points as a result of unfavorable weather conditions, 20 basis points as a result of Easter falling in the first quarter of 2018 as compared to the second quarter of 2017, and approximately 20 basis points as a result of strategic cannibalization. Our total revenue mix attributed to bar sales was 18.5% during the thirteen weeks ended April 1, 2018 as compared to 18.3% during the comparable period in 2017.
The comparable restaurant sales calculation above is based upon comparing the sales in the first fiscal quarter of 2018 to sales in the corresponding calendar period of 2017. As a result of the 53rd week in fiscal 2017 and the one-week calendar shift, previously noted, sales for the same restaurants in the comparable restaurant base in the first fiscal quarter ended April 1, 2018 decreased 1.5% compared to the first fiscal quarter of 2017 ended March 26, 2017.
Cost of Sales. Cost of sales as a percentage of revenue remained relatively flat at 25.1% during the thirteen weeks ended April 1, 2018 as compared to the same period in 2017.
Labor Costs. Labor costs as a percentage of revenue increased to 35.7% during the thirteen weeks ended April 1, 2018 from 34.2% during the comparable period in 2017, primarily due to new store labor inefficiencies, hourly labor rate inflation on comparable stores of approximately 2.8%, and higher hourly rates in new markets.
Operating Costs. Operating costs as a percentage of revenue increased to 14.2% during the thirteen weeks ended April 1, 2018 from 13.9% during the comparable period in 2017 primarily due to deleverage resulting from the loss of the high volume week, previously discussed, as well as higher utility costs of approximately 15 basis points and higher repairs and maintenance costs of approximately 15 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.6% during the thirteen weeks ended April 1, 2018 from 7.0% during the comparable period in 2017, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets and increases in rents on extended lease terms of some existing restaurants.
General and Administrative Expenses. General and administrative expenses increased $0.6 million, or 12.3%, to $5.5 million for the thirteen weeks ended April 1, 2018 as compared to the same period in 2017. This increase was primarily driven by a $0.4 million increase in management salaries and equity compensation due to additional headcount to support our growth, $0.1 million increase in professional fees as well as $0.1 million increase in various other costs.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased $0.3 million or 28.9% to $1.4 million during the thirteen weeks ended April 1, 2018 as compared to the same period in 2017. This increase is primarily the result of differences in the timing of our development schedule and the related construction payments.
Marketing. Marketing expense increased $0.4 million or 71.2% to $1.1 million during the thirteen weeks ended April 1, 2018 as compared to the same period in 2017. This increase was a result of our new national-level marketing initiatives.
Depreciation and Amortization. Depreciation and amortization costs increased $0.5 million to $4.7 million during the thirteen weeks ended April 1, 2018 from $4.2 million during the comparable period in 2017, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirteen weeks ended April 1, 2018 our effective tax rate decreased to approximately 13.0% from approximately 29.4% during the comparable period in 2017. The decrease in our effective tax rate is primarily related to a decrease in the federal statutory tax rate from 35% to 21% effective January 1, 2018 and an increase in employee tax credits in proportion to our taxable income.
Net Income. As a result of the foregoing, net income decreased 30.0% to $3.2 million during the thirteen weeks ended April 1, 2018 from $4.6 million during the comparable period in 2017.

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
On October 26, 2017, the Company's board of directors approved a share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $30.0 million of its common shares outstanding through December 31, 2019. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of April 1, 2018, we have $28.4 million yet to be repurchased under this plan.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.
Cash Flows for Thirteen Weeks Ended April 1, 2018 and March 26, 2017
The following table summarizes the statement of cash flows for the thirteen weeks ended April 1, 2018 and March 26, 2017 (in thousands):

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Net cash provided by operating activities	$11,962	$8,235
Net cash used in investing activities	(9,989)	(7,358)
Net cash used in financing activities	(2,322)	(389)
Net (decrease) increase in cash and cash equivalents	(349)	488
Cash and cash equivalents at beginning of year	8,785	13,694
Cash and cash equivalents at end of period	$8,436	$14,182
Operating Activities. Net cash provided by operating activities increased $3.8 million to $12.0 million for the thirteen weeks ended April 1, 2018 from $8.2 million during the comparable period in 2017. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was primarily due to a $3.9 million increase in deferred lease incentives, a $1.6 decrease in accounts receivable mainly driven by a collection of an insurance settlement accrued as of the end of the fourth quarter of 2017, a $0.2 million increase in other changes to net cash provided by operating activities, partially offset by a $1.4 million decrease in net income and a $0.6 million decrease in cash related to income tax receivable.
Investing Activities. Net cash used in investing activities increased $2.6 million to $10.0 million for the thirteen weeks ended April 1, 2018 from $7.4 million during the comparable period in 2017. The increase was primarily due to the timing of our construction schedule and the related construction payments associated with our two new restaurants that opened during the thirteen weeks ended April 1, 2018, as well as expenditures related to future restaurant openings, maintaining our existing restaurants and other projects.
Financing Activities. Net cash used in financing activities increased by $1.9 million to $2.3 million for the thirteen weeks ended April 1, 2018 from $0.4 million during the comparable period in 2017. The increase was primarily due to $1.6 million repurchase of shares of our common stock in the open market during the thirteen weeks ended April 1, 2018 and repurchases of our common stock for tax payments of $0.7 million.

As of April 1, 2018, we lease six of our restaurant locations and our corporate offices from entities owned by our founders and one former executive officer. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. For our new unit openings during 2018, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $2.6 million to $3.6 million (net of estimated tenant incentives of between zero and $1.0 million). In addition, we expect to spend approximately $400,000 to $475,000 per restaurant for restaurant pre-opening costs. We currently target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1 for our new restaurants.
For 2018, we currently estimate capital expenditure outlays will range between $30.0 million and $40.0 million, net of agreed upon tenant improvement allowances and excluding approximately $3.7 million to $5.5 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $1.4 million on pre-opening costs during the thirteen weeks ended April 1, 2018. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.9 million (net of estimated tenant improvement allowances) for the opening of eight to twelve new restaurants and $8.7 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2018.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we generally operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $3.1 million at April 1, 2018 compared to a surplus of $0.9 million at December 31, 2017.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of April 1, 2018 we had no outstanding indebtedness under our Revolving Credit Facility.
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
Off-Balance Sheet Arrangements
As of April 1, 2018, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including the effect on our existing restaurants when opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax laws;

•	volatility in the price of our common stock;

•	the timing and amount of repurchases of our common stock, if any, changes to the Company’s expected liquidity position and the possibility that the repurchase program may be suspended or discontinued;

•	the impact of future sales of our common stock and the exercise of stock options and any additional capital raised by us through the sale of our common stock;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future;

•	the conflicts of interest that may arise with some of our directors; and

•	the other risks discussed under "Item 1A. Risk Factors" in our Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the three months ended April 1, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
January 1, 2018 through January 28, 2018	—	$—	—	$30.0
January 29, 2018 through February 25, 2018	—	—	—	30.0
February 26, 2018 through April 1, 2018	91,872	25.64	64,757	28.4
Total	91,872	$25.64	64,757

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock units during the first quarter of 2018, we withheld a total of 27,115 shares that are included in the total number of shares purchased column above.

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
Date: May 9, 2018

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)