Form 10-Q
period 2018-07-01
CHUY'S HOLDINGS, INC.
filed 2018-08-10
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
 __________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑	Emerging growth company	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at July 27, 2018 was 16,946,889.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 1, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,290	$8,785
Accounts receivable	1,027	2,696
Lease incentives receivable	2,158	6,351
Income tax receivable	755	1,225
Inventories	1,591	1,605
Prepaid expenses and other current assets	6,418	5,924
Total current assets	22,239	26,586
Property and equipment, net	213,102	197,255
Other assets and intangible assets, net	2,231	2,157
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$283,541	$271,967
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,086	$6,396
Accrued liabilities	16,139	16,488
Deferred lease incentives	2,846	2,773
Total current liabilities	26,071	25,657
Deferred tax liability, net	6,715	6,438
Accrued deferred rent	13,336	11,764
Deferred lease incentives, less current portion	39,128	39,146
Total liabilities	85,250	83,005

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,946,362 shares issued and outstanding at July 1, 2018 and 16,923,741 shares issued and outstanding at December 31, 2017	169	169
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at July 1, 2018 and December 31, 2017	—	—
Paid-in capital	99,830	100,140
Retained earnings	98,292	88,653
Total stockholders’ equity	198,291	188,962
Total liabilities and stockholders’ equity	$283,541	$271,967

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Revenue	$106,340	$94,472	$200,190	$181,376
Costs and expenses:

Cost of sales	26,958	24,449	50,531	46,274
Labor	37,411	31,732	70,879	61,431
Operating	14,773	13,164	28,125	25,196
Occupancy	7,472	6,324	14,569	12,445
General and administrative	5,235	4,704	10,706	9,576
Marketing	1,089	712	2,169	1,343
Restaurant pre-opening	1,310	1,722	2,731	2,824
Depreciation and amortization	4,902	4,307	9,615	8,468
Total costs and expenses	99,150	87,114	189,325	167,557
Income from operations	7,190	7,358	10,865	13,819
Interest expense, net	19	16	35	32
Income before income taxes	7,171	7,342	10,830	13,787
Income tax expense	715	2,013	1,191	3,908
Net income	$6,456	$5,329	$9,639	$9,879
Net income per common share:
Basic	$0.38	$0.32	$0.57	$0.59
Diluted	$0.38	$0.31	$0.56	$0.58
Weighted-average shares outstanding:
Basic	16,936,807	16,899,249	16,936,815	16,877,262
Diluted	17,072,179	17,016,006	17,067,715	17,006,845

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017
Cash flows from operating activities:
Net income	$9,639	$9,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,615	8,468
Amortization of loan origination costs	16	16
Stock-based compensation	1,557	1,354
Loss on disposal of property and equipment	—	14
Amortization of deferred lease incentives	(1,429)	(1,192)
Deferred income taxes	277	2,286
Changes in operating assets and liabilities:
Accounts receivable	1,669	129
Income tax receivable	470	1,216
Inventories	14	173
Prepaid expenses and other current assets	(494)	(106)
Accounts payable	(1,612)	(1,844)
Accrued liabilities and deferred rent	1,223	1,043
Deferred lease incentives	5,677	3,642
Net cash provided by operating activities	26,622	25,078
Cash flows from investing activities:
Purchase of property and equipment	(22,994)	(18,469)
Purchase of other assets	(155)	(200)
Net cash used in investing activities	(23,149)	(18,669)
Cash flows from financing activities:
Repurchase of shares of common stock	(1,618)	—
Proceeds from the exercise of stock options	412	125
Indirect repurchase of shares for minimum tax withholdings	(762)	(482)
Net cash used in financing activities	(1,968)	(357)
Net increase in cash and cash equivalents	1,505	6,052
Cash and cash equivalents, beginning of period	8,785	13,694
Cash and cash equivalents, end of period	$10,290	$19,746

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$2,302	$2,416

Supplemental cash flow disclosures:
Cash paid for interest	$19	$16
Cash paid for income taxes	$445	$406

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of July 1, 2018, the Company operated 96 restaurants in 19 states.
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
2. Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than twelve months. This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.
In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) - Targeted Improvements", which provides another transition method that allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating which transition method it will use.
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
Revenue Recognition
The Company adopted ASU 2014-09, "Revenue with Contracts from Customers (Topic 606)", in the first quarter of 2018. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this ASU was immaterial to the Company's consolidated financial statements.
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
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to herein as "restricted stock units"). For the thirteen weeks ended July 1, 2018 and June 25, 2017, there were approximately 4,600 and 25,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the twenty-six weeks ended July 1, 2018 and June 25, 2017, there were approximately 6,200 and 8,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted earnings per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
BASIC
Net income	$6,456	$5,329	$9,639	$9,879

Weighted-average common shares outstanding	16,936,807	16,899,249	16,936,815	16,877,262
Basic net income per common share	$0.38	$0.32	$0.57	$0.59

DILUTED
Net income	$6,456	$5,329	$9,639	$9,879

Weighted-average common shares outstanding	16,936,807	16,899,249	16,936,815	16,877,262
Dilutive effect of stock options and restricted stock units	135,372	116,757	130,900	129,583
Weighted-average of diluted shares	17,072,179	17,016,006	17,067,715	17,006,845
Diluted net income per common share	$0.38	$0.31	$0.56	$0.58

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of July 1, 2018, a total of 496,265 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $821,000 and $757,000 for the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively, and $1,557,000 and $1,354,000 for the twenty-six ended July 1, 2018 and June 25, 2017, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity related to stock options for the twenty-six weeks ended July 1, 2018 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	274,110	$19.54
Exercised	(23,168)	17.82
Forfeited	(936)	32.02
Outstanding at July 1, 2018	250,006	$19.65	3.69	$2,789
Exercisable at July 1, 2018	248,150	$19.57	3.67	$2,784
The aggregate intrinsic value in the table above is obtained by subtracting the exercise price from the estimated fair value of the underlying common stock as of July 1, 2018 and multiplying this result by the related number of options outstanding and exercisable at July 1, 2018. The estimated fair value of the common stock as of July 1, 2018 used in the above calculation was $30.70 per share, the closing price of the Company’s common stock on June 29, 2018, the last trading day of the second quarter. The total intrinsic value of options exercised during the twenty-six weeks ended July 1, 2018 was approximately $254,000. The fair value of options vested during the twenty-six weeks ended July 1, 2018 was approximately $255,000.
There was approximately $11,000 of total unrecognized compensation expense related to options granted under the 2006 Plan and the 2012 Plan as of July 1, 2018. This expense will be recognized ratably over the next year.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the twenty-six weeks ended July 1, 2018 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 31, 2017	258,486	$29.64
Granted	215,199	25.72
Vested	(92,155)	30.97
Forfeited	(4,427)	27.50
Outstanding at July 1, 2018	377,103	$27.10	3.08
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of July 1, 2018, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $9.1 million, which is expected to be recognized ratably over the next five years.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of July 1, 2018 the Company had no borrowings under our Revolving Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at July 1, 2018 and December 31, 2017 are summarized as follows:

	July 1, 2018	December 31, 2017
Accrued compensation and related benefits	$6,778	$5,964
Other accruals	3,615	4,101
Sales and use tax	3,044	3,131
Deferred gift card revenue	1,422	2,098
Property tax	1,280	1,194
Total accrued liabilities	$16,139	$16,488
7. Share Repurchase Program
On October 26, 2017, the Company's board of directors approved a share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $30.0 million of its common stock through December 31, 2019. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time.
We did not repurchase any shares of common stock during the thirteen weeks ended July 1, 2018. We repurchased approximately 65,000 shares of common stock during the twenty-six weeks ended July 1, 2018 for $1.6 million. As of July 1, 2018, we have $28.4 million remaining to be repurchased under this plan.
8. Commitments and Contingencies
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
9. Subsequent events
Subsequent to July 1, 2018, the Company opened one new restaurant for a total of 97 restaurants, in 19 states.

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
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 (our "Annual Report") and those set forth under "Cautionary Statement Concerning Forward-Looking Statements" in this report.
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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of July 1, 2018, we operated 96 Chuy’s restaurants across 19 states.
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
During the 13-week period ended July 1, 2018, we opened three new restaurants and we also opened one additional restaurant subsequent to July 1, 2018. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in major markets while continuing to "backfill" our existing core markets in order to build our brand awareness.
Performance Indicators
We use the following performance indicators in evaluating our performance:

•
Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For restaurant openings we incur pre-opening costs, which are defined below, before the restaurant opens. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes, which decrease to a steady level approximately six to 12 months after opening. However, operating costs during this initial six to 12 month period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately nine to 12 months after opening.

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in average weekly customer trends as well as changes in average check. Our comparable restaurant base consisted of 77 and 64 restaurants at July 1, 2018 and June 25, 2017, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Total restaurants (at end of period)	96	85	96	85
Total comparable restaurants (at end of period)	77	64	77	64
Average comparable unit volumes (in thousands)	$1,144	$1,185	$2,201	$2,307
Change in comparable restaurant sales (1)	1.0%	(1.0)%	0.3%	(0.9)%
Average check	$15.23	$14.87	$15.12	$14.77

(1)
We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2017, there is a one-week calendar shift in the comparison of the second fiscal quarter of 2018 ended July 1, 2018, to the second fiscal quarter of 2017 ended June 25, 2017. As a result, our comparable restaurant sales calculation is based on comparing sales in the second fiscal quarter of 2018 to sales in the corresponding calendar period of 2017. Sales for the same 77 restaurants in the comparable restaurant base increased 1.0% for the fiscal thirteen week period ended July 1, 2018 and decreased 0.2% for the fiscal twenty-six week period ended July 1, 2018.

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
Our business is also subject to fluctuations due to seasonality and adverse weather. The spring and summer months have traditionally had higher sales volume than other periods of the year. Timing of holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant unit volumes in some of the markets where we operate and may have a greater impact should they occur during our higher volume months. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Thirteen Weeks Ended July 1, 2018 Compared to Thirteen Weeks Ended June 25, 2017
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	July 1, 2018	% of Revenue	June 25, 2017	% of Revenue	$ Change	% Change
Revenue	$106,340	100.0%	$94,472	100.0%	$11,868	12.6%
Costs and expenses:
Cost of sales	26,958	25.4%	24,449	25.9%	2,509	10.3%
Labor	37,411	35.2%	31,732	33.6%	5,679	17.9%
Operating	14,773	13.9%	13,164	13.9%	1,609	12.2%
Occupancy	7,472	7.0%	6,324	6.7%	1,148	18.2%
General and administrative	5,235	4.9%	4,704	5.0%	531	11.3%
Marketing	1,089	1.0%	712	0.7%	377	52.9%
Restaurant pre-opening	1,310	1.2%	1,722	1.8%	(412)	(23.9)%
Depreciation and amortization	4,902	4.6%	4,307	4.6%	595	13.8%
Total costs and expenses	99,150	93.2%	87,114	92.2%	12,036	13.8%
Income from operations	7,190	6.8%	7,358	7.8%	(168)	(2.3)%
Interest expense, net	19	0.1%	16	—%	3	18.8%
Income before income taxes	7,171	6.7%	7,342	7.8%	(171)	(2.3)%
Income tax expense	715	0.6%	2,013	2.1%	(1,298)	(64.5)%
Net income	$6,456	6.1%	$5,329	5.7%	$1,127	21.1%
Revenue. Revenue increased $11.9 million, or 12.6%, to $106.3 million for the thirteen weeks ended July 1, 2018 from $94.5 million for the comparable period in 2017. This increase was primarily driven by $11.8 million in incremental revenue from an additional 147 operating weeks provided by 14 new restaurants opened during and subsequent to the thirteen weeks ended June 25, 2017 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the restaurants transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Due to the inclusion of a 53rd week in fiscal 2017, there is a one-week calendar shift in the comparison of the second fiscal quarter of 2018 to the second fiscal quarter of 2017. After adjusting for the timing of the 53rd week in fiscal 2017 and measuring restaurant performance on a comparable calendar basis, comparable restaurant sales increased 1.0% for the thirteen weeks ended July 1, 2018 compared to the thirteen weeks ended July 2, 2017. The increase in comparable restaurant sales was primarily driven by a 2.1% increase in average check, partially offset by a 1.1% decrease in average weekly customers. Our total revenue mix attributed to bar sales was 19.3% during the thirteen weeks ended July 1, 2018 as compared to 19.2% during the comparable period in 2017.
On a fiscal basis, which does not adjust for the one-week calendar shift, as previously noted, sales for the same restaurants in the comparable restaurant base for the thirteen weeks ended July 1, 2018 increased 1.0% compared to the thirteen weeks ended June 25, 2017.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 25.4% during the thirteen weeks ended July 1, 2018 from 25.9% during the same period in 2017 primarily as a result of a decrease in the cost of produce of approximately 50 basis points.
Labor Costs. Labor costs as a percentage of revenue increased to 35.2% during the thirteen weeks ended July 1, 2018 from 33.6% during the comparable period in 2017, primarily due to new store labor inefficiencies, hourly labor rate inflation on comparable stores of approximately 3.5%, and higher hourly rates in new markets, partially offset by lower training expense for our new managers.
Operating Costs. Operating costs as a percentage of revenue remained flat at 13.9% during the thirteen weeks ended July 1, 2018 and the comparable period in 2017.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.0% during the thirteen weeks ended July 1, 2018 from 6.7% during the comparable period in 2017, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets and an increase in rent on extended lease terms at some existing restaurants.
General and Administrative Expenses. General and administrative expenses increased $0.5 million, or 11.3%, to $5.2 million for the thirteen weeks ended July 1, 2018 as compared to the same period in 2017. This increase was primarily driven by a $0.4 million increase in management salaries and benefits due to both additional headcount to support our growth and performance bonuses.

Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased by $0.4 million or 23.9% to $1.3 million during the thirteen weeks ended July 1, 2018 as compared to the same period in 2017. This decrease is primarily the result of timing differences in our development schedule. During the thirteen weeks ended July 1, 2018, we incurred pre-opening costs for seven new restaurants, of which four will open in the third quarter of 2018 or later. During the comparable period in 2017, we incurred pre-opening costs for 13 new restaurants, of which eight opened in the third quarter of 2017 or later.
Marketing. Marketing expense increased $0.4 million or 52.9% to $1.1 million during the thirteen weeks ended July 1, 2018 as compared to the same period in 2017. This increase was a result of our new national-level marketing initiatives.
Depreciation and Amortization. Depreciation and amortization costs increased $0.6 million to $4.9 million during the thirteen weeks ended July 1, 2018 from $4.3 million during the comparable period in 2017, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirteen weeks ended July 1, 2018 our effective tax rate decreased to approximately 10.0% from approximately 27.4% during the comparable period in 2017. The decrease in our effective tax rate is primarily related to a decrease in the federal statutory tax rate from 35% to 21% effective January 1, 2018 and an increase in employee tax credits in proportion to our taxable income.
Net Income. As a result of the foregoing, net income increased 21.1% to $6.5 million during the thirteen weeks ended July 1, 2018 from $5.3 million during the comparable period in 2017.

Twenty-Six Weeks Ended July 1, 2018 Compared to Twenty-Six Weeks Ended June 25, 2017
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2018	% of Revenue	June 25, 2017	% of Revenue	$ Change	% Change
Revenue	$200,190	100.0%	$181,376	100.0%	$18,814	10.4%
Costs and expenses:
Cost of sales	50,531	25.2%	46,274	25.5%	4,257	9.2%
Labor	70,879	35.4%	61,431	33.9%	9,448	15.4%
Operating	28,125	14.0%	25,196	13.8%	2,929	11.6%
Occupancy	14,569	7.3%	12,445	6.9%	2,124	17.1%
General and administrative	10,706	5.3%	9,576	5.3%	1,130	11.8%
Marketing	2,169	1.1%	1,343	0.7%	826	61.5%
Restaurant pre-opening	2,731	1.4%	2,824	1.6%	(93)	(3.3)%
Depreciation and amortization	9,615	4.9%	8,468	4.7%	1,147	13.5%
Total costs and expenses	189,325	94.6%	167,557	92.4%	21,768	13.0%
Income from operations	10,865	5.4%	13,819	7.6%	(2,954)	(21.4)%
Interest expense	35	—%	32	—%	3	9.4%
Income before income taxes	10,830	5.4%	13,787	7.6%	(2,957)	(21.4)%
Income tax expense	1,191	0.6%	3,908	2.2%	(2,717)	(69.5)%
Net income	$9,639	4.8%	$9,879	5.4%	$(240)	(2.4)%
Revenue. Revenue increased $18.8 million, or 10.4%, to $200.2 million for the twenty-six weeks ended July 1, 2018 from $181.4 million for the comparable period in 2017. This increase was primarily driven by $21.2 million in incremental revenue from an additional 282 operating weeks provided by 16 new restaurants opened during and subsequent to the twenty-six weeks ended June 25, 2017. These increases were partially offset by a slight decrease in revenue from our comparable restaurants as well as a decrease in revenue related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
There is a one-week calendar shift in the comparison of the twenty-six weeks ended July 1, 2018 to the fiscal comparable period in 2017 due to the 53rd week in fiscal 2017. As a result of this shift, the week between Christmas and New Year’s, traditionally a high-volume week for the Company’s restaurants was included in the first quarter of 2017 but was replaced with an average volume week in the first quarter of 2018. This shift reduced revenue by approximately $1.4 million during the twenty-six weeks ended July 1, 2018.
Adjusting for the timing of the 53rd week of 2017 and measuring performance on a comparable calendar basis, comparable restaurant sales increased 0.3% for the twenty-six weeks ended July 1, 2018 compared to the twenty-six weeks ended July 2, 2017.

The increase in comparable restaurant sales was primarily driven by a 2.0% increase in average check, partially offset by a 1.7% decrease in average weekly customers. We estimate comparable restaurant sales were impacted by approximately 80 basis points as a result of unfavorable weather conditions and approximately 10 basis points as a result of strategic cannibalization. Our total revenue mix attributed to bar sales was 18.9% during the twenty-six weeks ended July 1, 2018 compared to 18.8% during the comparable period in 2017.
On a fiscal basis, which does not adjust for the one-week calendar shift, as previously noted, sales for the same restaurants in the comparable restaurant base for the twenty-six weeks ended July 1, 2018 decreased 0.2% compared to the twenty-six weeks ended June 25, 2017.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 25.2% during the twenty-six weeks ended July 1, 2018 from 25.5% during the comparable period in 2017. This decrease is primarily due to a decrease in the cost of chicken of approximately 10 basis points, produce of approximately 10 basis points and beef of approximately 10 basis points.
Labor Costs. Labor costs as a percentage of revenue increased to 35.4% during the twenty-six weeks ended July 1, 2018 from 33.9% during the comparable period in 2017, primarily due to new store labor inefficiencies, hourly labor rate inflation on comparable stores of approximately 3.2% and higher hourly rates in new markets, partially offset by lower training expense for our new managers.
Operating Costs. Operating costs as a percentage of revenue increased to 14.0% during the twenty-six weeks ended July 1, 2018 from 13.8% during the comparable period in 2017, primarily due to increases in to-go supplies of approximately 10 basis points driven by an increase in to-go sales of approximately 10 basis points, higher utility costs of approximately 10 basis points, higher credit card fees and delivery service charges of approximately 10 basis points, partially offset by a decrease in liquor taxes of approximately 10 basis points as we expand outside of Texas.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.3% during the twenty-six weeks ended July 1, 2018 from 6.9% during the comparable period in 2017, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets and an increase in rent on extended lease terms at some existing restaurants.
General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 11.8%, to $10.7 million for the twenty-six weeks ended July 1, 2018 from $9.6 million during the comparable period in 2017. This increase was primarily driven by an increase in management salaries and equity compensation of $0.8 million due to both additional headcount to support our growth and performance bonuses, higher travel costs of $0.1 million and a $0.2 million increase in professional fees and public company costs.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased $0.1 million, or 3.3% to $2.7 million for the twenty-six weeks ended July 1, 2018 compared to the same period in 2017. This slight decrease is primarily the result of timing differences in our development schedule and related construction payments. During the twenty-six weeks ended July 1, 2018, we incurred pre-opening costs for nine new restaurants, of which four will open in the third quarter of 2018 or later. During the comparable period in 2017, we incurred pre-opening costs for 13 new restaurants, of which eight opened in the third quarter of 2017 or later.
Depreciation and Amortization. Depreciation and amortization costs increased $1.1 million, or 13.5% to $9.6 million during the twenty-six weeks ended July 1, 2018 from $8.5 million during the comparable period in 2017, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the twenty-six weeks ended July 1, 2018 our effective tax rate decreased to 11.0% from 28.3% during the comparable period in 2017. The decrease in our effective tax rate is primarily related to a decrease in the federal statutory tax rate from 35% to 21% effective January 1, 2018 and an increase in employee tax credits in proportion to our taxable income.
Net Income. As a result of the foregoing, net income decreased 2.4% to $9.6 million during the twenty-six weeks ended July 1, 2018 from $9.9 million during the comparable period in 2017.
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
Consistent with many other restaurant and retail chain store operations, we use operating lease arrangements to operate our restaurants. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We have entered into operating leases with certain related parties with respect to six of our restaurants and our corporate headquarters.
On October 26, 2017, the Company's board of directors approved a share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $30.0 million of its common stock through December 31, 2019. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of July 1, 2018, we have $28.4 million remaining to be repurchased under this plan.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.
Cash Flows for Twenty-Six Weeks Ended July 1, 2018 and June 25, 2017
The following table summarizes the statement of cash flows for the twenty-six weeks ended July 1, 2018 and June 25, 2017 (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017
Net cash provided by operating activities	$26,622	$25,078
Net cash used in investing activities	(23,149)	(18,669)
Net cash used in financing activities	(1,968)	(357)
Net increase in cash and cash equivalents	1,505	6,052
Cash and cash equivalents at beginning of year	8,785	13,694
Cash and cash equivalents at end of period	$10,290	$19,746
Operating Activities. Net cash provided by operating activities increased $1.5 million to $26.6 million for the twenty-six weeks ended July 1, 2018 from $25.1 million during the comparable period in 2017. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was primarily due to a $2.0 million increase in deferred lease incentives due to the addition of new restaurants, and a $1.5 decrease in accounts receivable as a result of a collection of an insurance settlement accrued as of the end of the fourth quarter of 2017, partially offset by a $2.0 million decrease in deferred income tax.
Investing Activities. Net cash used in investing activities increased $4.5 million to $23.1 million for the twenty-six weeks ended July 1, 2018 from $18.7 million during the comparable period in 2017. The increase was primarily due to the timing of our construction schedule and the related construction payments associated with our five new restaurants that opened during the twenty-six weeks ended July 1, 2018, as well as expenditures related to future restaurant openings, maintaining our existing restaurants and other projects.
Financing Activities. Net cash used in financing activities increased by $1.6 million to $2.0 million for the twenty-six weeks ended July 1, 2018 from $0.4 million during the comparable period in 2017. The increase was primarily due to $1.6 million repurchase of shares of our common stock in the open market during the twenty-six weeks ended July 1, 2018.
As of July 1, 2018, we lease six of our restaurant locations and our corporate offices from entities owned by our founders and one former executive officer. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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

The capital resources required for a new restaurant depends on whether the restaurant is a ground-up construction or a conversion. For our new restaurant openings during 2018, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of approximately $2.6 million to $3.6 million (net of estimated tenant incentives of between zero and $1.0 million). In addition, we expect to spend approximately $400,000 to $475,000 per restaurant for restaurant pre-opening costs. We currently target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1 for our new restaurants.
For 2018, we currently estimate capital expenditure outlays will range between $34.0 million and $37.0 million, net of agreed upon tenant improvement allowances and excluding approximately $4.4 million to $4.8 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $2.7 million on pre-opening costs during the twenty-six weeks ended July 1, 2018. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.9 million (net of estimated tenant improvement allowances) for the opening of nine to ten new restaurants and $8.7 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2018.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we generally operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $3.8 million at July 1, 2018 compared to a surplus of $0.9 million at December 31, 2017.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of July 1, 2018, we had no outstanding indebtedness under our Revolving Credit Facility.
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
Off-Balance Sheet Arrangements
As of July 1, 2018, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.

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

•	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

•	changes in food availability and costs;

•	labor shortages and increases in our labor costs, including as a result of changes in government regulation such as the adoption of federal health care legislation;

•	food safety and food borne illness concerns;

•	increased competition in the restaurant industry and the segments in which we compete;

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the three months ended July 1, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 2, 2018 through April 29, 2018	—	$—	—	$28.4
April 30, 2018 through May 27, 2018	830	29.68	—	28.4
May 28, 2018 through July 1, 2018	—	—	—	28.4
Total	830	$29.68	—

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock units during the second quarter of 2018, we withheld a total of 830 shares that are included in the total number of shares purchased column above.

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
Date: August 9, 2018

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)