Form 10-Q
period 2018-09-30
CHUY'S HOLDINGS, INC.
filed 2018-11-08
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
 __________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at October 26, 2018 was 16,950,379.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,813	$8,785
Accounts receivable	950	2,696
Lease incentives receivable	832	6,351
Income tax receivable	1,306	1,225
Inventories	1,483	1,605
Prepaid expenses and other current assets	6,366	5,924
Total current assets	21,750	26,586
Property and equipment, net	205,112	197,255
Other assets and intangible assets, net	2,249	2,157
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$275,080	$271,967
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,236	$6,396
Accrued liabilities	18,076	16,488
Deferred lease incentives	2,860	2,773
Total current liabilities	25,172	25,657
Deferred tax liability, net	5,591	6,438
Accrued deferred rent	13,989	11,764
Deferred lease incentives, less current portion	38,675	39,146
Total liabilities	83,427	83,005

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,950,379 shares issued and outstanding at September 30, 2018 and 16,923,741 shares issued and outstanding at December 31, 2017	170	169
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Paid-in capital	100,701	100,140
Retained earnings	90,782	88,653
Total stockholders’ equity	191,653	188,962
Total liabilities and stockholders’ equity	$275,080	$271,967

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Revenue	$101,175	$92,193	$301,366	$273,570
Costs and expenses:

Cost of sales	25,899	24,659	76,430	70,933
Labor	37,395	32,423	108,274	93,855
Operating	14,947	13,201	43,072	38,396
Occupancy	7,728	6,483	22,297	18,928
General and administrative	4,811	4,814	15,517	14,390
Marketing	1,016	699	3,185	2,043
Restaurant pre-opening	994	1,244	3,725	4,068
Loss on asset impairment	12,336	—	12,336	—
Depreciation and amortization	5,089	4,483	14,705	12,951
Total costs and expenses	110,215	88,006	299,541	255,564
(Loss) income from operations	(9,040)	4,187	1,825	18,006
Interest expense, net	24	16	59	48
(Loss) income before income taxes	(9,064)	4,171	1,766	17,958
Income tax (benefit) expense	(1,554)	976	(363)	4,884
Net (loss) income	$(7,510)	$3,195	$2,129	$13,074
Net (loss) income per common share:
Basic	$(0.44)	$0.19	$0.13	$0.77
Diluted	$(0.44)	$0.19	$0.12	$0.77
Weighted-average shares outstanding:
Basic	16,948,701	16,905,705	16,940,777	16,886,743
Diluted	17,114,190	16,986,794	17,081,371	16,998,313

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017
Cash flows from operating activities:
Net income	$2,129	$13,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,705	12,951
Amortization of loan origination costs	25	25
Loss on asset impairment	12,336	—
Stock-based compensation	2,368	2,102
Loss on disposal of property and equipment	—	34
Amortization of deferred lease incentives	(2,143)	(1,853)
Deferred income taxes	(847)	2,668
Changes in operating assets and liabilities:
Accounts receivable	1,746	(354)
Income tax receivable	(81)	1,662
Inventories	122	137
Prepaid expenses and other current assets	(442)	(1,239)
Accounts payable	(2,160)	(1,607)
Accrued liabilities and deferred rent	3,813	805
Deferred lease incentives	7,278	5,922
Net cash provided by operating activities	38,849	34,327
Cash flows from investing activities:
Purchase of property and equipment	(34,656)	(29,977)
Purchase of other assets	(216)	(313)
Net cash used in investing activities	(34,872)	(30,290)
Cash flows from financing activities:
Repurchase of shares of common stock	(1,618)	—
Proceeds from the exercise of stock options	454	161
Indirect repurchase of shares for minimum tax withholdings	(785)	(491)
Net cash used in financing activities	(1,949)	(330)
Net increase in cash and cash equivalents	2,028	3,707
Cash and cash equivalents, beginning of period	8,785	13,694
Cash and cash equivalents, end of period	$10,813	$17,401

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$—	$2,817

Supplemental cash flow disclosures:
Cash paid for interest	$35	$24
Cash paid for income taxes	$565	$553

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of September 30, 2018, the Company operated 98 restaurants in 19 states.
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
2. Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than twelve months. This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) - Targeted Improvements," which provides another transition method that allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This transition method option is in addition to the existing transition method of using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.
We anticipate electing the transition method option to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our financial statements. We also anticipate taking advantage of the transition package of three practical expedients permitted within the standard, which among other things, allows the carryforward of historical lease classifications, and evaluating other practical expedients available and policy elections.
We had operating leases with remaining rental payments of approximately $404.7 million as of December 31, 2017. The discounted minimum remaining rental payments will be the starting point for determining the assets and liabilities for the rights and obligations created by those leases. While the Company is still evaluating the impact on its consolidated financial statements, we expect the adoption of this standard will have a significant impact on the Company’s consolidated balance sheet as we will recognize the right-of-use assets and liabilities for current operating leases. Our calculations of the impact are dependent on a number of key assumptions including discount rates and other factors such as the number of leases commenced, renewed or expired as of effective date of the guidance. We do not expect a significant impact on the consolidated statement of income or cash flows and overall liquidity. In preparation for the adoption of the guidance, the Company will implement controls and key systems changes to enable the preparation of financial information.
Revenue Recognition
The Company adopted ASU 2014-09, "Revenue with Contracts from Customers (Topic 606)," in the first quarter of 2018. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this ASU was immaterial to the Company's consolidated financial statements.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

The Company's revenue is mainly comprised of food and beverage sales. Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue upon redemption by the customer. ASU 2014-09 does not have an impact on revenue recognition related to food and beverage sales. However, it requires gift card breakage to be recognized as revenue proportionate to the pattern of gift card redemptions. Under the previous guidance, the Company determined breakage when the likelihood of redemption of a gift card by a customer was remote. The Company continues to record gift card breakage as a component of revenue.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company's consolidated financial statements.
3. Net (Loss) Income Per Share
The number of shares and net (loss) income per share data for all periods presented are based on the historical weighted-average shares of common stock outstanding.
Basic net (loss) income per share of the Company's common stock is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net (loss) income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to herein as "restricted stock units"). For the thirteen weeks ended September 30, 2018 and September 24, 2017, there were approximately 1,300 and 100,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive. For the thirty-nine weeks ended September 30, 2018 and September 24, 2017, there were approximately 2,600 and 32,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted (loss) income per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
BASIC
Net (loss) income	$(7,510)	$3,195	$2,129	$13,074

Weighted-average common shares outstanding	16,948,701	16,905,705	16,940,777	16,886,743
Basic net (loss) income per common share	$(0.44)	$0.19	$0.13	$0.77

DILUTED
Net (loss) income	$(7,510)	$3,195	$2,129	$13,074

Weighted-average common shares outstanding	16,948,701	16,905,705	16,940,777	16,886,743
Dilutive effect of stock options and restricted stock units	165,489	81,089	140,594	111,570
Weighted-average of diluted shares	17,114,190	16,986,794	17,081,371	16,998,313
Diluted net (loss) income per common share	$(0.44)	$0.19	$0.12	$0.77

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. The 2006 Plan was terminated by the board effective July 27, 2012, and no further awards may be granted under the plan after such date. However, the termination of the 2006 Plan did not affect outstanding awards granted. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of September 30, 2018, a total of 496,379 shares of common stock are reserved and remain available for issuance under the 2012 Plan.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $811,000 and $747,000 for the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively, and approximately $2,368,000 and $2,102,000 for the thirty-nine ended September 30, 2018 and September 24, 2017, respectively.
Stock Options
A summary of stock-based compensation activity related to stock options for the thirty-nine weeks ended September 30, 2018 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	274,110	$19.54
Exercised	(25,745)	17.64
Forfeited	(1,043)	31.59
Outstanding at September 30, 2018	247,322	$19.69	3.44	$1,907
Exercisable at September 30, 2018	245,977	$19.63	3.43	$1,906
The aggregate intrinsic value in the table above is obtained by subtracting the exercise price from the estimated fair value of the underlying common stock as of September 30, 2018 and multiplying this result by the related number of options outstanding and exercisable at September 30, 2018. The estimated fair value of the common stock as of September 30, 2018 used in the above calculation was $26.25 per share, the closing price of the Company’s common stock on September 28, 2018, the last trading day of the third quarter. The total intrinsic value of options exercised during the thirty-nine weeks ended September 30, 2018 was approximately $286,000. The fair value of options vested during the thirty-nine weeks ended September 30, 2018 was approximately $260,000.
There was approximately $8,000 of total unrecognized compensation expense related to options granted under the 2006 Plan and the 2012 Plan as of September 30, 2018. This expense will be recognized ratably over the next year.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirty-nine weeks ended September 30, 2018 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 31, 2017	258,486	$29.64
Granted	219,772	25.76
Vested	(94,395)	30.87
Forfeited	(9,007)	27.66
Outstanding at September 30, 2018	374,856	$27.10	2.91
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 30, 2018, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $8.3 million, which is expected to be recognized ratably over the next five years.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of September 30, 2018 the Company had no borrowings under our Revolving Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018	December 31, 2017
Accrued compensation and related benefits	$8,137	$5,964
Other accruals	4,056	4,101
Sales and use tax	2,742	3,131
Deferred gift card revenue	1,332	2,098
Property tax	1,809	1,194
Total accrued liabilities	$18,076	$16,488
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
We did not repurchase any shares of common stock during the thirteen weeks ended September 30, 2018. We repurchased approximately 65,000 shares of common stock during the thirty-nine weeks ended September 30, 2018 for $1.6 million. As of September 30, 2018, we have $28.4 million remaining to be repurchased under this plan.
8. Commitments and Contingencies
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.

9. Impairment of Long-lived Assets
The Company reviews long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical undiscounted cash flows and other relevant factors and circumstances. The Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans and regularly reviews any restaurants with a deficient level of cash flows for the previous 24 months to determine if impairment testing is necessary. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the restaurant to its estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value, we determine if there is an impairment loss by comparing the carrying value of the restaurant to its estimated fair value. Based on this analysis, if the carrying value of the restaurant exceeds its estimated fair value, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value.
We make assumptions to estimate future cash flows and asset fair values. The estimated fair value is generally determined using the depreciated replacement cost method and discounted cash flow projections. Estimated future cash flows are highly subjective assumptions based on Company’s projections and understanding of our business, historical operating results, and trends in sales and restaurant level operating costs.
As a result of above mentioned review process, during the third quarter of 2018 the Company identified six restaurants as impaired and recognized a $12.3 million non-cash loss on asset impairment during the third quarter of 2018. The Company did not recognize an impairment charge during the fiscal year 2017.

The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are based upon a significant degree of management judgment. The estimates used in the impairment analysis represent a Level 3 fair value measurement. The Company continues to assess the performance of restaurants and monitors the need for future impairment. Changes in the economic environment, real estate markets, capital spending and overall operating performance could impact these estimates and underlying assumptions and result in future impairment charges.
10. Subsequent events
Subsequent to September 30, 2018, the Company opened two new restaurants for a total of 100 restaurants in 19 states.

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
The following discussion contains, in addition to historical information, forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as "anticipated", "believe", "could", "should", "estimate", "intend", "may", "consider", "predict", "project", "target", and other similar terms and phrases, including references to assumptions to identify forward looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in the economic environment, real estate markets, capital spending and our overall operating performance and those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 (our "Annual Report") and those set forth under "Cautionary Statement Concerning Forward-Looking Statements" in this report.
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
Overview
We are a fast-growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of September 30, 2018, we operated 98 Chuy’s restaurants across 19 states.
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
During the 13-week period ended September 30, 2018, we opened two new restaurants and we also opened two additional restaurants subsequent to September 30, 2018. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in major markets while continuing to "backfill" our existing core markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in average weekly customer trends as well as changes in average check. Our comparable restaurant base consisted of 80 and 67 restaurants at September 30, 2018 and September 24, 2017, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Total restaurants (at end of period)	98	86	98	86
Total comparable restaurants (at end of period)	80	67	80	67
Average unit volumes (in thousands)	$1,058	$1,107	$3,257	$3,413
Change in comparable restaurant sales (1)	0.5%	(2.1)%	0.3%	(1.2)%
Average check	$15.03	$14.75	$15.09	$14.76

(1)
We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflects changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2017, there is a one-week calendar shift in the comparison of the third fiscal quarter of 2018 ended September 30, 2018, to the third fiscal quarter of 2017 ended September 24, 2017. As a result, our comparable restaurant sales calculation is based on comparing sales in the fiscal quarters of 2018 to sales in the corresponding calendar periods of 2017. Sales for the same 80 restaurants in the comparable restaurant base, on fiscal basis, decreased 0.4% for the fiscal thirteen week period ended September 30, 2018 and decreased 0.3% for the fiscal thirty-nine week period ended September 30, 2018.

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

Thirteen Weeks Ended September 30, 2018 Compared to Thirteen Weeks Ended September 24, 2017
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 30, 2018	% of Revenue	September 24, 2017	% of Revenue	$ Change	% Change
Revenue	$101,175	100.0%	$92,193	100.0%	$8,982	9.7%
Costs and expenses:
Cost of sales	25,899	25.6%	24,659	26.7%	1,240	5.0%
Labor	37,395	37.0%	32,423	35.2%	4,972	15.3%
Operating	14,947	14.8%	13,201	14.3%	1,746	13.2%
Occupancy	7,728	7.6%	6,483	7.0%	1,245	19.2%
General and administrative	4,811	4.8%	4,814	5.2%	(3)	(0.1)%
Marketing	1,016	1.0%	699	0.9%	317	45.4%
Restaurant pre-opening	994	1.0%	1,244	1.3%	(250)	(20.1)%
Loss on asset impairment	12,336	12.2%	—	—%	12,336	*
Depreciation and amortization	5,089	5.0%	4,483	4.9%	606	13.5%
Total costs and expenses	110,215	109.0%	88,006	95.5%	22,209	25.2%
(Loss) income from operations	(9,040)	(9.0)%	4,187	4.5%	(13,227)	*
Interest expense, net	24	—%	16	—%	8	50.0%
(Loss) income before income taxes	(9,064)	(9.0)%	4,171	4.5%	(13,235)	*
Income tax (benefit) expense	(1,554)	(1.5)%	976	1.0%	(2,530)	*
Net (loss) income	$(7,510)	(7.5)%	$3,195	3.5%	$(10,705)	*

* Not meaningful
Revenue. Revenue increased $9.0 million, or 9.7%, to $101.2 million for the thirteen weeks ended September 30, 2018 from $92.2 million for the comparable period in 2017. This increase was primarily driven by $10.4 million in incremental revenue from an additional 144 operating weeks during the thirteen weeks ended September 30, 2018. This increase was partially offset by a decrease in our fiscal comparable restaurant sales as well as a decrease in sales related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the restaurants transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Due to the inclusion of a 53rd week in fiscal 2017, there is a one-week calendar shift in the comparison of the third fiscal quarter of 2018 to the third fiscal quarter of 2017. After adjusting for the timing of the 53rd week, comparable restaurant sales, on a calendar basis, increased 0.5% for the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended October 1, 2017. The increase in comparable restaurant sales was primarily driven by a 1.7% increase in average check, partially offset by a 1.2% decrease in average weekly customers. The Company estimates the unfavorable weather conditions during the third quarter of 2018 more than offset the favorable impact from lapping Hurricanes Harvey and Irma last year by approximately 30 basis points. Our total revenue mix attributed to bar sales was 18.3% during the thirteen weeks ended September 30, 2018 as compared to 18.4% during the comparable period in 2017.
On a fiscal basis, which does not adjust for the one-week calendar shift, as previously noted, sales for the same restaurants in the comparable restaurant base for the thirteen weeks ended September 30, 2018 decreased 0.4% compared to the thirteen weeks ended September 24, 2017.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 25.6% during the thirteen weeks ended September 30, 2018 from 26.7% during the same period in 2017 primarily as a result of a decrease in the cost of produce of approximately 60 basis points, chicken of approximately 40 basis points, dairy and cheese of approximately 20 basis points, and beef of approximately 10 basis points. These decreases were partially offset by an increase in the cost of grocery of approximately 20 basis points.
Labor Costs. Labor costs as a percentage of revenue increased to 37.0% during the thirteen weeks ended September 30, 2018 from 35.2% during the comparable period in 2017, primarily due to new store labor inefficiencies, hourly labor rate inflation on comparable stores of approximately 3.6%, and higher hourly rates in new markets, partially offset by lower training expense for our new managers.

Operating Costs. Operating costs as a percentage of revenue increased to 14.8% during the thirteen weeks ended September 30, 2018 from 14.3% during the comparable period in 2017. This increase is driven by higher insurance costs of approximately 30 basis points and higher credit card fees and delivery service charges of approximately 20 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.6% during the thirteen weeks ended September 30, 2018 from 7.0% during the comparable period in 2017, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets and an increase in rent on extended lease terms at some existing restaurants.
General and Administrative Expenses. General and administrative expenses remained flat at $4.8 million for the thirteen weeks ended September 30, 2018 as compared to the same period in 2017. As a percentage of revenue, general and administrative expenses decreased approximately 40 basis points compared to the same period last year.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased by $0.3 million or 20.1% to $1.0 million during the thirteen weeks ended September 30, 2018 as compared to the same period in 2017. This decrease is primarily the result of timing differences in our development schedule. During the thirteen weeks ended September 30, 2018, we incurred pre-opening costs for six new restaurants, of which four will open in the fourth quarter of 2018 or later. During the comparable period in 2017, we incurred pre-opening costs for eight new restaurants, of which six opened in the fourth quarter of 2017 or later.
Marketing. Marketing expense increased $0.3 million or 45.4% to $1.0 million during the thirteen weeks ended September 30, 2018 as compared to the same period in 2017. This increase was a result of our new national-level marketing initiatives.
Loss on asset impairment. As a result of our regular impairment analysis of under-performing restaurants the Company identified six restaurants as impaired during the third quarter of 2018 and recognized a non-cash loss of $12.3 million ($11.0 million, net of tax or $0.64 per diluted share).
Depreciation and Amortization. Depreciation and amortization costs increased $0.6 million to $5.1 million during the thirteen weeks ended September 30, 2018 from $4.5 million during the comparable period in 2017, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirteen weeks ended September 30, 2018 our effective tax rate decreased to approximately 17.1% tax benefit from approximately 23.4% tax expense during the comparable period in 2017. The tax benefit in the third quarter of 2018 was primarily due to the tax impact of the non-cash loss on asset impairment of $1.3 million. Excluding the impact of the non-cash loss on asset impairment, the Company’s effective tax rate decreased to a benefit of 6.7% during the third quarter of 2018 from an expense of 23.4% for the same period in 2017. The decrease in our effective tax rate for the quarter is primarily related to a decrease in the federal statutory tax rate from 35% to 21% effective January 1, 2018 and an increase in employee tax credits in proportion to our taxable income.
Net Loss. As a result of the foregoing, net loss was $7.5 million during the thirteen weeks ended September 30, 2018 as compared to net income of $3.2 million during the comparable period in 2017.

Thirty-Nine Weeks Ended September 30, 2018 Compared to Thirty-Nine Weeks Ended September 24, 2017
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2018	% of Revenue	September 24, 2017	% of Revenue	$ Change	% Change
Revenue	$301,366	100.0%	$273,570	100.0%	$27,796	10.2%
Costs and expenses:
Cost of sales	76,430	25.4%	70,933	25.9%	5,497	7.7%
Labor	108,274	35.9%	93,855	34.3%	14,419	15.4%
Operating	43,072	14.3%	38,396	14.0%	4,676	12.2%
Occupancy	22,297	7.4%	18,928	6.9%	3,369	17.8%
General and administrative	15,517	5.1%	14,390	5.3%	1,127	7.8%
Marketing	3,185	1.1%	2,043	0.8%	1,142	55.9%
Restaurant pre-opening	3,725	1.2%	4,068	1.5%	(343)	(8.4)%
Loss on asset impairment	12,336	4.1%	—	—%	12,336	*
Depreciation and amortization	14,705	5.0%	12,951	4.7%	1,754	13.5%
Total costs and expenses	299,541	99.5%	255,564	93.4%	43,977	17.2%
Income from operations	1,825	0.5%	18,006	6.6%	(16,181)	(89.9)%
Interest expense	59	—%	48	—%	11	22.9%
Income before income taxes	1,766	0.5%	17,958	6.6%	(16,192)	(90.2)%
Income tax expense	(363)	(0.1)%	4,884	1.8%	(5,247)	*
Net income	$2,129	0.6%	$13,074	4.8%	$(10,945)	(83.7)%

* Not meaningful
Revenue. Revenue increased $27.8 million, or 10.2%, to $301.4 million for the thirty-nine weeks ended September 30, 2018 from $273.6 million for the comparable period in 2017. This increase was primarily driven by $31.6 million in incremental revenue from an additional 426 operating weeks during the thirty-nine weeks ended September 30, 2018. This increase was partially offset by a decrease in our fiscal comparable restaurant sales as well as a decrease in sales related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the restaurants transition out of the 'honeymoon' period that follows a restaurant's initial opening.
There is a one-week calendar shift in the comparison of the thirty-nine weeks ended September 30, 2018 to the fiscal comparable period in 2017 due to the 53rd week in fiscal 2017. As a result of this shift, the week between Christmas and New Year’s, traditionally a high-volume week for the Company’s restaurants was included in the first quarter of 2017 but was replaced with an average volume week in the first quarter of 2018. This shift reduced revenue by an estimated $1.4 million during the thirty-nine weeks ended September 30, 2018.
Adjusting for the timing of the 53rd week, comparable restaurant sales, on a calendar basis, increased 0.3% for the thirty-nine weeks ended September 30, 2018 compared to the thirty-nine weeks ended October 1, 2017. The increase in comparable restaurant sales was primarily driven by a 1.9% increase in average check, partially offset by a 1.6% decrease in average weekly customers. The Company estimates the comparable sales were negatively impacted by the unfavorable weather conditions during the thirty-nine weeks ended September 30, 2018 of approximately 60 basis points and approximately 10 basis points as a result of strategic cannibalization. Our total revenue mix attributed to bar sales was 18.7% during both the thirty-nine weeks ended September 30, 2018 and the comparable period in 2017.
On a fiscal basis, which does not adjust for the one-week calendar shift, as previously noted, sales for the same restaurants in the comparable restaurant base for the thirty-nine weeks ended September 30, 2018 decreased 0.3% compared to the thirty-nine weeks ended September 24, 2017.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 25.4% during the thirty-nine weeks ended September 30, 2018 from 25.9% during the comparable period in 2017. This decrease is primarily attributed to a decrease in the cost of produce of approximately 30 basis points, chicken of approximately 20 basis points, dairy and cheese of approximately 10 basis points, partially offset by an increase in the cost of grocery of approximately 10 basis points.
Labor Costs. Labor costs as a percentage of revenue increased to 35.9% during the thirty-nine weeks ended September 30, 2018 from 34.3% during the comparable period in 2017, primarily due to new store labor inefficiencies, hourly labor rate inflation on comparable stores of approximately 3.2% and higher hourly rates in new markets, partially offset by lower training expense for our new managers.
Operating Costs. Operating costs as a percentage of revenue increased to 14.3% during the thirty-nine weeks ended September 30, 2018 from 14.0% during the comparable period in 2017 primarily due to increases in to-go supplies of approximately 10 basis points and delivery service charges of approximately 10 basis points, both mainly driven by an increase in to-go sales, higher utility and maintenance costs of approximately 10 basis points, an increase in insurance costs of approximately 10 basis points, partially offset by a decrease in liquor taxes of approximately 10 basis points as we expand outside of Texas.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.4% during the thirty-nine weeks ended September 30, 2018 from 6.9% during the comparable period in 2017, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets and an increase in rent on extended lease terms at some existing restaurants.
General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 7.8%, to $15.5 million for the thirty-nine weeks ended September 30, 2018 from $14.4 million during the comparable period in 2017. As a percentage of revenue, general and administrative expenses decreased to 5.1% during thirty-nine weeks ended September 30, 2018 from 5.3% during the same period last year. The dollar increase was primarily driven by an increase in management salaries and equity compensation of $0.9 million due to both additional headcount to support our growth, higher travel costs of $0.1 million and a $0.1 million increase in professional fees and public company costs.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased $0.3 million, or 8.4% to $3.7 million for the thirty-nine weeks ended September 30, 2018 compared to the same period in 2017. This decrease is primarily the result of timing differences in our development schedule. During the thirty-nine weeks ended September 30, 2018, we incurred pre-opening costs for eleven new restaurants, of which four will open in the fourth quarter of 2018 or later. During the comparable period in 2017, we incurred pre-opening costs for 13 new restaurants, of which four opened in the fourth quarter of 2017 or later.
Marketing. Marketing expense increased $1.1 million or 55.9% to $3.2 million during the thirty-nine weeks ended September 30, 2018 as compared to the same period in 2017. This increase was a result of our new national-level marketing initiatives.
Loss on asset impairment. As a result of our regular impairment analysis of under-performing restaurants the Company identified six restaurants as impaired during the third quarter of 2018 and recognized a non-cash loss of $12.3 million ($11.0 million, net of tax or $0.64 per diluted share).
Depreciation and Amortization. Depreciation and amortization costs increased $1.7 million, or 13.5% to $14.7 million during the thirty-nine weeks ended September 30, 2018 from $13.0 million during the comparable period in 2017, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirty-nine weeks ended September 30, 2018 our effective tax rate decreased to 20.6% tax benefit from 27.2% tax expense during the comparable period in 2017. The tax benefit in the third quarter of 2018 was primarily due to the tax impact of the non-cash loss on asset impairment of $1.3 million. Excluding the impact of the non-cash loss on asset impairment, the Company’s effective tax rate decreased to 6.9% during the thirty-nine weeks ended September 30, 2018 from 27.2% for the same period in 2017. The decrease in our effective tax rate for the quarter is primarily related to a decrease in the federal statutory tax rate from 35% to 21% effective January 1, 2018 and an increase in employee tax credits in proportion to our taxable income.
Net Income. As a result of the foregoing, net income decreased 83.7% to $2.1 million during the thirty-nine weeks ended September 30, 2018 from $13.1 million during the comparable period in 2017.
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
On October 26, 2017, the Company's board of directors approved a share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $30.0 million of its common stock through December 31, 2019. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of September 30, 2018, we have $28.4 million remaining to be repurchased under this plan.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.
Cash Flows for Thirty-Nine Weeks Ended September 30, 2018 and September 24, 2017
The following table summarizes the statement of cash flows for the thirty-nine weeks ended September 30, 2018 and September 24, 2017 (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017
Net cash provided by operating activities	$38,849	$34,327
Net cash used in investing activities	(34,872)	(30,290)
Net cash used in financing activities	(1,949)	(330)
Net increase in cash and cash equivalents	2,028	3,707
Cash and cash equivalents at beginning of year	8,785	13,694
Cash and cash equivalents at end of period	$10,813	$17,401
Operating Activities. Net cash provided by operating activities increased $4.5 million to $38.8 million for the thirty-nine weeks ended September 30, 2018 from $34.3 million during the comparable period in 2017. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was primarily due to a $1.4 million increase in deferred lease incentives as a result of the addition of new restaurants; a $3.0 million increase in accrued liabilities and deferred rent mainly driven by a favorable change in hourly payroll cycle during the third quarter of 2018; and a $2.1 million decrease in accounts receivable mainly as a result of a collection of an insurance settlement accrued as of the end of the fourth quarter of 2017. This total increase of $6.5 million was partially offset by a $1.7 million increase in tax receivable as a result of lower statutory tax rates.
Investing Activities. Net cash used in investing activities increased $4.6 million to $34.9 million for the thirty-nine weeks ended September 30, 2018 from $30.3 million during the comparable period in 2017. The increase was primarily due to the timing of our construction schedule and the related construction payments associated with our seven new restaurants that opened during the thirty-nine weeks ended September 30, 2018, as well as expenditures related to future restaurant openings, maintaining our existing restaurants and other projects.
Financing Activities. Net cash used in financing activities increased by $1.6 million to $1.9 million for the thirty-nine weeks ended September 30, 2018 from $0.3 million during the comparable period in 2017. The increase was primarily due to $1.6 million repurchase of shares of our common stock in the open market during the thirty-nine weeks ended September 30, 2018.
As of September 30, 2018, we lease six of our restaurant locations and our corporate offices from entities owned by our founders and one former executive officer. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources required for a new restaurant depends on whether the restaurant is a ground-up construction or a conversion. For our new restaurant openings during 2018, our cost of a conversion or ground-up buildout requires a total cash investment of approximately $2.6 million to $3.6 million (net of estimated tenant incentives of between zero and $1.0 million). In addition, we expect to spend approximately $470,000 to $490,000 per restaurant for restaurant pre-opening costs. We currently target a cash-on-cash return beginning in the third operating year of 30.0%, and a sales to investment ratio of 1.9:1 for our new restaurants.
For 2018, we currently estimate capital expenditure outlays will range between $34.0 million and $37.0 million, net of agreed upon tenant improvement allowances and excluding approximately $4.3 million to $4.4 million of restaurant pre-opening costs for new restaurants that are not capitalized. We spent $3.7 million on pre-opening costs during the thirty-nine weeks ended September 30, 2018. These capital expenditure estimates are based on average new restaurant capital expenditures of $2.9 million (net of estimated tenant improvement allowances) for the opening of nine new restaurants and $8.7 million to maintain and remodel our existing restaurants and for general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2018.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we generally operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $3.4 million at September 30, 2018 compared to a surplus of $0.9 million at December 31, 2017.
Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of September 30, 2018, we had no outstanding indebtedness under our Revolving Credit Facility.
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
Off-Balance Sheet Arrangements
As of September 30, 2018, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
Significant Accounting Policies
Except as set forth below, there have been no material changes to the significant accounting policies from what was previously disclosed in our Annual Report filed with the SEC.

Impairment of Long-lived Assets
The Company reviews long-lived assets, such as property and equipment and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical undiscounted cash flows and other relevant factors and circumstances. The Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans and regularly reviews any restaurants with a deficient level of cash flows for the previous 24 months to determine if impairment testing is necessary. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the restaurant to its estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value, we determine if there is an impairment loss by comparing the carrying value of the restaurant to its estimated fair value. Based on this analysis, if the carrying value of the restaurant exceeds its estimated fair value, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value.
We make assumptions to estimate future cash flows and asset fair values. The estimated fair value is generally determined using the depreciated replacement cost method and discounted cash flow projections. Estimated future cash flows are highly subjective assumptions based on Company’s projections and understanding of our business, historical operating results, and trends in sales and restaurant level operating costs.
The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are based upon a significant degree of management judgment. The estimates used in the impairment analysis represent a Level 3 fair value measurement. The Company continues to assess the performance of restaurants and monitors the need for future impairment. Changes in the economic environment, real estate markets, capital spending, overall operating performance could impact these estimates and underlying assumptions and result in future impairment charges.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
July 2, 2018 through July 29, 2018	—	$—	—	$28.4
July 30, 2018 through August 26, 2018	800	28.69	—	28.4
August 27, 2018 through September 30, 2018	—	—	—	28.4
Total	800	$28.69	—

(1)
To satisfy tax withholding obligations associated with the vesting of restricted stock units during the third quarter of 2018, we withheld a total of 800 shares that are included in the total number of shares purchased column above.

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
Date: November 8, 2018

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)