Form 10-K
period 2018-12-30
CHUY'S HOLDINGS, INC.
filed 2019-03-12
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        ☐        No        ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes        ☐        No        ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of June 29, 2018 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $517 million.
The number of shares of the registrant’s common stock outstanding at March 7, 2019 was 16,884,987.

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

•	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

•	changes in food availability and costs;

•	labor shortages and increases in our labor costs, including as a result of changes in government regulation, such as the adoption of federal health care legislation;

•	food safety and food borne illness concerns;

•	increased competition in the restaurant industry and the segments in which we compete;

•
the impact of legislation and regulations regarding nutritional information, and new information or attitudes regarding diet and health or adverse opinions about the health of consuming our menu offerings;

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including the effect on our existing restaurants when opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax laws;

•	volatility in the price of our common stock;

•	the timing and amount of repurchases of our common stock, if any, changes to the Company's expected liquidity position and the possibility that the repurchase program may be suspended or discontinued;

•	the impact of future sales of our common stock and any additional capital raised by us through the sale of our common stock or grants of additional equity-based compensation;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future; and

•	other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission.
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements in this annual report, including under the heading "Risk Factors" in Item 1A of this annual report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this Form 10-K reflect our views as of the date of this annual report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements and you should carefully consider all of the factors identified in this report that could cause actual results to differ. We assume no obligation to update these forward looking statements, except as required by law.
Basis of Presentation
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2018 and 2016 fiscal years each consisted of 52 weeks and our 2017 fiscal year consisted of 53 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2018,” “fiscal 2018,” “fiscal year 2018” or similar references refer to the fiscal year ending December 30, 2018.

PART I
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's", “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.

ITEM 1.	BUSINESS
General
Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982. As of December 30, 2018, we operated 100 restaurants across 19 states, with an average annual unit volume of $4.3 million for our 81 comparable restaurants. Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex-Mex inspired dishes. We believe our employees are a cornerstone of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
Our core menu was established using recipes from family and friends of our founders, and has remained relatively unchanged over the years. We offer the same menu during lunch and dinner, which includes enchiladas, fajitas, rellenos, tacos, burritos, combination platters and daily specials, complemented by a variety of appetizers, soups and salads. Each of our restaurants also offers a variety of homemade sauces, including our signature Hatch Green Chile, Boom-Boom and Creamy Jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. Our menu offers considerable value to our customers, with our average check of $15.08 as of December 30, 2018, which we believe is on the lower end of our casual dining peer group. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the King's Punch, a made-to-order, hand-shaken rum cocktail served in our signature shaker. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 30, 2018, alcoholic beverages constituted 18.4% of our total restaurant sales.
We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, a “Nacho Car” that provides complimentary chips, salsa and chile con queso in the trunk of a classic car, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Including patio space, our restaurants range in size from 5,300 to 12,200 square feet, with seating for approximately 200 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allow us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 5,400 customers per location per week or 280,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.
Our Business Strengths
Over our 36-year operating history, we have developed and refined the following strengths:
Fresh, Authentic Mexican and Tex-Mex Inspired Cuisine. Our goal is to provide unique, authentic Mexican and Tex-Mex inspired food using only the freshest ingredients. We believe we serve authentic Mexican and Tex-Mex inspired food based on our recipes, ingredients, cooking techniques and food pairings, which originated from our founders’ friends and families from Mexico, New Mexico and Texas. Every day in each restaurant, we roast and hand pull whole bone-in chicken breasts, hand roll fresh tortillas, squeeze fresh lime juice and prepare fresh guacamole from whole avocados. In addition, we make all ten of our homemade sauces daily using high-quality ingredients. We believe this commitment to made-from-scratch, freshly prepared cooking results in great tasting, high-quality food, a sense of pride among our restaurant employees and loyalty among our customers. Some of our kitchen managers travel to Hatch, New Mexico every summer to hand-select batches of our green chiles. We believe our commitment to serving high-quality food is also evidenced by serving only Choice quality beef and fresh ingredients. We believe our servers and kitchen staff are highly proficient in executing the core menu and capable of satisfying large quantities of custom orders, as the majority of our orders are personalized.

Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex-Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers, with our average check of $15.08 as of December 30, 2018, which we believe is on the lower end of our casual dining peer group. Through our educational programs, we train our employees to make sure that each plate is prepared according to our presentation and recipe standards.
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
Deep Rooted and Inspiring Company Culture. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and restaurant experience. Since our founding in 1982, we believe we have developed close personal relationships with our customers, employees and vendors. We emphasize a fun, passionate and authentic culture and support active social responsibility and involvement in local communities. We regularly sponsor a variety of community events including our annual Chuy’s Children Giving to Children Parade and other local charitable events. We also support St. Jude Children's Research Hospital on their annual pin-up campaign, raising money and awareness for childhood cancer treatments. We believe our employees and customers share a unique energy and passion for our concept. We believe these characteristics contribute to our favorable annual employee turnover rate at our comparable restaurants and our goal of promoting 40% of restaurant-level managers from within, as well as our solid base of repeat customers.
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
Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 30, 2018, our comparable restaurants generated average unit volumes of $4.3 million, with our highest volume comparable restaurant generating approximately $9.2 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $2.4 million. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $2.0 million to $3.5 million (net of estimated tenant incentives of between zero and $1.0 million).
Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. As of December 30, 2018 our senior management team had an average of approximately 34 years of restaurant experience and our 101 general managers had an average tenure at Chuy’s of approximately 6 years. In 2007, we hired our CEO and President, Steve Hislop. Mr. Hislop is the former President of O’Charley’s Restaurants, where he spent 19 years performing a variety of functions, including serving as Concept President and a member of the board of directors, and helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants during his tenure. Since Mr. Hislop’s arrival in 2007, we have accelerated our growth plan and opened 92 new restaurants, net of one relocation, as of December 30, 2018, and entered 18 new states.
Our Business Strategies
Pursue New Restaurant Development. We plan to identify and pursue major markets for expansion, where we believe we can achieve high unit volumes and attractive unit level returns, while at the same time backfilling our existing markets to continue to build brand awareness. We believe the broad appeal of the Chuy’s concept, historical unit economics and flexible real estate strategy enhance the portability of our concept and provide us opportunity for continued expansion. Currently, our new restaurant development primarily consists of ground up construction and conversions of existing structures.
We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. In 2016, we opened twelve new restaurants, one in a new market and eleven backfilling existing markets. We opened eleven new restaurants in 2017, three in new markets and eight backfilling existing markets. We opened nine new restaurants in 2018, one in a new market and eight backfilling existing markets. During 2019, we plan to open a total of five to seven restaurants in proven existing markets.
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
We prioritize customer service in our restaurants, and will continue to invest significantly in ongoing training of our employees. In addition to our new manager's training program and frequent “Culture Clubs,” 20 to 24 of our trainers are dispatched to open new restaurants and ensure a solid foundation of customer service, food preparation and our cultured environment. We believe these initiatives will help enhance customer satisfaction, minimize wait times and help us serve our customers more efficiently during peak periods, which we believe is particularly important at our restaurants that operate at or near capacity.
Leverage Our Infrastructure. In preparation for our new restaurant development plan, we have made investments in our infrastructure over the past several years. We believe we now have the corporate and restaurant-level supervisory personnel in place to support our growth plan for the foreseeable future without significant additional investments in infrastructure. Therefore, we believe that as the restaurant base grows, our general and administrative costs are expected to increase at a slower growth rate than our revenue.
Real Estate
As of December 30, 2018, we leased 107 locations, of which 87 are free-standing restaurants and 20 are end-cap or in-line restaurants in Class A locations. During the year ended December 30, 2018, we also purchased one lot for development of a free-standing restaurant. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Including patio space, our restaurants range in size from approximately 5,300 to 12,200 square feet, averaging approximately 8,500 square feet with seating capacity for approximately 200 to 400 customers. Since the beginning of 2008 through December 30, 2018, we have opened 92 new restaurants, net of one relocation. Since our inception in 1982 through December 30, 2018, we have moved three locations and closed three locations. Subsequent to fiscal year 2018, we closed one restaurant in Miami, Florida and another restaurant in Cumberland, Georgia. All of our leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial terms of our leases are 10 or 15 years in length with two to three, five-year extension options. The initial terms of our leases currently expire between 2021 and 2039. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.

Site Selection Process
We have developed a targeted site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We are currently pursuing restaurants in existing markets, and we will continue to expand in selected regions throughout the U.S. Our Director of Real Estate and Development works with a master broker who is responsible for identifying and working with local brokers to conduct preliminary research regarding possible development locations. This master broker also assists in site selection and market research. The preliminary research includes an analysis of traffic patterns, parking, access, demographic characteristics, population density, hotel occupancy, major employers, restaurant sales, level of affluence and current or expected co-retail and restaurant tenants. Our Director of Real and Estate Development and the master broker then present potential sites to our Vice President of Real Estate and Development. If our financial criteria for the site are satisfied, our Vice Presidents of Operations and Chief Executive Officer visit the site and our management negotiates the lease. The key criteria we have for a site is that the population within a three mile radius of the restaurant has a high concentration of our target demographic, which is persons ages 21 to 44 and persons with median income ranges in excess of $60,000 per year that dine out frequently. We also prefer locations with high visibility, especially in a new market, and ample surface parking spaces.
Subsequent to December 30, 2018, we engaged a full-service spatial analytics firm to conduct a comprehensive analysis of new market potential, customer profiling and site selection. This will enhance our market and site selection process with location-based data analytics for our development plan for 2020.
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
Design
After identifying a site, we commence our restaurant buildout. We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain certain distinguishable elements across virtually all locations – hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, a “Nacho Car” that provides complimentary chips, salsa and chile con queso in the trunk of a classic car, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Nearly all of our restaurants feature outdoor patios. Additionally, our flexible seating arrangements allow us to cater to families and parties of all sizes including larger groups, which we believe is a key differentiator from other casual dining operators.
Our new restaurants are either ground-up prototypes or conversions. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $2.0 million to $3.5 million (net of estimated tenant incentives of between zero and $1.0 million). The flexibility of our concepts has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 14 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.
The development and construction of our new sites is the responsibility of our real estate and development team. Several project managers are responsible for building the restaurants, and several staff members manage purchasing, budgeting, scheduling and other related administrative functions.
New Restaurant Development
We have opened 92 new locations, net of one relocation, since the beginning of 2008 through December 30, 2018 and our management believes we are well-positioned to continue our growth through our new restaurant pipeline, which includes locations currently under development. We maintain a commitment to capitalizing on opportunities and realizing efficiencies in our existing markets. Additionally, we seek to identify new markets in which we believe there is capacity for us to open multiple restaurants.
Restaurant Operations
We currently have twenty-one supervisors that report directly to our four Vice Presidents of Operations who in turn report to our Chief Operating Officer. Each supervisor oversees an average of approximately four to six restaurants. The staffing at our restaurants typically consists of a general manager, a kitchen manager and three to five assistant managers. In addition, each of our restaurants employs approximately 100 hourly employees. Our Chief Operating Officer was appointed in September 2018 and has served the Company in different roles since 2010.

Sourcing and Supply
As of December 30, 2018, we have one national distributor, Performance Food Group (“PFG”), and various other suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. Our national distributor makes deliveries to each restaurant two to three times each week. Our distributor relationship with PFG has been in place for approximately six years and, as of July 1, 2018, now covers all of our locations. Previously, we used Labatt Foodservice in Texas, Oklahoma, Louisiana and Colorado across 42 locations as well as PFG in the rest of the United States across the other 58 locations. The transition to one national distributor maximizes purchasing efficiency and facilitates distribution logistics. For our chicken products, we now also rely on one supplier for all of our locations. For our green chiles, we contract to buy through suppliers located in New Mexico. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Changes in the price or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
We are currently under contract with our principal non-alcoholic beverage providers through the fall of 2020 and intend to renew these contracts in the fall of 2019. Our ability to arrange national distribution of alcoholic beverages is restricted by state law; however, where possible, we negotiate directly with spirit companies and/or regional distributors. We also contract with a third-party provider to source our cooking oil.
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
Building Our Brand
We believe our restaurants appeal to a broad spectrum of customers due to our freshly-prepared food and beverage offerings, attentive service and festive dining experience. Our target demographic is persons ages 21 to 44 and persons with median income in excess of $60,000 per year that dine out frequently. We aim to build our brand image and awareness at the company level while retaining local neighborhood relationships. We achieve this through digital initiatives and targeted traditional advertising that attract new customers combined with local store marketing initiatives aimed at increasing the frequency of visits by our current customers. We partner with a national media marketing agency and a full-service marketing communication agency to plan our marketing strategy and our core creative direction. At the local level, we primarily foster relationships with local schools, hotels, businesses, sports teams and neighborhood associations and sponsor local charity events. We also focus on generating significant brand awareness at new restaurant openings.
Digital Marketing
We have increased our digital presence through search and mobile advertising, online listings and paid social media promotions. In addition to reaching a larger audience with targeted messaging and radius geo-fencing, we are gathering more accurate demographic information and insight into our customers behaviors. Our Online Ordering platform is fully integrated with our digital initiatives, generating another data point. Our increased social media presence has enabled us to reach a significant number of people in a timely fashion and at a low cost. We use Facebook, Instagram and Twitter to promote our brand. We have a Facebook page and a social media champion for every restaurant, allowing us to connect to the community with local content and celebrate our people and our culture.
Local Store Marketing
Since our founding in 1982, Chuy’s success has stemmed from close personal relationships with our customers, employees and vendors. We believe the Chuy’s culture, which emphasizes fun and authenticity while fostering social responsibility and involvement in local communities, is one of our most valuable assets, and we are committed to preserving and continually investing in it.
A key aspect of our local restaurant marketing/branding strategy is developing community relationships. Our restaurant managers are closely involved in developing and implementing our local store marketing initiatives.
We regularly support a variety of community events, primarily focusing on helping children's charities. Over Thanksgiving weekend, we host the Chuy’s Children Giving to Children Parade, which collects toys for Operation Blue Santa in Austin, Texas. Operation Blue Santa gives gifts and holiday meals to families in need in Central Texas. Other local events include the Give Kids the World and Something mAAgic Foundation event in Orlando, Florida, the Youth for Tomorrow Golf Classic in Northern Virginia, and the Vanderbilt Children's Hospital River of Hope Radiothon in Nashville, Tennessee.
A strong relationship with our green chile farmer in Hatch, New Mexico, has resulted in our long-standing Green Chile Festival, one of our largest annual promotions. During the peak of harvest season in late summer, we celebrate the Hatch green chile with special menu items and promotional giveaways.
New Restaurant Openings
We have a marketing strategy that we use in connection with opening new restaurants to help build local brand recognition and create a “buzz”. We engage local public relations partners to assist us with earned media coverage, identifying events for Chuy’s to be a part of, establishing relationships with local charities and networking with community leaders. We strategically choose community events in the months leading up to our opening date to promote the new location and build local relationships. We employ a variety of pre-opening marketing initiatives such as paid social media promotions, delivering free food to businesses highlighting our defining differences, fundraising for our charity partner and hosting a dog event to collect pictures for our “dog wall.” On opening day, we promote our “First 50” contest, giving the first 50 customers in line a punch card for free Chuy’s every month for a year.
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
Management Information Systems
Our new point-of-sale system ("POS") services all of our restaurants and allows for easy integrations from other business applications. Our new POS processes payments, collection of cash, credit and debit card transactions and other processes and procedures. We also use an enterprise back office software program in all of our locations. This program compiles our sales, accounts payable, payroll, inventory and purchasing information and communicates that information to our headquarters to provide visibility into our restaurant level operations.
We accept credit cards as a method of payment at all of our restaurants. In an effort to provide the best security to our customers' credit card information, we utilize P2Pe solution, an encryption platform, to ensure that no credit card data is stored in our internal systems. We also use equipment that can process smart payment cards, commonly referred to as EMV (Europay, Mastercard and Visa) for credit card processing. In addition, we deployed industry-leading switching and firewall protection at all company owned internet connections. This allowed us to increase our visibility into the use of our private network, and enhanced our ability to detect malicious or improper digital activity. During 2018, we implemented an online ordering system, which is fully integrated with our POS. This will facilitate the growth of our off-premise sales.
In 2019, we plan to invest in business intelligence technologies and data infrastructure, which will create efficiencies and simplify our business operations.
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
For the twelve months ended December 30, 2018, 18.4% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. We are subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
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
We are or may become subject to laws and regulations requiring disclosure of calorie, fat, trans-fat, salt and allergen content.  Several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another and many of which may be superseded by the new federal regulations under the Patient Protection and Affordable Care Act of 2010 ("PPACA") which went into an effect on May 7, 2018. The PPACA federal legislation requires chain restaurants with 20 or more locations in the United States to comply with federal nutritional disclosure requirements. However, future regulatory action may result in changes to the federal nutritional disclosure requirements. For additional information, see “Risk Factors - Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.” While we believe our ability to adapt to consumer preferences is a strength of our concept, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.
There is also a potential for increased regulation of food in the United States, such as requirements to maintain a HACCP system. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have adopted legislation or implemented regulations which require restaurants to develop and implement HACCP Systems. Similarly, the United States Congress and the FDA continue to expand the sectors of the food industry that must adopt and implement HACCP programs. We cannot assure you that we will not have to expend additional time and resources to comply with new food safety requirements either required by current or future federal food safety regulation or legislation. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.
We are subject to a variety of federal and state environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2018, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.
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

Intellectual Property
We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand and differentiating our brand from our competitors. We currently own registrations from the United States Patent and Trademark Office (“USPTO”) for the following trademarks: Chuy’s; Chuy’s Mil Pescados Bar (stylized lettering); Chuy’s Green Chile Festival; Fish with sunglasses (our emblematic fish design); and Chuy’s Children Giving to Children Parade, which we have the right to use under our Parade Sponsorship agreement. We have also registered our chuys.com domain name. However, as a result of our settlement agreement with an unaffiliated entity, Baja Chuy's Mesquite Broiler, Inc. ("Baja Chuy’s"), we may not use “Chuy’s” in Nevada, California or Arizona. An important part of our intellectual property strategy is the monitoring and enforcement of our rights in markets in which our restaurants currently exist or markets which we intend to enter in the future. We also monitor trademark registers to oppose the applications to register confusingly similar trademarks or to limit the expansion of the scope of goods and services covered by existing similar trademarks. We enforce our rights through a number of methods, including the issuance of cease-and-desist letters or making infringement claims in federal court.
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
Employees
As of December 30, 2018, we had approximately 9,000 employees, including 100 corporate management and staff personnel, 700 restaurant level managers and 8,200 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees.
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
Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of December 30, 2018, we operated 100 restaurants, of which 19 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
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

•	increased competition in the restaurant industry, particularly in the Mexican cuisine and casual and fast-casual dining segments;

•	changes in consumer preferences;

•	customers’ budgeting constraints;

•	customers' acceptance of our brand in new markets;

•	customers’ failure to accept menu price increases that we may make to offset increases in key operating costs;

•	our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambience and service; and

•	customer experiences from dining in our restaurants.
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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 to 100 restaurants as of December 30, 2018. We plan to open a total of five to seven restaurants during fiscal year 2019. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

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
Failure to manage our growth effectively could harm our business.  We have grown significantly since 2008 and intend to continue growing in the future.  Our objective is to grow our business and increase stockholder value by (1) expanding our base of restaurants that are profitable and (2) increasing sales and profits at existing restaurants.  While both these methods of achieving our objective are important to us, historically the most significant means of achieving our objective has been through opening new restaurants and operating these restaurants on a profitable basis.  As we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will decline, which may make it increasingly difficult to achieve levels of sales and profitability growth that we have seen in the past.  In addition, our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel.  We also have placed an emphasis on our culture, which we believe has been an important contributor to our success. As we grow, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business and operating results could be materially adversely impacted.
Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.
Our opening costs continue to be significant and the amount incurred in any single year or quarter is dependent on the number of restaurants expected to be opened during that time period. As such, our decision to either decrease or increase the rate of openings may have a significant impact on our financial performance for the period of time being measured. Therefore, if we decide to reduce our openings, our comparable opening costs will be lower and the short-term effect on our comparative financial performance will be favorable. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in opening costs will have an unfavorable short-term impact on our comparative financial performance.
We occupy most of our restaurants under long-term non-cancelable leases for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms.
Many of our current leases are non-cancelable and typically have initial terms ranging from 10 to 15 years with two to three five-year extension options. The initial terms of our leases currently expire between 2021 and 2039. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments or otherwise perform under one of our leases after a restaurant closes or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.
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
The restaurant industry depends on consumer discretionary spending. Economic conditions may remain volatile and may repress consumer confidence and discretionary spending. If current volatile economic conditions continue for a prolonged period of time or worsen, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out. We believe that if the current volatile economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales.
Changes in consumer buying patterns, particularly e-commerce sites and off premise sales affect our revenues, operating results and liquidity.
In the last several years, off premise sales, specifically delivery, have increased due to consumer demand for convenience. While we plan to continue to invest in the growth of our off premise sales, there can be no guarantee that we will be able to increase our off premise sales. Off premise sales could also cannibalize dine in sales, or our systems and procedures may not be sufficient to handle off premise sales, which require additional investments in technology or people. Additionally, delivery from our restaurants is through third party delivery companies. These third party delivery companies require us to pay them commissions, which lower our profit margin on those sales; however, we believe that the majority of such sales are incremental. Any bad press, whether true or not, regarding third party delivery companies or their business model may negatively impact our sales. If these third party delivery companies cease doing business with us, or cannot make their scheduled deliveries, or do not continue their relationship with us on favorable terms, it will have a negative impact on sales or result in increased third party delivery fees.
Damage to our reputation or lack of acceptance of our brand in existing or new markets could negatively impact our business, financial condition and results of operations.
We believe we have built our reputation on the high-quality of our food, service and staff, as well as on our unique culture and the ambience in our restaurants, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand, including any foodborne illness or foodborne illness scare could significantly reduce its value and damage our business. For example, our brand value could suffer and our business could be adversely affected if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambience, or otherwise believe we have failed to deliver a consistently positive experience. Additionally, negative incidents that occur at other restaurants may decrease demand for restaurant dining broadly including at our restaurants.
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
Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is high and readily available. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information online could harm our business, prospects, financial condition and results of operations, regardless of the information’s accuracy.
Our brand could also be confused with brands that have similar names, including Baja Chuy’s, an unaffiliated restaurant chain with whom we have entered into a settlement agreement regarding use of the Chuy’s name. As a result, our brand value may be adversely affected by any negative publicity related to Baja Chuy’s or any other restaurant that may use brand names, trademarks or trade dress that are similar to ours.
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
Approximately 36% of our restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.
As of December 30, 2018, we operated a total of 36 restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas, local labor issues, terrorist attacks, changes in energy prices, adverse weather conditions, hurricanes, droughts, fires or other natural or man-made disasters could have a material adverse effect on our business and operations.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on one national distributor, PFG, and various other suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. For our chicken products, we rely on one supplier for all of our locations. For our green chiles, each year we contract with a supplier to buy from a group of farmers in Hatch, New Mexico, which we have the right to select under our agreement. If and to the extent the farmers are unable or do not supply a sufficient amount of green chiles or if we need chiles out of season, we purchase the excess amount from several approved suppliers. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Any increase in distribution prices, increase in the prices charged by suppliers or failure to perform by these third-parties could cause our food costs to increase or us to experience short-term unavailability of certain products. Failure to identify an alternate source of supply for these items may result in significant cost increases and an inability to provide certain of the items on our menu. If these events occur, it may reduce the profitability of certain of our offerings and may cause us to increase our prices. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price, as a result of inflation or otherwise, or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customer’s demands, which could materially adversely affect our profitability and reputation.
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
In addition, many of our restaurant personnel are hourly workers subject to various minimum wage requirements or changes to tip credits. Mandated increases in minimum wage levels and changes to the tip credit, which are the amounts an employer is permitted to assume an employee receives in tips when calculating the employee’s hourly wage for minimum wage compliance purposes, have recently been and continue to be proposed and implemented at both federal and state government levels. For example, some states do not require employees to pool tips in order to share those tips with wait staff, bartenders and bussing staff. As a result, we may be required to pay our wait staff, bartenders and bussing staff in these states additional amounts to ensure they receive minimum wage. Continued minimum wage increases or changes to allowable tip credits may further increase our labor costs or effective tax rate.
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
Our restaurants are highly dependent on qualified management and operating personnel. Qualified individuals have historically been in short supply and an inability to attract and retain them would limit the success of our existing restaurants as well as our development of new restaurants. We place a heavy emphasis on the qualification and training of our personnel and believe we spend significantly more on training our employees than our competitors. We can make no assurances that we will be able to attract and retain qualified individuals in the future which may have a more significant effect on our operation than those of our competitors. Additionally, the cost of attracting and retaining qualified individuals may be higher than we anticipate, and as a result, our profitability could decline.
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
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. The FDA finalized regulations to implement the nutritional menu labeling provisions of the PPACA. These final regulations became effective in May 2018. They establish a uniform, federal requirement for certain restaurants, including ours, to post nutritional information on their menus. We are required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends and eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position.
Multiple jurisdictions in which we operate have recently enacted new requirements that require us to adopt and implement a Hazard Analysis and Critical Control Points (“HACCP”) System for managing food safety and quality. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We expect to incur certain costs to comply with these regulations and these costs may be more than we anticipate. Our business, results of operations and financial position may be adversely affected if we fail to comply with these laws or regulations or our HACCP system is unable to prevent an issue.
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
Quarterly results have been, and in the future may continue to be, significantly impacted by the timing of new restaurant openings (often dictated by factors outside of our control), including associated restaurant pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new restaurants. We typically incur the most significant portion of restaurant pre-opening expenses associated with a given restaurant within the five months immediately preceding and the month of the opening of the restaurant. Further, we may encounter increased competition in obtaining lease sites and, as a result, may be unable to negotiate similar levels of tenant incentives under our new leases. If we are unable to obtain similar levels of tenant incentives for a particular unit, we would expect to incur increased capital expenditures in advance of opening and pay lower rent with respect to the restaurant. Our experience has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Our new restaurants commonly take nine months to one year to reach planned operating levels due to inefficiencies typically associated with new restaurants, including the training of new personnel, lack of market awareness, inability to hire sufficient qualified staff and other factors. Accordingly, the volume and timing of new restaurant openings has had, and may continue to have, a meaningful impact on our profitability. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and these fluctuations may cause our operating results to be below expectations of public market analysts and investors.
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
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Steve Hislop, our Chief Executive Officer, and our other senior officers. We currently have employment agreements in place with Messrs. Hislop, Howie, Hatcher and Mountford. The loss of the services of our CEO, other senior officers or other key employees could have a material adverse effect on our business and plans for future development. We currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees. If we are unable to retain these key members of management, our business, results of operations and financial condition could be adversely affected.
Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
During fiscal years 2016, 2017 and 2018 we opened twelve, eleven and nine restaurants, respectively. During 2019, we plan to open a total of five to seven restaurants. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.

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
At December 30, 2018 we had no outstanding indebtedness under our Revolving Credit Facility.
Our Revolving Credit Facility places certain conditions on us, including that it:

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our Revolving Credit Facility are at variable rates;

•	limits our ability to obtain additional financing in the future for working capital or other purposes; and

•	could place us at a competitive disadvantage compared to our competitors.
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
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Deficient restaurant-level cash flow (defined as restaurant net income plus depreciation, gain and/or loss on assets and pre-opening expense) over the previous 24-month period in a stabilized location is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated undiscounted future cash flow expected to be generated by the restaurant. If the carrying amount of the restaurant exceeds estimated future cash flow, an impairment charge is recognized for the amount by which the asset’s carrying amount exceeds its fair value. As a result of the above-mentioned review process, we recognized a non-cash loss on asset impairment of $12.3 million related to six restaurants in fiscal 2018. We did not recognize an impairment charge during fiscal 2017 or 2016.
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
We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, operating results and financial condition.
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
Future sales of our common stock in the public market could lower our share price and any additional capital raised by us through the sale of our common stock or the granting of additional equity-based compensation may dilute your ownership in us.
Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or equity awards granted in the future may adversely affect the market price of our common stock. Such sales could also create public perception of difficulties or problems with our business. These sales might also make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.
For additional information regarding our outstanding awards, see Note 11 of Notes to Consolidated Financial Statements included elsewhere this annual report.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
As of December 30, 2018, we operated 100 Chuy’s restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	2
Arkansas	3
Colorado	3
Florida	12
Georgia	4
Illinois	3
Indiana	2
Louisiana	1
Kentucky	4
Kansas	2
Maryland	2
Missouri	1
North Carolina	4
Ohio	5
Oklahoma	3
South Carolina	1
Tennessee	6
Texas	36
Virginia	6
Total	100

As of December 30, 2018 we have also signed leases and are in development for five additional restaurants one in Colorado Springs, Colorado; one in Huntsville, Alabama; one in Hamburg, Kentucky; one in Houston, Texas; and one in Columbus, Ohio. We lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. In addition to these leased properties, we purchased one lot for development in Carmel, Indiana. For additional information regarding our obligations under our leases, see Note 9 to our Consolidated Financial Statements.
All of our restaurant leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our restaurant leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease term is 10 or 15 years in length with two to three five-year extension options. The initial terms of our leases currently expire between 2021 and 2039. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.

ITEM 3.	LEGAL PROCEEDINGS
Occasionally we are a party to various legal actions arising in the ordinary course of our business including claims resulting from “slip and fall” accidents, employment related claims and claims from customers or employees alleging illness, injury or other food quality, health or operational concerns. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of December 30, 2018, we are not a party to any material pending legal proceedings and are not aware of any claims that could have a materially adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares are traded on the Nasdaq Global Select Market under the symbol “CHUY”.
Holders
As of March 7, 2019, there were approximately six holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy and Stock Repurchases
During the fiscal years ended December 30, 2018 and December 31, 2017 we did not declare or pay any dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation, growth of our business and, to the extent that our board of directors believes appropriate in light of market conditions, the repurchase of shares of our common stock pursuant to the board-approved share repurchase plan. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
On October 26, 2017, the Company's board of directors approved a share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $30.0 million of its common stock through December 31, 2019. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of December 30, 2018, we had $26.4 million yet to be repurchased under this plan.
Purchases of Equity Securities by the Issuer
The table below provides information with respect to our purchase of shares of our common stock during the three months ended December 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
October 1, 2018 - October 28, 2018	—	$—	—	$30.0
October 29, 2018 - November 25, 2018	94,813	21.4	94,813	26.4
November 26, 2018 - December 30, 2018	—	—	—	26.4
Total	94,813	$21.4	94,813

(1)
On November 2, 2017, we announced that our Board of Directors authorized us to repurchase an indeterminate number of our common stock through December 31, 2019 at an aggregate market value of up to $30.0 million.

Stock Performance Chart
The following graph compares the cumulative six-year stockholder return on our common stock relative to the Nasdaq Composite, the S&P 600 Restaurants Index and a peer group consisting of: Bloomin' Brands, Inc., Brinker International, Inc., The Cheesecake Factory Incorporated, BJ's Restaurants, Inc., Famous Dave's of America, Inc., Red Robin Gourmet Burgers, Inc. and Texas Roadhouse, Inc. The peer group consists of companies which compete in the casual dining segment of the restaurant industry. The comparison assumes a $100 initial investment and the reinvestment of dividends. This graph is furnished and not filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the below stock performance graph is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

	12/30/2012	12/29/2013	12/28/2014	12/27/2015	12/25/2016	12/31/2017	12/30/2018
Chuy's Holdings, Inc.	$100.00	$163.31	$86.89	$138.83	$146.90	$125.06	$80.07
S&P 600 Restaurants	$100.00	$163.95	$205.81	$197.30	$234.29	$243.20	$263.74
Peer Group	$100.00	$151.98	$174.96	$151.36	$185.14	$180.63	$191.67
NASDAQ Composite Index	$100.00	$140.41	$162.38	$170.54	$184.53	$233.20	$222.43

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 30, 2018 are derived from our audited consolidated financial statements. Not all periods shown below are discussed in this Annual Report on Form 10-K. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Years Ended (1)
	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015	December 28, 2014
	(Amounts are shown in thousands, except per share amounts)
Consolidated Statements of Income:
Revenue	$398,200	$369,589	$330,613	$287,062	$245,101
Costs and Expenses:
Cost of sales	101,946	96,270	85,542	75,686	69,159
Labor	144,325	128,846	110,730	93,625	82,665
Operating	57,457	51,462	45,900	39,954	33,897
Occupancy	30,028	25,642	22,204	19,019	15,167
General and administrative	20,725	18,661	17,560	16,176	11,693
Marketing	3,929	2,756	2,390	2,249	1,719
Restaurant pre-opening	4,382	6,233	5,348	4,417	4,539
Impairment and closure costs	12,336	—	1,517	4,360	—
Gain on insurance settlements	—	(1,362)	—	—	—
Depreciation and amortization	19,804	17,560	15,081	12,827	10,310
Total cost and expenses	394,932	346,068	306,272	268,313	229,149
Income from operations	3,268	23,521	24,341	18,749	15,952
Interest expense, net	83	65	63	110	124
Income before income taxes	3,185	23,456	24,278	18,639	15,828
Income tax (benefit) expense	(2,354)	(5,500)	7,034	5,743	4,337
Net income	$5,539	$28,956	$17,244	$12,896	$11,491
Per Share Data:
Basic net income per share	$0.33	$1.71	$1.03	$0.78	$0.70
Diluted net income per share	$0.32	$1.70	$1.02	$0.77	$0.69
Weighted average common stock outstanding
Basic	16,931,589	16,894,986	16,676,073	16,470,278	16,427,732
Diluted	17,062,347	17,003,233	16,887,882	16,739,387	16,709,471
Consolidated Balance Sheets Data:
Cash and cash equivalents	$8,199	$8,785	$13,694	$8,529	$3,815
Net working (deficit) capital	(8,913)	929	(417)	(7,785)	(4,823)
Total assets	277,084	271,967	240,728	201,448	179,212
Total debt	—	—	—	—	8,750
Total stockholders’ equity	$193,851	$188,962	$157,065	$133,057	$118,188

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
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of December 30, 2018, we operated 100 Chuy’s restaurants across 19 states.
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
We opened nine restaurants in fiscal 2018. During 2019, we plan to open a total of five to seven restaurants. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major new markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 81, 70 and 61 restaurants at December 30, 2018, December 31, 2017 and December 25, 2016, respectively.

•
Average Check. Average check is calculated by dividing revenue by total entrées sold for a given time period. Average check reflects menu price increases as well as changes in menu mix. Our management team uses this indicator to analyze trends in customers’ preferences, effectiveness of changes in menu and price increases as well as per customer expenditures.

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

The following table presents operating data for the periods indicated:

	Year Ended
	December 30, 2018		December 31, 2017	December 25, 2016
Total restaurants (at end of period)	100		91	80
Total comparable restaurants (at end of period)	81		70	61
Average unit volumes (in thousands)	$4,264	(1)	$4,439	$4,581
Change in comparable restaurant sales (1)	0.5%	(1)	(0.7)%	0.8%
Average check	$15.08		$14.75	$14.48

(1)
We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2017, there is a one-week calendar shift in the comparison of fiscal year 2018 to the fiscal year 2017. As a result, our comparable restaurant sales calculation is based on comparing sales in the fiscal year 2018 to sales in the corresponding calendar periods of 2017. Sales for the same 81 restaurants in the comparable restaurant base, on fiscal basis, increased 0.2% for the year ended 2018.

Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2018 and 2016 fiscal years each consisted of 52 weeks, our 2017 fiscal year consisted of 53 weeks.
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

Results of Operations
52 Weeks Ended December 30, 2018 Compared to the 53 Weeks Ended December 31, 2017
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 30, 2018	% of Revenue	December 31, 2017	% of Revenue	Change	% Change
Revenue	$398,200	100.0%	$369,589	100.0%	$28,611	7.7%
Costs and expenses:
Cost of sales	101,946	25.6%	96,270	26.0%	5,676	5.9%
Labor	144,325	36.2%	128,846	34.9%	15,479	12.0%
Operating	57,457	14.4%	51,462	13.9%	5,995	11.6%
Occupancy	30,028	7.5%	25,642	6.9%	4,386	17.1%
General and administrative	20,725	5.2%	18,661	5.0%	2,064	11.1%
Marketing	3,929	1.0%	2,756	0.7%	1,173	42.6%
Restaurant pre-opening	4,382	1.1%	6,233	1.7%	(1,851)	(29.7)%
Impairment and closure costs	12,336	3.1%	—	—%	12,336	*
Gain on insurance settlements	—	—%	(1,362)	(0.3)%	1,362	*
Depreciation and amortization	19,804	5.1%	17,560	4.8%	2,244	12.8%
Total costs and expenses	394,932	99.2%	346,068	93.6%	48,864	14.1%
Income from operations	3,268	0.8%	23,521	6.4%	(20,253)	(86.1)%
Interest expense, net	83	—%	65	0.1%	18	27.7%
Income before income taxes	3,185	0.8%	23,456	6.3%	(20,271)	(86.4)%
Income tax (benefit) expense	(2,354)	(0.6)%	(5,500)	(1.5)%	3,146	(57.2)%
Net income	$5,539	1.4%	$28,956	7.8%	$(23,417)	(80.9)%

* Not meaningful
Revenue. Revenue increased $28.6 million, or 7.7%, to $398.2 million for the year ended December 30, 2018, as compared to $369.6 million for the year ended December 31, 2017. The increase in revenue was primarily driven by $41.0 million in incremental revenue from an additional 567 operating weeks provided by new restaurants opened during and subsequent to the year ended December 31, 2017 as well as an increase in our fiscal comparable restaurant sales. These increases were partially offset by $7.3 million decrease in revenue as a result of the loss of an extra operating week as compared to fiscal year 2017 and a decrease in revenue from our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue related to non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening. The honeymoon period refers to the weeks following a restaurant's initial opening, during which sales are typically higher than normal.
Due to the inclusion of a 53rd week in fiscal year 2017, there is a one-week calendar shift in the comparison of fiscal year 2018 to fiscal year 2017. After adjusting for the timing of the 53rd week, comparable restaurant sales, on a calendar basis, increased 0.5% for the 52-weeks ended December 30, 2018 compared to the 52-weeks ended December 31, 2017. The increase in comparable restaurant sales was primarily driven by a 2.0% increase in average weekly check, partially offset by a 1.5% decrease in weekly average customers. The Company estimates that unfavorable weather conditions during fiscal year 2018 more than offset the favorable impact from lapping Hurricanes Harvey and Irma last year by approximately 60 basis points ("bps"). Our total revenue mix attributed to bar sales was 18.4% during the years ended December 30, 2018 and December 31, 2017.
On a fiscal basis, which does not adjust for the one-week calendar shift, as previously noted, sales for the same restaurants in the comparable restaurant base for the 52-weeks ended December 30, 2018 increased 0.2% compared to the 52-weeks ended December 31, 2017.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 25.6% during the year ended December 30, 2018, from 26.0% during the comparable period in 2017, primarily as a result of a decrease in the cost of produce of approximately 20 bps, dairy and cheese of approximately 20 bps, and chicken of approximately 10 bps, partially offset by an increase in the cost of grocery of approximately 10 bps.
Labor Costs. Labor costs as a percentage of revenue increased to 36.2% during the year ended December 30, 2018, from 34.9% during the comparable period in 2017, primarily due to new store labor inefficiencies, hourly labor rate inflation on comparable stores of approximately 3.3% and higher hourly rates in new markets, partially offset by lower training expense for our new managers.
Operating Costs. Operating costs as a percentage of revenue increased to 14.4% during the year ended December 30, 2018, from 13.9% during the comparable period in 2017. This increase is mainly driven by higher insurance costs of approximately 30 bps, higher maintenance costs of approximately 10 bps, higher credit card fees and delivery service charges of approximately 10 bps, and an increase of 10 bps as a result of deleverage due to the loss of an extra week as compared to fiscal year 2017. This overall increase was partially offset by lower liquor taxes of approximately 10 bps, as we continue to expand outside of Texas.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.5% during the year ended December 30, 2018 from 6.9% during the comparable period in 2017, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into new markets, an increase in rent on extended lease terms at some existing restaurants and an increase of 10 bps as a result of deleverage due to the loss of an extra week as compared to fiscal year 2017.
General and Administrative Expenses. General and administrative expenses increased $2.1 million, or 11.1%, to $20.7 million for the year ended December 30, 2018, as compared to $18.7 million during the comparable period in 2017. This increase was primarily driven by higher management compensation of $1.7 million in part due to additional headcount to support our growth, $0.3 million in additional legal and professional fees as well as $0.1 million in higher information and technology costs.
Marketing Costs. Marketing costs as a percentage of revenue increased to 1.0% during the year ended December 30, 2018 from 0.7% during the comparable period in 2017. This increase was a result of our new national-level marketing initiatives.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased by $1.8 million, or 29.7%, to $4.4 million for the year ended December 30, 2018, as compared to $6.2 million during the comparable period in 2017. This decrease is primarily driven by a decrease in the number of new restaurants under development in fiscal 2018, as compared to fiscal 2017 as well as timing of our openings. During the year ended December 30, 2018 we incurred pre-opening costs for nine new restaurants opened during 2018 as well as four restaurants which will be opened during fiscal year 2019. During the year ended December 31, 2017 we incurred pre-opening costs for eleven new restaurants and eight restaurants which opened in fiscal year 2018.
Impairment and closure costs. As a result of our impairment analysis of under-performing restaurants the Company identified six restaurants as impaired during the third quarter of 2018 and recognized a non-cash loss of $12.3 million ($9.4 million, net of tax).
Gain on insurance settlements. During the third quarter of 2017, parts of Texas and the Southeast were struck by Hurricanes Harvey and Irma. As a result of the hurricanes, the Company incurred operating losses as well as property damage. The property damage was mainly related to a restaurant in the Houston region which was closed through the middle of the fourth quarter of 2017 and required a complete reconstruction. Most operating losses were offset by the recovery proceeds from our insurance in the same period they were incurred. The insurance settlements related to the property losses resulted in a gain of $1.4 million recorded in the fourth quarter of 2017.
Depreciation and Amortization. Depreciation and amortization costs increased $2.2 million to $19.8 million for the year ended December 30, 2018, as compared to $17.6 million during the comparable period in 2017, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. Our effective income tax benefit rate is 73.9% for the year ended December 30, 2018 as compared to 23.4% during the comparable period in 2017. The tax benefit in the fiscal year 2018 was primarily due to a $2.9 million tax benefit impact relating to a non-cash loss on asset impairment recorded during the third quarter of 2018. The tax benefit in the fiscal year 2017 was primarily related to a deferred tax balance revaluation adjustment of $11.7 million recorded in the fourth quarter of 2017 as a result of a decrease in the federal statutory tax rate from 35% to 21% effective January 1, 2018. Excluding the impact of these adjustments our effective tax rate for the fiscal year 2018 was 3.5% compared to 26.4% in the same period last year. The decrease in our effective tax rate is primarily related to a decrease in the federal statutory tax rate and an increase in employee tax credits in proportion to our taxable income.
Net Income. As a result of the foregoing, net income decreased by $23.5 million to $5.5 million for the year ended December 30, 2018 as compared to $29.0 million during the comparable period in 2017.

53 Weeks Ended December 31, 2017 Compared to the 52 Weeks Ended December 25, 2016
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 31, 2017	% of Revenue	December 25, 2016	% of Revenue	Change	% Change
Revenue	$369,589	100.0%	$330,613	100.0%	$38,976	11.8%
Costs and expenses:
Cost of sales	96,270	26.0%	85,542	25.9%	10,728	12.5%
Labor	128,846	34.9%	110,730	33.5%	18,116	16.4%
Operating	51,462	13.9%	45,900	13.9%	5,562	12.1%
Occupancy	25,642	6.9%	22,204	6.7%	3,438	15.5%
General and administrative	18,661	5.0%	17,560	5.3%	1,101	6.3%
Marketing	2,756	0.7%	2,390	0.7%	366	15.3%
Restaurant pre-opening	6,233	1.7%	5,348	1.6%	885	16.5%
Impairment and closure costs	—	—%	1,517	0.5%	(1,517)	*
Gain on insurance settlements	(1,362)	(0.3)%	—	—%	(1,362)	*
Depreciation and amortization	17,560	4.8%	15,081	4.6%	2,479	16.4%
Total costs and expenses	346,068	93.6%	306,272	92.7%	39,796	13.0%
Income from operations	23,521	6.4%	24,341	7.3%	(820)	(3.4)%
Interest expense	65	0.1%	63	—%	2	3.2%
Income before income taxes	23,456	6.3%	24,278	7.3%	(822)	(3.4)%
Income tax expense	(5,500)	(1.5)%	7,034	2.1%	(12,534)	(178.2)%
Net income	$28,956	7.8%	$17,244	5.2%	$11,712	67.9%

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
Comparable restaurant sales decreased 0.7% during the year for the 52-weeks ended December 24, 2017 compared to the same period in 2016. The decrease in comparable restaurant sales was primarily driven by a 2.3% decrease in average weekly customers, partially offset by a 1.6% increase in average weekly check. Our comparable restaurant sales and average weekly customers were negatively affected by the weather conditions and sporting events by approximately 40 bps and strategic cannibalization of approximately 40 bps from two Austin restaurants. This decrease was partially offset by about 20 bps as a result of an extra operating day in fiscal 2017 due to the Company’s restaurant closing schedule on Christmas Day in fiscal year 2016. Our total revenue mix attributed to bar sales increased to 18.4% during the year ended December 31, 2017 compared to 18.3% during the same period in 2016.
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
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 6.9% during the year ended December 31, 2017 from 6.7% during the comparable period in 2016, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into new markets, partially offset by 10 bps increase in operating leverage due to an extra week in the current year.
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
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our Revolving Credit Facility, which we entered into on November 30, 2012 and amended on October 30, 2015. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt, if any. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for at least the next twelve months.
Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. We believe that these operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We have also entered into operating leases with certain related parties with respect to six of our restaurants and our corporate headquarters. In 2017, we also subleased additional office space from certain related parties to expand our corporate headquarters. Effective December 31, 2018, the first day of fiscal year 2019, our current lease obligations will be reflected as indebtedness on our Consolidated Balance Sheets as right-of-use assets and lease liabilities in accordance with Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)". See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information regarding recently issued accounting standards.
We typically lease our restaurant locations with the initial lease term of 10 or 15 years and two to three five-year extension options. Many of our lease arrangements include lease incentives, which partially offset the construction costs. Generally, landlords recoup the cost of these incentives by an increase in minimum rent. There is no assurance that such incentives will always be available to us in the future. From time to time, we may also purchase the underlying land lot for development. We recently purchased a lot in Carmel, Indiana for a new restaurant, which we expect to open in fiscal year 2019.
As of December 30, 2018, we had a cash and cash equivalent balance of $8.2 million that we expect to utilize, along with cash flow from operations, to provide capital to support our restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure and to repurchase additional shares of our common stock subject to market conditions. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of December 30, 2018, we have $26.4 million yet to be repurchased under this plan.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors.”
Cash Flows for the Years Ended December 30, 2018, December 31, 2017 and December 25, 2016
The following table summarizes the statements of cash flows for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 (in thousands):

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Net cash provided by operating activities	$47,882	$44,382	$42,638
Net cash used in investing activities	(44,521)	(49,134)	(41,885)
Net cash (used in) provided by financing activities	(3,947)	(157)	4,412
Net (decrease) increase in cash and cash equivalents	(586)	(4,909)	5,165
Cash and cash equivalents at beginning of year	8,785	13,694	8,529
Cash and cash equivalents at end of period	$8,199	$8,785	$13,694
Operating Activities. Net cash provided by operating activities increased $3.5 million to $47.9 million for the year ended December 30, 2018, from $44.4 million during the same period in 2017. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities during the year ended December 30, 2018 compared to the same period in 2017 was primarily due to a decrease in net income of $23.4 million, partially offset by a $12.3 million non-cash loss related to an impairment of assets in the third quarter of 2018, a $3.5 million decrease in deferred taxes, a $2.2 million increase in depreciation and amortization, and a $8.9 million increase in operating working capital. This increase in operating working capital is primarily driven by a $2.2 million increase in accrued liabilities and deferred rent mainly driven by an increase in deferred rent as compared to last year, a $2.2 million decrease in accounts receivable mainly as a result of a collection of an insurance settlement accrued as of the end of the fourth quarter of 2017, a $1.0 million increase in deferred lease incentives as a result of the addition of new restaurants, and $2.9 million decrease in prepaid expenses driven by timing of payments and in part by our development schedule.
Net cash provided by operating activities increased $1.8 million to $44.4 million for the year ended December 31, 2017, from $42.6 million during the same period in 2016. The increase in net cash provided by operating activities during the year ended December 31, 2017 compared to the same period in 2016 was primarily due to an increase in net income of $11.7 million, partially offset by a decrease in non-cash reconciling items of $6.1 million and decreases in cash flow from operating assets and liabilities of $3.8 million. The decrease in non-cash items of $6.1 million was primarily due to a $10.8 million decrease in deferred taxes mainly related to the Tax Cuts and Jobs Act, and a $1.4 million decrease in impairment and closure costs, partially offset by $3.3 million increase from excess tax benefits, $2.5 million increase related to depreciation and amortization and an increase of $0.3 million in other changes. The decrease in working capital of $3.8 million was primarily due to net changes in accounts receivable, accounts payable, accrued liabilities and deferred lease incentives of $7.9 million, of which $1.3 million relates to an insurance receivable recorded in the fourth quarter of 2017, partially offset by net changes in income tax receivables, prepaid expenses and other current assets as well as inventories of $4.1 million.
Investing Activities. Net cash used in investing activities decreased $4.6 million to $44.5 million for the year ended December 30, 2018, from $49.1 million for the year ended 2017. This decrease is primarily driven by a decrease in the number of new restaurants under development in fiscal 2018 as compared to fiscal 2017 as well as timing of our openings. During the year ended December 30, 2018 we incurred development costs for construction of nine new restaurants opened during 2018 as well as four restaurants which will be opened during fiscal year 2019. During the year ended December 31, 2017 we incurred development costs for the construction of eleven new restaurants and eight restaurants which opened in fiscal year 2018.
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
Financing Activities. Net cash used in financing activities increased $3.8 million to $3.9 million for the year ended December 30, 2018 from $0.2 million for the same period in 2017. The increase in net cash used by financing activities was primarily the result of $3.6 million of repurchases of our common stock in the open market.
Net cash used in financing activities was $0.2 million for the year ended December 31, 2017 as compared to $4.4 million provided by financing activities during the same period in 2016. The decrease in net cash provided by financing activities was primarily the result of a $3.3 million decrease in excess tax benefits, a $0.2 million decrease in indirect repurchases of shares and a $1.1 million decrease in proceeds from the exercise of stock options during the year ended December 31, 2017.
As of December 30, 2018, we leased six of our restaurant locations and our corporate office from entities owned by our founders and one of our former executive officers. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources typically required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $2.0 million to $3.5 million (net of estimated tenant incentives of between zero and $1.0 million). In addition, we expect to spend approximately $400,000 to $450,000 per restaurant for restaurant pre-opening costs.
For 2019, we currently estimate capital expenditure outlays will range between $24.5 million and $30.7 million, net of agreed upon tenant improvement allowances and excluding approximately $2.1 million to $2.9 million of restaurant pre-opening costs for new restaurants that are not capitalized. These capital expenditure estimates are based on the opening of five to seven new restaurants as well as $9.0 million to maintain and remodel our existing restaurants, expand our corporate office and for other general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2019.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $8.9 million at December 30, 2018, compared to a surplus of $0.9 million at December 31, 2017. The net working capital deficit of $8.9 million at December 30, 2018 was primarily driven by a decrease in lease incentives receivable of $4.8 million due to timing of receipts as well as a $2.2 million decrease in prepaid expenses and other assets driven by timing of payments.

Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of December 30, 2018 we had no outstanding indebtedness under our Revolving Credit Facility.
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
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon our election, of (i) the base rate (which is the highest of prime rate, federal funds rate plus 0.5% or one month LIBOR plus 1%), or (ii) LIBOR, plus, in either case, an applicable margin based on our consolidated total lease adjusted leverage ratio (as defined in the Revolving Credit Facility agreement). Our Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on our consolidated total lease adjusted leverage ratio. In addition, the revolving line of credit requires compliance with a fixed charge coverage ratio, a lease adjusted leverage ratio and certain non-financial covenants as well as places certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, Chuy's may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a proforma basis, the lease adjusted leverage ratio does not exceed 3.50 to 1.00.
As of December 30, 2018, we were in compliance with all covenants under our Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.
Contractual Obligations
The following table summarizes contractual obligations at December 30, 2018 (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Long-Term Debt Obligations (1)	$57	$31	$26	$—	$—
Operating Lease Obligations (2)	430,796	25,917	55,382	54,180	295,317
Purchase Obligations (3)	32,512	32,222	290	—	—
Total	$463,365	$58,170	$55,698	$54,180	$295,317

(1)
Reflects fees on unused revolver commitments under our Revolving Credit Facility. As of December 30, 2018, no indebtedness was outstanding. All amounts under our Revolving Credit Facility are due October 30, 2020.

(2)
Reflects the aggregate minimum lease payments for our restaurant operations and corporate office. Operating lease obligations excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales.

(3)	Includes contractual purchase commitments for the purchase of goods related to restaurant operations and commitments for construction of new restaurants.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 30, 2018, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
As a result of the above mentioned review process, the Company recognized a $12.3 million non-cash loss on asset impairments relating to six restaurants during the third quarter of 2018. The Company did not recognize an impairment charge during fiscal year 2017 and 2016.
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
Similarly, for the impairment evaluation for indefinite life intangible assets, which includes our trade names, we first perform a quantitative assessment to determine whether the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. Our analysis indicated that no impairments of goodwill or indefinite-lived intangibles occurred during fiscal 2018, 2017 or 2016.
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
Stock-Based Compensation. Compensation cost for stock options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan, and are referred to as "restricted stock units") granted is determined based on the fair value of the security at the date of grant and is recognized over the award’s requisite service period on a straight-line basis. The forfeitures are recognized when they occur. The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. We use the Black-Scholes valuation model to determine the fair value of our stock options, which requires assumptions to be made regarding our stock price volatility, the expected life of the award, risk-free interest rate, and expected dividend rates. The volatility assumptions were derived from the volatilities of comparable public restaurant companies. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. We expect to continue to grant stock options and restricted stock units in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in an annualized change to our interest expense of approximately $2,500 per every million dollars borrowed. As of December 30, 2018, we had no borrowings under our Revolving Credit Facility.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2018 based on the criteria in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2018.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chuy’s Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Chuy's Holdings, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2018, of the Company and our report dated March 12, 2019 expressed an unqualified opinion.

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

/s/ RSM US LLP
Austin, Texas
March 12, 2019

ITEM 9B.	OTHER INFORMATION
We entered into employment agreements with each of Messrs. Hislop, Howie, Mountford and Hatcher on March 11, 2019. The employment agreements do not have a fixed term.
The employment agreements provide that Messrs. Hislop, Howie, Mountford and Hatcher will receive an annual base salary of at least $649,750, $400,000, $207,500 and $220,000, respectively. Messrs. Hislop, Howie and Mountford are each eligible pursuant to their employment agreements to receive a target annual bonus of 50% of their annual base salary, based upon the achievement of performance objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 100% of their annual base salary. Mr. Hatcher is eligible pursuant to his employment agreement to receive a target annual bonus of 30% of his annual base salary, based upon the achievement of performance objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 60% of his annual base salary. Additionally, Messrs. Hislop, Howie, Mountford and Hatcher are eligible pursuant to their employment agreements to receive a targeted annual equity award equal to 50% of their base salary, as determined and authorized from time to time by the compensation committee and subject to the terms and conditions of the Chuy’s Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the “Equity Plan”) or any successor plan and any award agreements governing the grant of equity awards. The employment agreements also provide that each executive will be eligible to participate in our employee plans, including any health, disability or group life insurance plans or any retirement or non-qualified deferred compensation plans that are generally made available to our other senior executives and will be entitled to four weeks paid vacation per calendar year to be taken in accordance with our vacation policy.
Each employment agreement provides for severance benefits if the executive’s employment is terminated without cause (as defined in the employment agreements) or by the executive for good reason (as defined in the employment agreements), subject to the executive’s compliance with certain assignment of invention, confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims. In the event Mr. Hislop’s employment is terminated without cause or by him for good reason, he is entitled to continue to receive his base salary for two years following the termination of his employment and an amount equal to his target annual bonus for the year his employment was terminated. In the event the employment of Messrs. Howie, Mountford and Hatcher is terminated without cause or by the executive for good reason, each is entitled to continue to receive one year’s base salary following his termination and an amount equal to his target annual bonus for the year his employment was terminated. Additionally, in the event the employment of Messrs. Hislop, Howie, Mountford and Hatcher is terminated without cause or by the executive for good reason, each is entitled to continue to receive the amount that we were subsidizing for the executive and his or her dependents’ medical and dental insurance coverage during the same period the executive is entitled to continue to receive his base salary after his termination.
The employment agreements also provide that if (1) the employment of Messrs. Hislop, Howie, Mountford or Hatcher is terminated on account of the executive’s death or disability (as defined in the employment agreements) or (2) the executive’s employment is terminated without cause or by the executive for good reason, in each case, on or during the 24 month period after a change in control (as defined in the Equity Plan), subject to the executive’s compliance with certain assignment of invention, confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims, then any unvested or unexercisable portion of any award granted to the executive under the Equity Plan shall become fully vested or exercisable.
PART III
The information required by Items 10, 11, 12, 13 and 14 will be furnished by an amendment hereto that will contain such information.
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

10.25	Sublease Agreement, dated December 1, 2016, between Young Zapp Graceland, Ltd. and Chuy’s Opco, Inc.
10.26	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.27*+	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steve Hislop
10.28*+	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon Howie
10.29*+	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Mountford
10.30*+	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Michael Hatcher
10.31*
Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.32
Credit Agreement, dated November 30, 2012, by and among Chuy’s Holdings, Inc., as borrower, the subsidiaries of Chuy’s Holdings, Inc., as guarantors, and Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012)

10.33
First Amendment to the Credit Agreement, dated October 30, 2015, by and among Chuy’s Holdings, Inc., as borrower, the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 3, 2015)

21.1+	Subsidiaries of Chuy’s Holdings, Inc.
23.1+	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith
++    Furnished herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 12, 2019	CHUY’S HOLDINGS, INC.

		By:	/s/ STEVEN J. HISLOP
Steven J. Hislop
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVE HISLOP
Steve Hislop	Chairman of the Board, Director, President and Chief Executive Officer (principal executive officer)	3/12/2019
/s/ JON HOWIE
Jon Howie	Director, Vice President and Chief Financial Officer (principal financial and accounting officer)	3/12/2019
/s/ STARLETTE JOHNSON
Starlette Johnson	Director	3/12/2019
/s/ SAED MOHSENI
Saed Mohseni	Director	3/12/2019
/s/ RANDALL DEWITT
Randall DeWitt	Director	3/12/2019
/s/ IRA ZECHER
Ira Zecher	Director	3/12/2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Chuy's Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. and its subsidiaries (the Company) as of December 30, 2018 and December 31, 2017, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Austin, Texas
March 12, 2019

CHUY’S HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$8,199	$8,785
Accounts receivable	2,054	2,696
Lease incentives receivable	1,597	6,351
Inventories	1,541	1,605
Income tax receivable	603	1,225
Prepaid expenses and other current assets	3,736	5,924
Total current assets	17,730	26,586
Property and equipment, net	210,960	197,255
Other assets and intangible assets, net	2,425	2,157
Trade name	21,900	21,900
Goodwill	24,069	24,069
Total assets	$277,084	$271,967
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,463	$6,396
Accrued liabilities	17,221	16,488
Deferred lease incentives	2,959	2,773
Total current liabilities	26,643	25,657
Deferred tax liability, net	2,601	6,438
Accrued deferred rent	14,516	11,764
Deferred lease incentives, less current portion	39,473	39,146
Total liabilities	83,233	83,005

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,856,373 shares issued and outstanding at December 30, 2018 and 16,923,741 shares issued and outstanding at December 31, 2017	169	169
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 30, 2018 and December 31, 2017	—	—
Paid-in capital	99,490	100,140
Retained earnings	94,192	88,653
Total stockholders’ equity	193,851	188,962
Total liabilities and stockholders’ equity	$277,084	$271,967

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Revenue	$398,200	$369,589	$330,613
Costs and expenses:
Cost of sales	101,946	96,270	85,542
Labor	144,325	128,846	110,730
Operating	57,457	51,462	45,900
Occupancy	30,028	25,642	22,204
General and administrative	20,725	18,661	17,560
Marketing	3,929	2,756	2,390
Restaurant pre-opening	4,382	6,233	5,348
Impairment and closure costs	12,336	—	1,517
Gain on insurance settlements	—	(1,362)	—
Depreciation and amortization	19,804	17,560	15,081
Total costs and expenses	394,932	346,068	306,272
Income from operations	3,268	23,521	24,341
Interest expense, net	83	65	63
Income before income taxes	3,185	23,456	24,278
Income tax (benefit) expense	(2,354)	(5,500)	7,034
Net income	$5,539	$28,956	$17,244
Net income per common share:
Basic	$0.33	$1.71	$1.03
Diluted	$0.32	$1.70	$1.02
Weighted-average shares outstanding:
Basic	16,931,589	16,894,986	16,676,073
Diluted	17,062,347	17,003,233	16,887,882

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 30, 2018, December 31, 2017 and December 25, 2016
(In thousands, except share and per share data)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 27, 2015	16,490,600	$165	$90,439	$42,453	$133,057
Stock-based compensation	—	—	2,352	—	2,352
Proceeds from exercise of stock options	312,165	3	1,468	—	1,471
Excess tax benefit from stock-based compensation	—	—	3,265	—	3,265
Settlement of restricted stock units	46,004	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(9,421)	—	(324)	—	(324)
Net Income	—	—	—	17,244	17,244
Balance, December 25, 2016	16,839,348	168	97,200	59,697	157,065
Stock-based compensation	—	—	3,098	—	3,098
Proceeds from exercise of stock options	35,170	—	340	—	340
Settlement of restricted stock units	67,198	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(17,975)	—	(497)	—	(497)
Net Income	—	—	—	28,956	28,956
Balance, December 31, 2017	16,923,741	169	100,140	88,653	188,962
Stock-based compensation	—	—	3,297	—	3,297
Proceeds from exercise of stock options	25,745	—	453	—	453
Repurchase of shares of common stock	(159,570)	(2)	(3,605)	—	(3,607)
Settlement of restricted stock units	95,581	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(29,124)	1	(794)	—	(793)
Net Income	—	—	—	5,539	5,539
Balance, December 30, 2018	16,856,373	$169	$99,490	$94,192	$193,851

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
Cash flows from operating activities:
Net income	$5,539	$28,956	$17,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,804	17,560	15,081
Amortization of loan origination costs	33	34	33
Impairment and closure costs	12,336	—	1,367
Stock-based compensation	3,096	2,880	2,193
Excess tax benefit from stock-based compensation	—	—	(3,265)
Gain on insurance related to property and equipment	—	(61)	—
Loss on disposal of property and equipment	97	107	43
Amortization of deferred lease incentives	(2,869)	(2,517)	(2,125)
Deferred income taxes	(3,837)	(7,331)	3,488
Changes in operating assets and liabilities:
Accounts receivable	642	(1,564)	(14)
Inventories	64	(154)	(265)
Income tax receivable	622	958	(1,196)
Prepaid expenses and other current assets	2,188	(717)	(2,574)
Accounts payable	(1,454)	(2,248)	(1,471)
Accrued liabilities and deferred rent	3,485	1,326	5,975
Deferred lease incentives	8,136	7,153	8,124
Net cash provided by operating activities	47,882	44,382	42,638
Cash flows from investing activities:
Purchase of property and equipment, net	(44,087)	(49,185)	(41,566)
Insurance proceeds from property claims	—	501	—
Purchase of other assets	(434)	(450)	(319)
Net cash used in investing activities	(44,521)	(49,134)	(41,885)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	—	2,000
Payments under revolving line of credit	—	—	(2,000)
Excess tax benefit from stock-based compensation	—	—	3,265
Proceeds from the exercise of stock options	453	340	1,471
Repurchase of shares of common stock	(3,607)	—	—
Indirect repurchase of shares for minimum tax withholdings	(793)	(497)	(324)
Net cash (used in) provided by financing activities	(3,947)	(157)	4,412
Net (decrease) increase in cash and cash equivalents	(586)	(4,909)	5,165
Cash and cash equivalents, beginning of period	8,785	13,694	8,529
Cash and cash equivalents, end of period	$8,199	$8,785	$13,694

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,521	$630	$2,191

Supplemental cash flow disclosures:
Cash paid for interest	$35	$39	$33
Cash paid for income taxes	$862	$908	$1,385
See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

1. Description of Business
Chuy’s Holdings, Inc., a Delaware corporation (the “Company”), through its subsidiaries owns and operates restaurants across 19 states including Texas, the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company had 100, 91, and 80 restaurants, as of December 30, 2018, December 31, 2017, and December 25, 2016, respectively.
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
Fiscal Year
The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal years ended December 30, 2018 and December 25, 2016 each consisted of 52 weeks. Fiscal year ended December 31, 2017 consisted of 53 weeks.
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
Other Assets and Intangible Assets
Other assets and intangible assets include liquor licenses, lease acquisition costs, loan origination costs and other noncurrent assets, and are stated at cost, less any accumulated amortization.
Goodwill
Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs tests to assess potential impairments on the first day of the fourth quarter or during the year if an event or other circumstance indicates that goodwill may be impaired. The first step of the goodwill quantitative impairment test compares the implied estimated fair value of the reporting unit to the carrying amount, including goodwill. The Company considers all of its stores in total as one reporting unit. If the estimated fair value of the reporting unit is less than the carrying amount, then it is more likely than not that a goodwill impairment exits and a second step must be completed in order to determine the amount of the goodwill impairment. In the second step, the implied fair value of the goodwill is determined by allocating fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. No goodwill impairment charges were recognized during 2018, 2017, or 2016.
Indefinite Life Intangibles
Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized because there is no foreseeable limit to the cash flows generated by the intangible asset, and have no legal, contractual, regulatory, economic or competitive limiting factors.
The annual impairment evaluation for indefinite life intangible assets includes a quantitative assessment to determine whether the fair value of the indefinite life intangible assets is less than their carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. No indefinite life intangible impairment charges were recognized during 2018, 2017, or 2016.
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
As a result of the above mentioned review process, the Company recognized a $12.3 million non-cash loss on asset impairments relating to six restaurants during the third quarter of 2018. The Company did not recognize an impairment charge during fiscal year 2017 and 2016.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 30, 2018 and December 31, 2017 approximate their fair value due to the short-term maturities of these financial instruments.
In regards to the Company's impairment analysis, we generally estimate long-lived asset fair values, including property and equipment and leasehold improvements, using either depreciated replacement cost method or discounted cash flow projections. The inputs used to determine fair value relate primarily to the assumptions regarding the long-lived assets exit cost at their highest and best use and future assumptions regarding restaurant sales and profitability. These inputs are categorized as Level 3 inputs. The inputs used represent assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the time of the analysis.
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
We offer our customers delivery at certain of our restaurants through third party delivery service's website or apps. We recognize this revenue when the control of the food is transferred to the delivery service, excluding any delivery fees charged to the customer. We receive payment subsequent to the transfer of food.
Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue upon redemption by the customer. Breakage is recognized on unredeemed gift cards as revenue proportionate to the pattern of gift card redemptions less any legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We recorded $0.2 million and $0.3 million of gift card breakage in the fiscal year 2018 and 2017, respectively. There was no gift card breakage recorded in the fiscal year 2016.
Marketing
The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed on the expected timing of those events. Marketing expense was $3.9 million, $2.8 million, and $2.4 million for the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively.
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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Stock-Based Compensation
The Company maintains an equity incentive plan under which the Company's board of directors can grant stock options, restricted stock units, and other equity-based awards to directors, officers, and key employees of the Company. The plans provide for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The Company recognizes stock-based compensation in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 ("Topic 718"). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis over the requisite service period of each award. The forfeitures are recognized when they occur.
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
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" and additional clarifications and improvements throughout fiscal year 2018. This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than 12 months. This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This standard is effective for interim and annual periods beginning after December 15, 2018. We have adopted this standard effective December 31, 2018, the first day of fiscal year 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our consolidated financial statements. We will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirement to reassess the conclusions about historical lease identifications, lease classifications, and initial direct costs. We will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease terms and impairments of right-of-use assets. Additionally, we will elect the short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to leases with a term of 12 months or less.
The adoption of ASU 2016-02 will have a significant impact on the Company’s consolidated balance sheet as we will recognize the right-of-use assets and liabilities for our restaurant operating leases as well as corporate office leases. We expect to record lease liabilities of approximately $215.0 to $225.0 million based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We also expect to record corresponding right-of-use assets of approximately $150.0 to $170.0 million, based on the operating lease liabilities adjusted for unamortized deferred rent, lease incentives, and initial direct costs; and a cumulative effect adjustment to retained earnings for the initial direct costs relating to leases not yet commenced at the effective date. The Company is currently evaluating a potential impairment of the right of use assets at adoption, which would be recorded to retained earnings at the effective date. We do not expect a significant impact on the consolidated statement of income or cash flows and overall liquidity. In preparation for the adoption of the guidance, the Company is currently finalizing the impact to our accounting policies, processes, disclosures and internal control over financial reporting.

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
There were approximately 8,700, 33,800 and 1,000 shares of common stock equivalents that have been excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive for the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively.
The computations of basic and diluted net income per share is as follows:

	Year Ended
	December 30, 2018	December 31, 2017	December 25, 2016
BASIC
Net income	$5,539	$28,956	$17,244
Weighted-average common shares outstanding	16,931,589	16,894,986	16,676,073
Basic net income per common share	$0.33	$1.71	$1.03

DILUTED
Net income	$5,539	$28,956	$17,244
Weighted-average common shares outstanding	16,931,589	16,894,986	16,676,073
Dilutive effect of stock options and restricted stock units	130,758	108,247	211,809
Weighted-average of diluted shares	17,062,347	17,003,233	16,887,882
Diluted net income per common share	$0.32	$1.70	$1.02

4. Prepaid Expenses and Other Current Assets
The major classes of prepaid expenses and other current assets at December 30, 2018 and December 31, 2017 are summarized as follows:

	December 30, 2018	December 31, 2017
Deposits on equipment	$499	$948
Prepaid expenses	2,967	4,716
Other current assets	270	260
Total prepaid expenses and other current assets	$3,736	$5,924

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

5. Property and Equipment
The major classes of property and equipment as of December 30, 2018 and December 31, 2017 are summarized as follows:

	December 30, 2018	December 31, 2017
Leasehold improvements	$196,027	$174,767
Furniture, fixtures and equipment	94,899	85,043
Construction in progress	10,318	13,684
Land	1,872	—
	303,116	273,494
Less accumulated depreciation	(92,156)	(76,239)
Total property and equipment, net	$210,960	$197,255
Depreciation expense was $19.7 million, $17.4 million and $15.0 million for the years ended December 30, 2018, December 31, 2017, and December 25, 2016, respectively.
6. Other Assets and Intangible Assets
The major classes of other assets and intangibles assets along with related accumulated amortization at December 30, 2018 and December 31, 2017 are summarized as follows:

	Average Life at December 30, 2018	2018			2017
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived assets:
Loan origination costs	1.8	$294	$(234)	$60	$294	$(202)	$92
Lease acquisition costs	15.6	2,828	(705)	2,123	2,561	(571)	1,990
Total finite-lived assets		3,122	(939)	2,183	2,855	(773)	2,082
Indefinite-lived assets:
Liquor license		152	—	152	75	—	75
Total indefinite-lived assets		152	—	152	75	—	75

Other noncurrent assets		90	—	90	—	—	—

Total other assets and intangible assets		$3,364	$(939)	$2,425	$2,930	$(773)	$2,157
Amortization expense was $0.1 million for both years ended December 30, 2018 and December 25, 2016; and $0.2 million for the year ended December 31, 2017.
The following table represents the total estimated amortization of finite-lived intangible assets for the five succeeding fiscal years and thereafter:

For the Fiscal Years Ending:
2019	$172
2020	165
2021	138
2022	130
2023	128
Thereafter	1,450
$2,183

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

7. Long-Term Debt
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of December 30, 2018 and December 31, 2017 the Company had no outstanding indebtedness under the Company's amended Revolving Credit Facility.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets.
8. Accrued Liabilities
The major classes of accrued liabilities at December 30, 2018 and December 31, 2017 are summarized as follows:

	December 30, 2018	December 31, 2017
Accrued compensation and related benefits	$6,807	$5,964
Other accruals	3,539	4,037
Sales and use tax	2,848	3,131
Deferred gift card revenue	2,176	2,098
Property tax	1,786	1,194
Accrued closure costs	65	64
Total accrued liabilities	$17,221	$16,488
9. Share Repurchase Program
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
During the fiscal year 2018, the Company repurchased approximately 160,000 shares of common stock for a total cost of $3.6 million. As of December 30, 2018, we had $26.4 million remaining to be repurchased under this plan.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

10. Leases
The Company leases land and buildings for its corporate office and all of its restaurants under various long-term operating lease agreements. The initial lease terms range from 10 years to 15 years and currently expire between 2021 and 2039. The leases typically include renewal options for 10 to 15 years, which are exercisable at the Company's option. Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance (“CAM”) charges, and various other expenses related to properties.
Rent expense is paid to various landlords including several companies owned and controlled by the Company’s founders and one of its former executive officers.
Future minimum lease payments under noncancelable operating leases include renewal option periods for certain leases when such option periods are included for purposes of calculating straight line rents.
At December 30, 2018, future minimum rentals for each of the next five years and in total are as follows:

	Unrelated Parties	Related Party	Total
Fiscal year ending:
2019	$23,638	$2,279	$25,917
2020	25,184	2,286	27,470
2021	25,620	2,292	27,912
2022	25,463	1,439	26,902
2023	25,832	1,446	27,278
Thereafter	294,112	1,205	295,317
Total minimum lease payments	$419,849	$10,947	$430,796
The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.
Rent expense, excluding real estate taxes, CAM charges, insurance, deferred lease incentives and other expenses related to operating leases for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 consists of the following:

	2018	2017	2016
Minimum rent—unrelated parties	$21,530	$18,304	$15,419
Contingent rent—unrelated parties	317	397	312
Total rent—unrelated parties	21,847	18,701	15,731
Minimum rent—related parties	2,276	2,215	1,988
Contingent rent—related parties	557	621	663
Total rent—related parties	2,833	2,836	2,651
Total minimum and contingent rent	$24,680	$21,537	$18,382
11. Employee Benefit Plans
The Chuy’s Opco, Inc. 401(k) plan, (the “401(k) Plan”), is a defined contribution plan covering all eligible employees. The 401(k) Plan provides for employee salary deferral contributions up to the maximum amount allowable by the Internal Revenue Service, as well as Company discretionary matching contributions. Company contributions relating to the 401(k) Plan were approximately $277,000, $292,000 and $229,000 for the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively.
Effective July 2018, the Company provides a certain group of eligible employees the ability to participate in the Company's nonqualified deferred compensation plan. This plan allows participants to defer up to 80% of their salary and up to 100% of their bonus, on pre-tax basis. The plan also provides for the Company discretionary matching contributions, which were negligible during the year ended December 30, 2018.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

12. Stock-Based Compensation
The Company has outstanding awards under the 2006 Stock Option Plan (the “2006 Plan”). The outstanding options under the 2006 Plan are fully vested as of December 30, 2018. In connection with the Company's initial public offering (the "IPO"), the Company terminated the 2006 Plan, and no further awards will be granted under the 2006 Plan. The termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern those outstanding awards.
In connection with the IPO, the Company adopted the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) pursuant to which the Company’s board of directors can grant stock options, restricted stock, restricted stock units and other equity-based awards to directors, officers, and key employees of the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The outstanding options under the 2012 Plan vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of ten years. The outstanding restricted stock units vest ratably on each of the first four or five anniversaries of the date of grant. As of December 30, 2018, a total of 502,138 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the consolidated statements of income was $3.1 million, $2.9 million and $2.2 million for the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively. Stock-based compensation recognized as capitalized development was approximately $201,000, $218,000 and $160,000 for the years ended December 30, 2018, December 31, 2017 and December 25, 2016, respectively. Capitalized stock-based compensation is included in Property and equipment, net on the consolidated balance sheets.
Stock Options
A summary of stock-based compensation activity and changes related to stock options for the year ended December 30, 2018 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	274,110	$19.54
Granted	—	—
Exercised	(25,745)	17.64
Forfeited	(1,534)	31.24
Outstanding at December 30, 2018	246,831	$19.67	3.20	$824
Exercisable as of December 30, 2018	245,782	$19.62	3.19	$824
The aggregate intrinsic value in the table above is obtained by subtracting the weighted average exercise price from the estimated fair value of the underlying common stock as of December 30, 2018 and multiplying this result by the related number of options outstanding and exercisable at December 30, 2018. The estimated fair value of the common stock as of December 30, 2018 used in the above calculation was $17.96 per share, the closing price of the Company’s common stock on December 28, 2018, the last trading day of the fiscal year. The total intrinsic value of options exercised was $0.3 million and $0.6 million for the years ended December 30, 2018 and December 31, 2017, respectively. During the years ended December 30, 2018, December 31, 2017 and December 25, 2016 the total fair value of options vested was $0.3 million, $0.3 million, and $0.5 million, respectively.
There was a negligible amount of total unrecognized compensation costs related to options granted under the 2006 Plan and the 2012 Plan as of December 30, 2018.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Restricted Stock Units
A summary of stock-based compensation activity and changes related to restricted stock units for the year ended December 30, 2018 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	258,486	$29.64
Granted	222,755	25.70
Vested	(95,581)	30.81
Forfeited	(17,258)	28.41
Outstanding at December 30, 2018	368,402	$27.01	2.75
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 30, 2018, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $7.3 million, which is expected to be recognized through the year 2023.
13. Impairment and Closure Costs
We recorded a non-cash loss on asset impairment of $12.3 million relating to six of our restaurants during the fiscal year ended December 30, 2018. We have also recorded closure costs of $1.5 million associated with one restaurant during the fiscal year ended December 25, 2016.
14. Gain on insurance settlements
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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

15. Income Taxes
The provision for federal and state income taxes for the years ended December 30, 2018, December 31, 2017 and December 25, 2016 consisted of the following:

	2018	2017	2016
Current:
Federal	$435	$972	$2,933
State	1,048	859	613
Total current income tax expense	1,483	1,831	3,546
Deferred:
Federal	(3,643)	(7,761)	2,827
State	(194)	430	661
Total deferred income tax (benefit) expense	(3,837)	(7,331)	3,488
Total income tax (benefit) expense	$(2,354)	$(5,500)	$7,034
In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act impacts the Company in many ways, most notably by a reduction in the federal statutory tax rate from 35% to 21% effective January 1, 2018. As a result of this change, we were required to revalue our deferred tax balances at the 21% rate, resulting in a non-recurring deferred tax balance adjustment with a corresponding decrease to the provision for income taxes of $11.7 million in the fourth quarter of 2017. The company recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance relating to the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As of December 30, 2018 we have completed our accounting for the tax effects of the Tax Act with no significant changes to our income tax provision.
Temporary differences between tax and financial reporting basis of assets and liabilities which give rise to the deferred income tax assets (liabilities) and their related tax effects as of December 30, 2018 and December 31, 2017 are as follows:

	2018	2017
Deferred tax assets:
Accrued liabilities	$13,610	$12,819
General business tax credits	16,048	13,653
Stock-based compensation	1,005	1,024
Other	213	238
Total deferred tax assets	30,876	27,734
Deferred tax liability:
Intangibles	(7,996)	(7,394)
Prepaid expenses	(1,358)	(1,339)
Property and equipment	(24,123)	(25,439)
Total deferred tax liabilities	(33,477)	(34,172)
Deferred tax liabilities, net	$(2,601)	$(6,438)
Deferred tax balances were measured using a 21% federal statutory rate. As of December 30, 2018, the Company has general business tax credits of $16.0 million expiring in 2035.
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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

The following is a reconciliation of the expected federal income taxes at the statutory rates of 21% for the fiscal year ended December 30, 2018 and 35% for the fiscal years ended December 31, 2017 and December 25, 2016 to the actual provision for income taxes:

	2018	2017	2016
Expected income tax expense	$669	$8,210	$8,497
State tax expense, net of federal benefit	675	838	829
FICA tip credit	(3,411)	(2,250)	(1,936)
Deferred tax balance adjustment	173	(11,696)	—
Other	(460)	(602)	(356)
Income tax (benefit) expense	$(2,354)	$(5,500)	$7,034
Federal tax standards require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The standards also require that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. As of December 30, 2018 and December 31, 2017 the Company recognized no liability for uncertain tax positions.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision. However, the Company currently has no penalties or interest related to income taxes.
16. Commitments and Contingencies
The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
17. Related Party Transactions
The Company leases its corporate office and six restaurant locations from entities owned by its founders and one of its former executive officers. See Note 9 Leases.
In addition, the Company entered into a management agreement in November 2006 with Three Star Management, Ltd. (an entity owned by its founders) to provide management services, such as administrative, accounting and human resources support, to Three Star Management’s restaurants. In connection with this agreement, the Company received management fees of $40,000 for fiscal years 2018, 2017 and 2016.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

18. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal years 2018 and 2017:

	2018
	April 1	July 1	September 30	December 30
Revenue	$93,850	$106,340	$101,175	$96,835
Income from operations (1)	3,675	7,190	(9,040)	1,443
Net income(1)	3,183	6,456	(7,510)	3,410
Basic net income per share	$0.19	$0.38	$(0.44)	$0.20
Diluted net income per share	$0.19	$0.38	$(0.44)	$0.20
	2017
	March 26	June 25	September 24	December 31
Revenue	$86,904	$94,742	$92,193	$96,020
Income from operations (2)	6,461	7,538	4,187	5,515
Net income(2)(3)	4,550	5,329	3,195	15,882
Basic net income per share	$0.27	$0.32	$0.19	$0.94
Diluted net income per share	$0.27	$0.31	$0.19	$0.93

(1)
Contains a non-cash loss on asset impairment that decreased income from operations by $12.3 million and net income by $11.0 million in the third quarter of 2018 and increased net income in the fourth quarter of 2018 by $1.6 million due to the tax effect of the impairment previously recorded.

(2)	Contains a gain from the insurance settlements that increased income from operations by $1.4 million and net income by $1.0 million in the fourth quarter of 2017.

(3)	Contains a deferred tax balance adjustment that increased net income by $11.7 million in the fourth quarter of 2017.
19. Subsequent Events
Subsequent to December 30, 2018, the Company closed two restaurants bringing the total restaurant count to 98 across 19 states.