Form 10-K/A
period 2018-12-30
CHUY'S HOLDINGS, INC.
filed 2019-04-23
CIK 1524931

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
The number of shares of the registrant’s common stock outstanding at April 1, 2019 was 16,868,125.

EXPLANATORY NOTE
Chuy's Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 30, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2019 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about our executive officers and directors as of April 1, 2019:

NAMES	AGE	POSITIONS
Steve Hislop	59	Chairman, President and Chief Executive Officer (1)
Jon Howie	51	Director, Vice President and Chief Financial Officer (1)
John Mountford	57	Chief Operating Officer
Michael Hatcher	58	Vice President of Real Estate and Development
Starlette Johnson	55	Director (2)(4)(6)
Saed Mohseni	56	Independent Lead Director (3)(4)(5)(6)
Ira Zecher	66	Director (3)(4)(5)
Randall M. DeWitt	60	Director (2)(5)

(1)	Class II Director with a term expiring at the 2020 annual meeting.

(2)	Class III Director with a term expiring at the 2021 annual meeting.

(3)	Class I Director with a term expiring at the 2019 annual meeting.

(4)	Member of audit committee.

(5)	Member of compensation committee.

(6)	Member of nominating and corporate governance committee.
Executive Officers Biographies
Steve Hislop has served as President, Chief Executive Officer and a member of our board of directors since July 2007 and Chairman of the Board since May 2018. From July 2006 through June 2007, Steve was President and Chief Executive Officer of Sam Seltzer Steak House. Prior to that, Steve served as the Concept President and a member of the board of directors of O’Charley’s Restaurants, where he helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants. Steve currently serves on the board of directors of Not Your Average Joe's, Inc. and Silver Diner, Inc., which are privately held companies. The board concluded that Steve should serve as a director based upon his operational expertise, knowledge of the restaurant industry and leadership experience.
Jon Howie has served as our Chief Financial Officer since August 2011, as our Vice President since April of 2013 and as a member of the Board since May 2018. From March 2007 to July 2011, Jon served as the Chief Financial Officer of Del Frisco’s Restaurant Group, LLC. Prior to that, he served for five years as Controller and was then promoted to Chief Accounting Officer of the Lone Star Steakhouse & Saloon, Inc. Jon is a certified public accountant and prior to joining Lone Star Steakhouse & Saloon, Inc. was employed as an audit senior manager with Grant Thornton, LLP for one year and served at Ernst & Young LLP for 10 years where he held various audit positions, including audit senior manager. At Grant Thornton and Ernst & Young, he served as an accounting and business advisor to both private and public companies and advised a number of these companies in conjunction with their initial and secondary public offerings. The board concluded that Jon should serve as a director based upon his knowledge of the restaurant industry and our Company and his financial and leadership experience.
John Mountford has served as our Chief Operating Officer since September 2018. He previously served as our Vice President of Culinary Operations from 2016 to September 2018. He joined the Company in 2010 and served as an Area Supervisor of Operations from 2010 to 2013 and as a Director of Culinary Operations from 2013 to 2016. Prior to joining the Company, John was with Sam Seltzers Steak House from 2006 to 2010. He served as President and Chief Executive Officer from 2007 to 2010 and Vice President of Operations from 2006 to 2007. Prior to Sam Seltzers, John served in various operational leadership positions, including Vice President of Culinary Operations for Cooker Bar and Grill, and Director of Culinary Operations for Houston’s Restaurants where he opened over 30 new restaurants.
Michael Hatcher has served as our Vice President of Real Estate and Development since November 2009. Michael joined Chuy’s as a restaurant manager in 1987 and served as General Manager from 1989 to 2002. He was Director of Purchasing and Real Estate from 2002 to 2009.
Director Biographies
Starlette Johnson has served as a member of our board since September 2012. Since February 2019, Starlette has served as the President and as a director of Lucky Strike Entertainment, a privately held company that provides bowling, food and other entertainment. Since 2012, Starlette has also served as an independent consultant to private equity funds, and to companies in the restaurant and hospitality industries. From October 2015 to October 2016, Starlette served as President and Chief Executive Officer of Twin Restaurant Holdings, the parent company of the Twin Peaks restaurant chain. Additionally, she served as President and Chief Operating Officer, as well as a Director, of Dave & Buster’s, Inc. from 2007 to 2010. Starlette joined Dave & Buster’s as Chief Strategic Officer in 2006. Prior to joining Dave & Buster’s, Starlette worked at Brinker International, where she held positions of increasing responsibility, including serving as the Executive Vice President and Chief Strategic Officer. Starlette served as a member of the board of directors for Tuesday Morning, Inc. from 2008 to 2013, during which time she served on the Audit Committee and the Nominating/Governance Committee. Starlette also served on the board of Bojangle’s (NASDAQ: BOJA) from March 2016 to February 2019 during which time she served as chair of the Audit Committee. Since 2015, she has also served as the chairman of the board for SusieCakes, LLC, a privately held bakery. In addition, Starlette is a member of the Advisory Board for the Hospitality & Tourism Program at Virginia Tech and serves on the Pamplin College of Business Cabinet at Virginia Tech. Starlette received a B.S. in Finance from Virginia Tech and an M.B.A. from The Fuqua School of Business at Duke University. The board concluded that Starlette should serve as a director based upon her experience as an executive and board member and her knowledge of the restaurant industry and leadership experience.
Saed Mohseni has served as a member of our board since September 2012 and has served as our Lead Independent Director since May 2018. Saed served as the President and Chief Executive Officer and a director of Bob Evans Farms, Inc. from January 2016 until May 2017. In May 2017, he became the Chief Executive Officer of Bob Evans Restaurants LLC. Saed has more than 30 years of management experience in the restaurant industry. Prior to joining Bob Evans Farms, he served as Director, President and Chief Executive Officer of Bravo Brio Restaurant Group, Inc., the parent company of BRAVO! Cucina Italiana, Bon Vie Bistro, and BRIO Tuscan Grille restaurant chains, from 2007 to 2015. He assumed the additional role of President in 2009 and led the company through the IPO process in 2010. Prior to joining Bravo Brio, Saed worked at McCormick & Schmick for 21 years, where he held positions of increasing responsibility, including serving as a Director from 2004 to 2007 and as Chief Executive Officer from 2000 to 2007 and led the company through the IPO process in 2004. Saed attended Portland State University and Oregon State University. The board concluded that Saed should serve as a director based upon his experience as an executive and board member and his knowledge of the restaurant industry.
Ira Zecher has served as a member of our board since June 2011. Ira has been a managing member of ILZ, LLC, an accounting consulting firm since 2010 and has served as a director, audit committee chairman and nominating and corporate governance committee member of the board of The Habit Restaurants, Inc. since August 2014. He previously served as a director, audit committee chairman and compensation committee member of the board of Norcraft Companies, Inc. from October 2013 to May 2015. Prior to joining the Chuy’s board, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a partner in 2010. From 1986 to 2010, he served as a senior transaction advisory services partner and Far East private equity leader for Ernst & Young, where he advised clients on mergers and acquisitions across a broad range of industries. Prior to joining the transaction advisory services group, Ira provided accounting, audit and business-advisory services to both public and private clients. He received his Bachelor's degree from Queens College of the City of New York. He is also a certified public accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. From 2010 to 2013, he taught in the Graduate Accounting program at Rutgers, the State University of New Jersey. The board concluded that Ira should serve as a director based upon his extensive professional accounting and financial expertise, which allow him to provide key contributions to the Board on financial, accounting, corporate governance and strategic matters.
Randall M. DeWitt has served as a member of our board since October 2016. Randall is a well-known restaurant executive with over 22 years of restaurant experience. Randall is the founder and has been the chief executive officer of Front Burner Restaurants since 1994. Front Burner currently has ten different concepts and is known for developing innovative restaurant concepts that span the fast casual, casual and upscale casual dining segments. Front Burner operates, among others, Whiskey Cake, Velvet Taco, Sixty Vines, Mexican Sugar, and The Ranch at Las Colinas. Prior to founding Front Burner, Randall worked for ten years in commercial real estate development and sales. The board concluded that Randall should serve as a director based on his operational and business development experience within the restaurant industry.
Board of Directors
Our board of directors currently consists of six members, four of whom are non-employee directors.
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
Based on this review, we have established and adopted charters for the audit committee, compensation committee and nominating and corporate governance committee, corporate governance guidelines as well as a code of business conduct and ethics applicable to all of our directors, officers and employees.
Our committee charters, code of business conduct and ethics and corporate governance guidelines are available on our website at www.chuys.com in the Investors section. Copies of these documents are also available upon written request to our Corporate Secretary. We will post information regarding any amendment to, or waiver from, our code of business conduct and ethics on our website in the Investors section.
The board of directors periodically reviews its corporate governance policies and practices. Based on these reviews, the board of directors may adopt changes to policies and practices that are in our best interests and as appropriate to comply with any new SEC or Nasdaq Marketplace Rules.
Board Committees
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.
Audit Committee
Our audit committee is a standing committee of our board of directors. According to our audit committee charter, the functions of our audit committee include, but are not limited to:

•	appointing, retaining and determining the compensation for our independent registered public accounting firm;

•	reviewing and overseeing our independent registered public accounting firm;

•	reviewing and discussing the effectiveness of internal control over financial reporting;

•
reviewing and discussing the annual audited and quarterly unaudited financial statements and the selection, application and disclosures of critical accounting policies used in such financial statements; and

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls.
Our audit committee currently consists of Ira Zecher, Starlette Johnson and Saed Mohseni, with Ira Zecher serving as chairman. All of our audit committee members are independent as defined by Section 10A(m)(3) of the Exchange Act and the Nasdaq Marketplace Rules. Our audit committee charter also requires us to have at least one audit committee financial expert. Our board of directors has determined that Ira Zecher is an audit committee financial expert.
Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website. The audit committee has the authority to engage independent counsel and other advisors as the committee deems necessary to carry out its duties.
Compensation Committee
Our compensation committee is a standing committee of our board of directors. The compensation committee’s functions include:

•	reviewing and recommending to our board of directors the salaries and benefits for our executive officers;

•	recommending overall employee compensation policies; and

•	administering our equity compensation plans.
Our compensation committee currently consists of Saed Mohseni, Ira Zecher and Randall DeWitt, with Saed Mohseni serving as chairman. All members of our compensation committee are independent as defined by Section 10(c) of the Exchange Act, Rule 10C of the Exchange Act Rules and the Nasdaq Marketplace Rules.

Our board of directors has adopted a written charter under which the compensation committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website. The compensation committee has the sole authority to retain and terminate compensation consultants to assist in the evaluation of director or executive officer compensation and the sole authority to approve the fees and other retention terms of such compensation consultants. The compensation committee may also retain independent counsel and other independent advisors to assist it in carrying out its responsibilities. The compensation committee may also, in its discretion, delegate specific duties and responsibilities to a subcommittee or an individual committee member, to the extent permitted by applicable law.
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
Our nominating and corporate governance committee consists of Starlette Johnson and Saed Mohseni, with Starlette Johnson serving as the committee chairman. All members of our nominating and corporate governance committee are independent as defined by the Nasdaq Marketplace rules.
Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website. The nominating and corporate governance committee has the sole authority to retain and terminate any search firm to assist in the identification of director candidates and the sole authority to set the fees and other retention terms of such search firms. The committee may also retain independent counsel and other independent advisors to assist it in carrying out its responsibilities.
Other Committees
Our board of directors may establish other committees as it deems necessary or appropriate from time to time.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions (“covered persons”). A current copy of the code is posted on our website, which is located at www.chuys.com. Any amendments to or waivers from a provision of our code of conduct and ethics that applies to our covered persons and that relates to the elements of Item 406(b) of Regulation S-K will be disclosed on our website promptly following the date of such amendment or waiver.
Board Leadership Structure and Board’s Role in Risk Oversight
Steve Hislop serves as Chairman of our board of directors, President and Chief Executive Officer. We believe that the Company and its shareholders are best served by having Mr. Hislop serve in both positions because of his knowledge of the Company’s operations, our unique culture and industry, in which we are competing. This leadership structure strengthens the communication link between the operating organization and the board. It also fosters a collaborative environment that supports effective decision-making around key topics such as strategic objectives, long-term planning and enterprise risk management.
Since Mr. Hislop serves as Chairman of the board in addition to his roles as President and Chief Executive Officer of the Company, the board determined it was appropriate to appoint a Lead Independent Director, who would be elected annually. Mr. Mohseni was elected to serve as our Lead Independent Director.
The role of our Lead Independent Director is to, among other things, preside at executive sessions of independent directors, serve as a liaison between the independent directors and the Chairman, approve board meeting agendas and the information sent to the board, approve meeting schedules to assure that there is sufficient time for discussion of all agenda items, call meetings of independent directors and, if requested by major shareholders, ensure that he or she is available for consultation and direct communication. For further information on our board leadership, including the role of our Lead Independent Director see our corporate governance guidelines, which can be found on our website (www.chuys.com).
Risk is inherent with every business and we face a number of risks as outlined in Item 1A. “Risk Factors” included in the Company's Annual Report on Form 10-K. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through our audit committee, is responsible for overseeing our management and operations, including overseeing its risk assessment and risk management functions. Our board of directors has delegated responsibility for reviewing our policies with respect to risk assessment and risk management to our audit committee through its charter. Our board of directors has determined that this oversight responsibility can be most efficiently performed by our audit committee as part of its overall responsibility for providing independent, objective oversight with respect to our accounting and financial reporting functions, internal and external audit functions and systems of internal controls over financial reporting and legal, ethical and regulatory compliance. Our audit committee will regularly report to our board of directors with respect to its oversight of these areas.
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
Based solely on a review of the copies of such forms furnished to the Company and the written representations received from the directors and executive officers, the Company believes that all reports required to be filed during the year ended December 30, 2018 by Section 16(a) were filed on a timely basis.

Item 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This compensation discussion provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our Chief Executive Officer and Chief Financial Officer and our two other highest paid executive officers during fiscal year 2018 (collectively, the “named executive officers”). On September 11, 2018, the Board of Directors appointed John Mountford as our Chief Operating Officer. During fiscal year 2018, there were only four executive officers of the Company. This compensation discussion contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.
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
Process for Setting Total Compensation
At the first meeting of each new fiscal year, our compensation committee sets annual base salaries, determines the amount of performance-based and discretionary bonuses for the prior year, sets performance criteria for our performance-based bonuses for the following year and determines the amount of equity based incentive compensation to grant to our named executive officers. In making these compensation decisions, our compensation committee considers the recommendations of our Chief Executive Officer, particularly with respect to salary adjustments, performance-based and discretionary bonus targets and awards and equity incentive awards of our other named executive officers. Our compensation committee meets with our Chief Executive Officer at least annually to discuss and review his recommendations for compensation of our executive officers, excluding himself. When making individual compensation decisions for our named executive officers, the compensation committee takes many factors into account, including the officer’s experience, responsibilities, management abilities and job performance, our performance as a whole, current market conditions and competitive pay levels for similar positions at comparable companies. These factors are considered by the compensation committee in a subjective manner without any specific formula or weighting.
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
The charter of the compensation committee authorizes the committee to engage independent consultants at the expense of the Company. The committee retained Mercer as its independent compensation consultant for 2018. Mercer reports directly to the committee and performs no other work for the Company. The committee assessed the independence of Mercer and concluded that its work did not raise any conflict of interest with the Company. Mercer was engaged to:

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
2018 Advisory Vote on Executive Compensation
At our annual meeting of stockholders in August 2018, approximately 98% of the votes cast in the advisory vote on executive compensation were in support of our executive compensation program. The compensation committee considered the results of this advisory vote and believes the results affirm stockholder approval of the board of directors’ approach to the Company’s executive compensation program. Although the compensation committee did not adopt any changes to our program as a result of this vote, as noted above the compensation committee evaluates our executive compensation program annually.
Elements of Compensation
Our compensation program for named executive officers consists of the following elements of compensation, each described in greater depth below:

•	Base salaries.

•	Performance-based and discretionary bonuses.

•	Equity-based incentive compensation.

•	Perquisites.

•	General benefits.

•	Employment agreements.
We may, from time to time, enter into written agreements to reflect the terms and conditions of employment of a particular named executive officer, whether at the time of hire or thereafter. We consider entering into these agreements when it serves as a meaningful recruitment and retention mechanism. We currently have employment agreements in place with each of our named executive officers. See “Employment Agreements” for additional information regarding our executive officer’s employment agreements.
Base Salary

NAME	2018 SALARY ($)
Steve Hislop	649,750
Jon Howie	395,000
Michael Hatcher	214,240
John Mountford	207,500

We pay base salaries to attract, recruit and retain qualified employees. Our compensation committee reviews and sets base salaries of our named executive officers annually. These salary levels are and will continue to be set based on the named executive officer’s experience and performance with previous employers and negotiations with individual named executive officers. The compensation committee may increase base salaries each year based on its subjective assessment of our company’s and the individual executive officer’s performance and each named executive officer’s experience, length of service and changes in responsibilities. The weight given to such factors by the compensation committee may vary from one named executive officer to another.
In March 2018, Mr. Howie, our Vice President and Chief Financial Officer expanded his roles and responsibilities to include operating analysis and strategy direction related to store development and brand marketing. In recognition of Mr. Howie's expanded role, the Board of Directors approved an increase in his base salary from $314,962 to $395,000 effective February 2018.
In connection with Mr. Mountford's appointment as Chief Operating Officer, the Board of Directors set his annual base salary to $207,500.
Bonus Compensation

		PERFORMANCE-BASED BONUS
NAME	DISCRETIONARY AWARD ($)	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	57,370	—	324,875	649,750	—
Jon Howie	57,370	—	197,500	395,000	—
Michael Hatcher	32,231	—	64,272	128,544	—
John Mountford	33,136	—	62,250	124,500	—
Performance-Based Bonus
In line with our strategy of rewarding performance, our executive compensation program includes performance-based bonuses to named executive officers under our Senior Management Incentive Plan or our cash bonus plan. Our compensation committee establishes annual target performance-based bonuses for each named executive officer during the first quarter of the year.
The target and maximum performance-based bonuses have been set at levels our compensation committee believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2018, the target and maximum performance-based bonus were set at 50% and 100%, respectively, of annual base salary for our Chief Executive Officer and Chief Financial Officer and 30% and 60%, respectively, of annual base salary for our other named executive officers. No bonus is paid if actual Company Adjusted EBITDA is 90% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 90% of budget Company Adjusted EBITDA, the plan provides that we will pay a bonus based on where performance falls on a linear basis between 90% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the compensation committee retains discretion to adjust the amount paid under the plan based on individual and company circumstances. If our budgeted Company Adjusted EBITDA is achieved, each individual will earn 100% of their target bonus.
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
Target, maximum and actual performance-based bonuses for 2018 for each of the named executive officers are shown in the table above and the actual paid performance-based bonus is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For fiscal year 2018, no performance-based bonuses were paid because our actual Company Adjusted EBITDA was less than 90% of our budget Company Adjusted EBITDA.

Discretionary Bonus
The compensation committee retains discretion to grant bonus compensation to the named executive officers and other employees of the Company for their contributions to the Company’s performance. Historically, each of our named executive officers has received a $1,000 holiday bonus each December. In 2018, the compensation committee awarded additional discretionary bonuses to the named executive officers for their contributions to the Company. These bonuses are set forth in the "Bonus" column of the Summary Compensation Table.
Equity Compensation
We pay equity-based compensation to our named executive officers because it links our long-term results achieved for our stockholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in our long-term success.
Historically, we have granted equity awards to our named executive officers in conjunction with significant transactions and in connection with a named executive officer’s initial hire or promotion. Additionally, we have granted equity awards to our named executive officers annually to further align the interests of our executives with those of our stockholders. For information regarding the number and grant date fair value of deferred shares (referred to herein as restricted stock units) granted to our named executive officers during fiscal year 2018, see "—Grants of Plan Based Awards” below.
We have provided this equity compensation to reward performance as well as to promote retention through delayed vesting. However, we believe that by weighting total compensation in favor of performance-based and discretionary bonuses, we have appropriately rewarded individual achievement while at the same time providing incentives to promote Company performance. In addition to stock options and restricted stock units, the 2012 Omnibus Equity Incentive Plan (the "2012 Plan") provides for the issuance of share appreciation rights, restricted shares, performance shares and other share based awards. In the future, we may consider granting other forms of equity to our named executive officers. For additional information regarding our 2012 Plan, see below under the heading "—2012 Omnibus Equity Incentive Plan.”
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
Perquisites
In 2018, the aggregate incremental cost to us of the perquisites received by each of the named executive officers did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.
General Benefits
We provide a limited number of personal benefits to our named executive officers. Our named executive officers participate in our health and benefit plans, and are entitled to vacation and paid time off based on our general vacation policies.
The following are standard benefits offered to all of our eligible employees, including the named executive officers.
Retirement Benefits. We maintain a tax-qualified 401(k) savings plan ("401(k) Plan") and a nonqualified deferred compensation plan. Under the 401(k) Plan, employees are eligible after one year of service and may defer up to the maximum amount allowable by the IRS. The Company also provides a certain group of eligible employees, including our named executive employees, the ability to participate in the Company's nonqualified deferred compensation plan. This plan allows participants to defer up to 80% of their salary and up to 100% of their bonus, on a pre-tax basis. The Company has discretion to make additional matching contributions to both plans. For more information on the nonqualified deferred compensation plan, see "Nonqualided Deferred Compensation" below.
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

Employment Agreements
We entered into new employment agreements with each of Messrs. Hislop, Howie, Mountford and Hatcher on March 11, 2019. The employment agreements do not have a fixed term.
The employment agreements provide that Messrs. Hislop, Howie, Mountford and Hatcher will receive an annual base salary of at least $649,750, $400,000, $207,500 and $220,000, respectively. Messrs. Hislop, Howie and Mountford are each eligible pursuant to their employment agreements to receive a target annual bonus of 50% of their annual base salary, based upon the achievement of performance objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 100% of their annual base salary. Mr. Hatcher is eligible pursuant to his employment agreement to receive a target annual bonus of 30% of his annual base salary, based upon the achievement of performance objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 60% of his annual base salary. Additionally, Messrs. Hislop, Howie, Mountford and Hatcher are eligible pursuant to their employment agreements to receive a targeted annual equity award equal to 50% of their base salary, as determined and authorized from time to time by the compensation committee and subject to the terms and conditions of the 2012 Plan or any successor plan and any award agreements governing the grant of equity awards. The employment agreements also provide that each executive will be eligible to participate in our employee plans, including any health, disability or group life insurance plans or any retirement or non-qualified deferred compensation plans that are generally made available to our other senior executives and will be entitled to four weeks paid vacation per calendar year to be taken in accordance with our vacation policy.
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
We had previously entered into employment agreements with Messrs. Hislop, Howie and Hatcher. The previous employment agreements did not provide for fixed terms.
The previous employment agreements provided that Messrs. Hislop, Howie and Hatcher would receive an annual base salary of at least $366,608, $250,000 and $149,205, respectively. Mr. Hislop and Mr. Howie were each eligible to receive a target annual bonus of 50% of their annual base salary, based upon the achievement of goals and objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 100% of their annual base salary, respectively. Mr. Hatcher was eligible to receive a target annual bonus of 30% of his annual base salary, based upon the achievement of goals and objectives determined by our compensation committee with a minimum and maximum bonus of 0% and 60% of his annual base salary. The previous employment agreements provided that each executive would be eligible to participate in employee plans, including 401(k), medical and dental plans, made available to our other senior executives generally.
The previous employment agreements provided for severance benefits if an executive’s employment was terminated without cause (as defined in the employment agreement), subject to the executive’s compliance with certain confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims. In the event Mr. Hislop’s employment was terminated without cause, he was entitled to continue to receive his base salary for two years following the termination of his employment. In the event Mr. Howie or Mr. Hatcher was terminated without cause, each was entitled to continue to receive one year’s base salary following his termination. In the event of termination, all of our executive officers were entitled to continue to receive the amount that the Company was subsidizing for the executive and his dependents’ medical and dental insurance coverage during the same period the executive was entitled to continue to receive his base salary after his termination.

The amount each named executive would be entitled to receive in the event of a termination is reported below under the heading “—Potential Payments upon Termination or Change in Control.”
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code (the "Code") generally limits the tax deductibility of compensation we pay to our executive officers to $1.0 million in the year the compensation becomes taxable to the executive officers. Historically, there was an exception to the limit on deductibility for "performance-based compensation" that meets certain requirements under Section 162(m) of the Code, but this exception has now been repealed, effective for taxable years beginning after December 31, 2017, unless transition relief for certain compensation arrangements in place as of November 2, 2017 is available. In addition, effective for taxable years beginning after December 31, 2017, the group of executive officers whose compensation is subject to Section 162(m) limitation on deductibility was expanded to include the chief financial officer. As a result, compensation paid to our executive officers in excess of $1.0 million may not be deductible unless it is "performance-based compensation" that qualifies for certain transition relief. Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. Rather, we seek to maintain flexibility in how we compensate our executive officers so as to meet a broader set of corporate and strategic goals and the needs of stockholders, and as such, we may be limited in our ability to deduct the full amount of such compensation.
Accounting rules require us to expense the cost of our stock option and restricted stock unit awards. Because of option and restricted stock unit expensing and the impact of dilution on our stockholders, we pay close attention to, among other factors, the type of equity awards we grant and the number and value of the shares underlying such awards.
Compensation Committee Report
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the compensation committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2018 and this Form 10-K/A.
This report is submitted by the members of the compensation committee of the board named below, who received, discussed with management and recommended that this Compensation Discussion and Analysis be included in the Company’s Annual Report for the year ended December 30, 2018 and this Form 10-K/A.
Members of the Compensation Committee

Randall M. DeWitt	Saed Mohseni	Ira Zecher

Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	OPTION AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL COMPENSATION ($)
Steve Hislop President and Chief Executive Officer	2018	649,750	57,370	649,747	—	—	4,518	1,361,385
	2017	630,823	1,000	630,807	—	—	—	1,262,630
	2016	606,561	1,000	454,920	—	365,648	—	1,428,129
Jon Howie Vice President and Chief Financial Officer	2018	395,000	57,370	2,116,678	—	—	2,740	2,571,788
	2017	314,962	1,000	236,220	—	—	—	552,182
	2016	302,848	1,000	227,132	—	182,564	—	713,544
Michael Hatcher Vice President of Real Estate and Development	2018	214,240	32,231	107,118	—	—	3,109	356,698
	2017	208,000	1,000	103,974	—	—	—	312,974
	2016	200,000	1,000	99,988	—	72,339	—	373,327
John Mountford Chief Operating Officer (3)	2018	207,500	33,136	78,745	—	—	1,297	320,678

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

(2)	All other compensation for fiscal year 2018 includes the following:

NAME	COMPANY CONTRIBUTIONS TO 401(K) PLAN ($)	COMPANY CONTRIBUTIONS TO NONQUALIFIED DEFERRED COMPENSATION PLAN ($)	ALL OTHER TOTAL COMPENSATION ($)
Steve Hislop	—	4,518	4,518
Jon Howie	—	2,740	2,740
Michael Hatcher	1,606	1,503	3,109
John Mountford	—	1,297	1,297

(3)	Effective September 11, 2018, the Board of Directors appointed John Mountford as the Company's Chief Operating Officer.

Grants of Plan-Based Awards

NAME	COMMITTEE ACTION DATE	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#) (2)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(3)
			THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	3/1/2018	3/15/2018				25,282	649,747
			—	324,875	649,750
Jon Howie	3/1/2018	3/15/2018				82,361	2,116,678
			—	197,500	395,000
Michael Hatcher	3/1/2018	3/15/2018				4,168	107,118
			—	64,272	128,544
John Mountford	3/1/2018	3/15/2018				3,064	78,745
			—	62,250	124,500

(1)	Awards are made under our cash bonus plan.

(2)	Awards are made under our 2012 Plan.

(3)
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
Summary of 2012 Plan Terms
We reserved a total of 1,250,000 shares of common stock that are available for issuance under the 2012 Plan. The maximum aggregate awards that may be granted during any fiscal year to any individual will be 200,000 shares, and in the case of options to acquire shares, with a per share exercise price equal to the grant date fair market value of a share. If the shares underlying any plan award are forfeited, canceled, exchanged or surrendered or if a plan award otherwise terminates or expires without a distribution of shares, the shares will again become available under the 2012 Plan provided that shares surrendered or withheld as payment of either the exercise price of an award (including shares otherwise underlying an award of a share appreciation right that are retained by us to account for the grant price of such share appreciation right) and/or withholding taxes in respect of an award will no longer be available for grant under the 2012 Plan, and notwithstanding that a share appreciation right is settled by the delivery of a net number of shares of the full number of shares underlying such share appreciation right will not be available for subsequent awards under the 2012 Plan. In addition, the number of shares for awards that are paid or settled in cash will again be available for grants of awards under the 2012 Plan. Shares underlying awards that can only be settled in cash will not be counted against the aggregate number of shares available for awards under the 2012 Plan.
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
2006 Stock Option Plan
In connection with the adoption of the 2012 Plan the board of directors terminated the 2006 Stock Option Plan (the "2006 Plan") effective as of July 27, 2012, and no further awards may be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern outstanding awards granted under the 2006 Plan. The options granted under the 2006 Plan expire 10 years after the date of grant. The outstanding options under the 2006 Plan were fully vested as of December 30, 2018.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS						STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($/SH)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)
Steve Hislop	40,000	(1)	—	(1)	28.51	2/28/2023
							3,154	(2)	56,646
							6,584	(3)	118,249
							16,718	(4)	300,255
							25,282	(5)	454,065
Jon Howie	48,938	(6)	—	(6)	13.54	4/10/2022
							3,149	(2)	56,556
							3,287	(3)	59,035
							6,261	(4)	112,448
							82,361	(5)	1,479,204
Michael Hatcher	10,000	(1)	—	(1)	28.51	2/28/2023
	4,604	(7)	—	(7)	8.22	1/1/2020
							973	(2)	17,475
							1,447	(3)	25,988
							2,756	(4)	49,498
							4,168	(5)	74,857
John Mountford
							681	(2)	12,231
							1,013	(3)	18,193
							1,988	(4)	35,704
							3,064	(5)	55,029

(1)	These options were granted on March 5, 2013 and vested 20% on each of the first five anniversaries of the grant date.

(2)	These restricted stock units were granted on March 5, 2015 and vested 25% on each of the first four anniversaries of the grant date.

(3)	These restricted stock units were granted on March 4, 2016 and vest 25% on each of the first four anniversaries of the grant date.

(4)	These restricted stock units were granted on March 15, 2017 and vest 25% on each of the first four anniversaries of the grant date.

(5)	These restricted stock units were granted on March 15, 2018 and vest 25% on each of the first four anniversaries of the grant date.

(6)	These options were granted on April 10, 2012 and vested 20% on August 14, 2012 and 20% on each of the next four anniversaries of the first vesting date of August 14, 2012.

(7)	These options were granted on January 1, 2010 and vested 20% on each of the first five anniversaries of the grant date.

Option Exercises and Stock Vested

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ON EXERCISE ($)(1)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)(2)
Steve Hislop	—	—	17,187	467,624
Jon Howie	—	—	9,460	259,921
Michael Hatcher	—	—	4,211	115,595
John Mountford	—	—	2,225	60,747

(1)	Reflects the difference between the market price of our common stock at the time of exercise and the exercise price of the options.

(2)	Value based on market value of our common stock on the dates of vesting.
Nonqualified Deferred Compensation
Effective July 2018, the Company provides a certain group of eligible employees, including our named executive officers, the ability to participate in the Company's nonqualified deferred compensation plan. This plan allows participants to defer up to 80% of their salary and up to 100% of their bonus, thereby delaying taxation of these deferred amounts until actual payment of the deferred amount in future years. This plan also provides for Company discretionary matching contributions. Our current matching contributions match the discretionary contributions made under our 401(k) Plan and vest ratably over three years starting on the first day of the participant's service with the Company, such that an eligible employee with three years of service will be 100% vested in our matching contributions. At the participant's election, payments can be deferred until a specific date at least 12 months after the year of deferral or until termination of employment (subject to earlier payment in the event of a change of control) and can be paid in a lump sum or in up to five annual installments.

The amounts deferred are credited to accounts that mirror the gains and/or losses of several different investment alternatives offered by the plan. Even though we are not required to fund this plan and have unrestricted use of any amounts deferred by participants, we have established a "Rabbi Trust" to invest funds equal to all deferred amounts. The funds are generally invested in certain insurance policies designed for this purpose. These assets, although not required by the plan, are segregated to pay benefits to the participants. In the event of bankruptcy or liquidation, these assets will be subject to forfeiture.

The following table shows the contributions, earnings and account balances for the named executive officers under the nonqualifed deferred compensation plan for fiscal year ended December 30, 2018:

NAME	EXECUTIVE CONTRIBUTIONS ($) (1)	COMPANY CONTRIBUTIONS ($) (2)	AGGREGATE EARNINGS/ (LOSS) ($)	AGGREGATE WITHDRAWLS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT YEAR-END ($)
Steve Hislop	18,073	4,518	83	—	22,674
Jon Howie	10,958	2,740	(1,045)	—	12,653
Michael Hatcher	12,882	1,503	(1,341)	—	13,044
John Mountford	8,646	1,297	(611)	—	9,332

(1)	These amounts are reported as compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2018.

(2)	These amounts are reported as "other" compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2018.

Potential Payments upon Termination or Change in Control
Termination of Employment
As of December 28, 2018, we had entered into employment agreements with Messrs. Hislop, Howie and Hatcher that would entitle them to severance payments upon termination of employment. Assuming the employment of these executive officers was terminated by us without cause on December 28, 2018, the last business day of fiscal year 2018, Messrs. Hislop, Howie and Hatcher would be entitled to $1,306,036, $401,183 and $220,558, respectively, under the employment agreements in effect at that time. As of December 28, 2018, Mr. Mountford did not have an employment agreement with the Company. For information on the severance benefits the executives are entitled to in the event of a termination of employment, under their employment agreements, see Item 11. “Executive Compensation—Employment Agreements.”
Change-in-Control
Under the 2012 Plan, a named executive officer’s awards granted under that plan will immediately vest in the event that a change in control (as defined in the 2012 Plan or a "2012 Change in Control") occurs and the officer’s employment is terminated without cause within 24 months following the change in control.
If a 2012 Change in Control occurred and the employment of Messrs. Hislop, Howie, Hatcher and Mountford was terminated on December 28, 2018, the last business day of fiscal year 2018, Messrs. Hislop, Howie, Hatcher and Mountford would have received $929,215, $1,707,243, $167,818 and $121,157, respectively, related to accelerated vesting of equity awards outstanding under the 2012 Plan.
The closing price of our common stock on December 28, 2018 was $17.96 per share.
Director Compensation
The elements of compensation payable to our non-employee directors in 2018 are briefly described in the following table:

Board Service:
Annual cash retainer	$40,000
Annual equity award grant	$40,000
Lead Independent Director annual cash retainer	$5,000
Board Committee Service:
Audit Committee Chair annual cash retainer	$10,000
Compensation Committee Chair annual cash retainer	$5,000
Nominating & Corporate Governance Committee Chair annual cash retainer	$2,500
Our non-employee directors receive compensation for their services as directors. Our Lead Independent Director and our Committee Chairs receive additional compensation for their service. We reimburse directors for all expenses incurred in attending board meetings.
Grants of equity awards to members of our board of directors are made under the 2012 Plan. These equity awards vest 25% on each of the first four anniversaries of the grant date.
Director Compensation Table
The following table provides information regarding the compensation of our non-employee directors for the year ended December 30, 2018:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($) (1)	TOTAL ($)
John Zapp (2)	20,000	39,989	59,989
Starlette Johnson	42,500	39,989	82,489
Saed Mohseni (3)	47,500	39,989	87,489
Ira Zecher	50,000	39,989	89,989
Randall M. DeWitt	40,000	39,989	79,989

(1)
These restricted stock units were granted on March 15, 2018 and vest 25% on each of the first four anniversaries of the grant date. The grant date fair value of each award was equal to the closing price of the Company's stock on the date of grant or $25.70, as calculated in accordance with FASB ASC Topic 718 (“Topic 718”). See Note 12 to our consolidated financial statements included in the Original Form 10-K for information regarding the assumptions made in determining these values.

(2)	John Zapp resigned from the board of directors on May 9, 2018. The fees paid are for a partial year of service.

(3)	Saed Mohseni was appointed as our Lead Independent Director in May 2018. The fees paid are for a partial year of service in this role.
The following table provides information regarding the aggregate number of option and restricted stock unit awards held by our non-employee directors as of December 30, 2018:

NAME	AGGREGATE OPTION AWARDS	AGGREGATE RESTRICTED STOCK UNIT AWARDS	TOTAL AGGREGATE NUMBER OF AWARDS
Starlette Johnson	7,250	3,628	10,878
Saed Mohseni	7,250	3,628	10,878
Ira Zecher	2,850	3,628	6,478
Randall M. DeWitt	—	2,776	2,776
Compensation Committee Interlocks and Insider Participation
None of our executive officers have served as a member of the board of directors or compensation committee of any related entity that has one or more executive officers serving on our board of directors or compensation committee.
CEO Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, the Company is required to provide the ratio of Mr. Hislop's annual total compensation to the compensation of our median employee. Because SEC rules for identifying the median employee and calculating the pay ratio permit companies to use various methodologies and assumptions, apply certain exclusions, and make reasonable estimates that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio that the Company has reported below.
To identify the median employee, we utilized total gross wages (including reported tips) of all of our full-time and part-time employees who were employed by the Company on December 30, 2018, other than Mr. Hislop. We excluded from total gross wages certain unusual and non-recurring items not available to all employees, such as stock based compensation, to achieve a consistently applied compensation measure. We also annualized the compensation of our employees who were not employed by the Company for all of fiscal year 2018.
Our median employee was identified as a wait staff who worked an average of 25 hours per week. This total compensation figure reflects employment on a part-time basis, and is not necessarily representative of the compensation of other restaurant employees or of our overall compensation practices.
Based on the above determination, our median employee's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K) was $17,745. Our CEO's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K and as reported in the Summary Compensation Table) was $1,361,385.
Based on the foregoing, Mr. Hislop's annual total compensation for fiscal year 2018 was approximately 77 times our median employee's annual total compensation. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized above.
Our CEO pay ratio is not an element that the compensation committee considers in setting the compensation of our CEO, nor is our CEO’s compensation a material element that management considers in making compensation decisions for non-officer employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, as of December 30, 2018 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders
2012 Omnibus Equity Incentive Plan	496,448	(1)	27.68	(2)	502,138
2006 Stock Option Plan	118,785		11.03		—
Total	615,233		19.67		502,138

(1)	Includes 368,402 shares underlying time-based restricted stock units.

(2)	Weighted average exercise price of outstanding options excludes restricted stock units.
Beneficial Ownership
The tables below set forth the beneficial ownership information of our common stock as of April 1, 2019 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person known to us to be the beneficial owner of more than 5% of our shares of common stock.
Unless otherwise noted below, the address of the persons and entities listed in the table is c/o Chuy’s Holdings, Inc., 1623 Toomey Rd., Austin, Texas 78704. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission (“SEC”). Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned, subject to applicable community property laws.
Beneficial ownership and percentage of beneficial ownership is based on 16,868,125 shares of our common stock outstanding at April 1, 2019. Shares of common stock subject to options or restricted stock units that a person has a right to acquire or receive within 60 days of April 1, 2019 are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

Directors and Named Executive Officers

NAME	BENEFICIALLY OWNED (1)	PERCENT OF CLASS
Steve Hislop	129,506	*
Jon Howie	79,199	*
Michael Hatcher	32,441	*
John Mountford	16,214	*
Starlette Johnson	11,802	*
Saed Mohseni	11,802	*
Ira Zecher	5,087	*
Randall M. DeWitt	1,255	*

All Directors and Executive Officers as a group (8 persons)	287,306	1.7%

*	Indicates ownership of less than 1%.

(1)
Based on shares of common stock outstanding as of April 1, 2019. Steve Hislop, Jon Howie, Michael Hatcher, Starlette Johnson, Saed Mohseni and Ira Zecher held options to purchase 40,000, 48,938, 14,604, 7,250, 7,250 and 2,850 shares of common stock, respectively, which are exercisable within the 60 days of April 1, 2019. All Directors and Executive Officers as a group line item includes 120,892 options to purchase shares of our common stock exercisable within the 60 days of April 1, 2019.

Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the SEC by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 1, 2019.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
BlackRock, Inc. (1)	2,527,198	15.0%
Wasatch Advisors, Inc. (2)	1,720,632	10.2%
T. Rowe Price Associates, Inc. (3)	1,582,773	9.4%
Macquarie Group Limited (4)	1,048,070	6.2%
Dimensional Fund Advisors LP (5)	1,016,579	6.0%

(1)
According to Amendment No. 4 to Schedule 13G filed on January 24, 2019 by BlackRock, Inc., BlackRock, Inc. beneficially owns and has sole dispositive power with respect to 2,527,198 shares of our common stock and has sole voting power with respect to 2,492,110 shares of our common stock. The address of BlackRock Inc. is 55 East 52nd Street, New York, NY 10055.

(2)
According to Amendment No. 4 to Schedule 13G filed on April 10, 2019 by Wasatch Advisors, Inc., Wasatch Advisors, Inc. beneficially owns and has sole voting and dispositive power with respect to 1,720,632 shares of our common stock. The address of Wasatch Advisors, Inc. is 505 Wakara Way, Salt Lake City, UT 84108.

(3)
According to Amendment No. 1 to Schedule 13G filed on February 14, 2019 by T. Rowe Price Associates, Inc., T. Rowe Price Associates, Inc. beneficially owns and has sole dispositive power with respect to 1,582,773 shares of our common stock and has sole voting power with respect to 290,841 shares of our common stock. The address of T. Rowe Price Associates, Inc. is 100 East Pratt St., Baltimore, MD 21202.

(4)
According to Schedule 13G filed on February 14, 2019 by Macquarie Group Limited, Macquarie Bank Limited, Macquirie Investment Management Holdings Inc and Macquirie Investment Management Business Trust, Macquarie Group Limited and Macquarie Bank Limited beneficially own 1,048,070 shares of our common stock, Macquirie Investment Management Holdings Inc and Macquirie Investment Management Business Trust beneficially own 1,048,070 shares of our common stock and have sole voting and dispositive power with respect to 1,044,714 shares of our common stock. The address of

Macquarie Group Limited and Macquarie Bank Limited is 50 Martin Place Sydney, New South Wales, Australia. The address of Macquarie Investment Management Holdings Inc. and Macquarie Investment Management Business Trust is 2005 Market Street, Philadelphia, PA 19103.

(5)
According to Amendment No. 1 to Schedule 13G filed on February 8, 2019 by Dimensional Fund Advisors LP, Dimensional Fund Advisors LP beneficially owns and has sole dispositive power with respect to 1,016,579 shares of our common stock and has sole voting power of 963,664 shares of our common stock. The address of Dimensional Fund Advisors LP is 6300 Bee Cave Road, Building One, Austin, TX 78746.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a summary of transactions that occurred on or were in effect after December 31, 2017 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.
Default License Letter Agreements
We entered into letter agreements in November 2006 with respect to the properties that we lease from Young/Zapp GP, LLC ("Young/Zapp") and its subsidiaries, an entity owned 47.5% by each of our Founders and former directors and 5.0% by Sharon Russell, a former executive officer of the Company and its subsidiaries. Pursuant to these letter agreements, if we default under our lease agreements with Young/Zapp and terminate possession of the lease location, Young/Zapp may operate a Tex-Mex or Mexican food restaurant in that location. However, they may not use our trademarks or trade names or confusingly similar trademarks or tradenames. The approximate dollar value of this agreement was not determinable.
Intellectual Property
We entered into a recipe license agreement with MY/ZP IP Group, Ltd ("MY/ZP IP") in November 2006 to allow the use of certain of our recipes by MY/ZP IP at Shady Grove, Inc. ("Shady Grove"), a restaurant owned by our Founders and former directors. Shady Grove is a restaurant that serves American and Southwestern cuisine, such as hamburgers, sandwiches, fries, queso, cheese sticks and chili, and for which we provide management and administrative services pursuant to a management agreement with Three Star Management, Ltd. The approximate dollar value of this agreement was not determinable.
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
Leases
On December 1, 2016, we entered through our subsidiary Chuy's Opco, Inc. into a sublease with Young Zapp Graceland, Ltd. for additional office space next to the Company’s current office space. Young Zapp Graceland, Ltd. is owned by John Zapp and Michael Young, former directors of the Company, and Sharon Russell, a former executive officer of the Company. The audit committee and the disinterested directors of the board approved the transaction after determining that the transaction was in the ordinary course of the Company’s business and was on terms as favorable as would have been obtained by the Company in a comparable arm’s length transaction with an independent, unrelated third party. The sublease began on January 1, 2017 and has a five-year term with an option to extend for an additional five years. The Company was required to pay rent of $16,320 per month during the first year. This monthly rent amount increases approximately $500 each year. The sublease is a triple net lease and the Company will be responsible for the taxes, insurance and maintenance costs related to the property.
In additional to our corporate office, we also lease our North Lamar, River Oaks, Highway 183, Round Rock, Shenandoah and Arbor Trails properties from subsidiaries of Young/Zapp. In 2018, we paid Young/Zapp $343,615, $286,504, $424,342, $495,688, $547,401, $313,004 and $422,367, which includes rent and a percentage of gross sales in excess of our base rent, with respect to our headquarters, North Lamar, River Oaks, Hwy 183, Round Rock, Shenandoah and Arbor Trails locations, respectively.
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
RSM US LLP served as the Company’s independent registered public accounting firm in 2018 and 2017. The following sets forth fees billed by RSM for the audit of our annual financial statements and other services rendered:

	YEAR ENDED
	DECEMBER 30, 2018	DECEMBER 31, 2017
Audit fees(1)	$503,450	$372,600
Tax fees(2)	31,775	3,495
Total	$535,225	$376,095

(1)
Includes fees for audits of our annual financial statements and its internal control over financial reporting, reviews of the related quarterly financial statements, and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)	Tax fees for fiscal years 2018 and 2017 consisted of $31,775 and $3,495, respectively, for tax advice.
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
The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm. All audit and non-audit services for 2018 and 2017 were pre-approved by the audit committee.
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

10.25	Sublease Agreement, dated December 1, 2016, between Young Zapp Graceland, Ltd. and Chuy’s Opco, Inc.
10.26	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.27*†	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steve Hislop
10.28*†	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon Howie
10.29*†	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Mountford
10.30*†	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Michael Hatcher
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
+     Filed herewith.
†    Filed as an exhibit to Chuy's Annual Report on Form 10-K filed March 12, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 22, 2019	CHUY’S HOLDINGS, INC.

		By:	/s/ Jon W. Howie
Jon W. Howie
Vice President and Chief Financial Officer