Form 10-Q
period 2019-03-31
CHUY'S HOLDINGS, INC.
filed 2019-05-08
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CHUY	Nasdaq Stock Market LLC
The number of shares of the registrant’s common stock outstanding at April 26, 2019 was 16,835,301.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2019	December 30, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,345	$8,199
Accounts receivable	1,457	2,054
Lease incentives receivable	1,282	1,597
Income tax receivable	215	603
Inventories	1,581	1,541
Prepaid expenses and other current assets	5,590	3,736
Total current assets	17,470	17,730
Property and equipment, net	211,825	210,960
Operating lease assets	167,088	—
Other assets and intangible assets, net	341	2,425
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$442,693	$277,084
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,034	$6,463
Accrued liabilities	19,164	17,221
Operating lease liabilities	9,106	—
Deferred lease incentives	—	2,959
Total current liabilities	32,304	26,643
Deferred tax liability, net	2,221	2,601
Operating lease liabilities, less current portion	213,245	—
Accrued deferred rent	—	14,516
Deferred lease incentives, less current portion	—	39,473
Total liabilities	247,770	83,233

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,860,639 shares issued and outstanding at March 31, 2019 and 16,856,373 shares issued and outstanding at December 30, 2018	169	169
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at March 31, 2019 and December 30, 2018	—	—
Paid-in capital	97,694	99,490
Retained earnings	97,060	94,192
Total stockholders’ equity	194,923	193,851
Total liabilities and stockholders’ equity	$442,693	$277,084

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Revenue	$102,111	$93,850
Costs and expenses:
Cost of sales	25,715	23,573
Labor	36,699	33,468
Operating	14,559	13,352
Occupancy	7,982	7,097
General and administrative	6,167	5,471
Marketing	1,451	1,080
Restaurant pre-opening	718	1,421
Closure costs	372	—
Depreciation and amortization	5,077	4,713
Total costs and expenses	98,740	90,175
Income from operations	3,371	3,675
Interest expense, net	39	16
Income before income taxes	3,332	3,659
Income tax expense	115	476
Net income	$3,217	$3,183
Net income per common share:
Basic	$0.19	$0.19
Diluted	$0.19	$0.19
Weighted-average shares outstanding:
Basic	16,870,154	16,936,824
Diluted	16,955,324	17,069,140

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 30, 2018	16,856,373	169	$99,490	$94,192	$193,851
Adoption of ASU 2016-02 Leases (Topic 842)	—	—	—	(349)	(349)
Stock-based compensation	—	—	798	—	798
Proceeds from exercise of stock options	4,687	—	34	—	34
Settlement of restricted stock units	115,688	1	—	—	1
Repurchase of shares of common stock	(80,309)	(1)	(1,817)	—	(1,818)
Indirect repurchase of shares for minimum tax withholdings	(35,800)	—	(811)	—	(811)
Net income	—	—	—	3,217	3,217
Balance, March 31, 2019	16,860,639	169	$97,694	$97,060	$194,923

Balance, December 31, 2017	16,923,741	169	100,140	88,653	188,962
Stock-based compensation	—	—	788	—	788
Proceeds from exercise of stock options	3,587	—	35	—	35
Settlement of restricted stock units	89,643	1	(1)	—	—
Repurchase of shares of common stock	(64,757)	(1)	(1,618)	—	(1,619)
Indirect repurchase of shares for minimum tax withholdings	(27,115)	—	(739)	—	(739)
Net income	—	—	—	3,183	3,183
Balance, April 1, 2018	16,925,099	169	$98,605	$91,836	$190,610

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Cash flows from operating activities:
Net income	$3,217	$3,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,077	4,713
Amortization of operating lease assets	3,228	—
Amortization of loan origination costs	8	8
Stock-based compensation	750	736
Loss on disposal of property and equipment	181	—
Amortization of deferred lease incentives	—	(705)
Deferred income taxes	(274)	255
Changes in operating assets and liabilities:
Accounts receivable	597	1,620
Lease incentive receivable	315	3,160
Income tax receivable	388	170
Inventories	(40)	170
Prepaid expenses and other current assets	(1,853)	(345)
Accounts payable	(2,603)	(1,901)
Accrued liabilities	1,943	(1,335)
Operating lease liabilities	(3,275)	—
Accrued deferred rent	—	883
Deferred lease incentives	—	1,350
Net cash provided by operating activities	7,659	11,962
Cash flows from investing activities:
Purchase of property and equipment	(5,866)	(9,912)
Purchase of other assets	(53)	(77)
Net cash used in investing activities	(5,919)	(9,989)
Cash flows from financing activities:
Borrowings under revolving line of credit	5,000	—
Payments under revolving line of credit	(5,000)	—
Repurchase of shares of common stock	(1,817)	(1,618)
Proceeds from the exercise of stock options	34	35
Indirect repurchase of shares for minimum tax withholdings	(811)	(739)
Net cash used in financing activities	(2,594)	(2,322)
Net decrease in cash and cash equivalents	(854)	(349)
Cash and cash equivalents, beginning of period	8,199	8,785
Cash and cash equivalents, end of period	$7,345	$8,436

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$174	$2,091

Supplemental cash flow disclosures:
Cash paid for interest	$17	$8
Cash paid for income taxes	$—	$12

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of March 31, 2019, the Company operated 99 restaurants in 19 states.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The accompanying condensed consolidated balance sheet as of December 30, 2018, has been derived from our audited consolidated financial statements.
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
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2019 and 2018 fiscal years both consist of 52 weeks.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

2. Updates to Significant Accounting Policies
Leases
On December 31, 2018, the first day of fiscal year 2019, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." As a result, the Company updated its significant accounting policy for leases. For the impact of the adoption on the Company's consolidated financial statements see Note 3, Recent Accounting Pronouncements and for additional information about our lease arrangements see Note 10, Leases in the notes to our unaudited condensed consolidated financial statements.
The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate offices. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments (“Rent Holiday”).
Operating lease assets and liabilities are recognized at the lease commencement date for material leases with a term of greater than 12 months. Operating lease liabilities represent the present value of future minimum lease payments. Since our leases do not provide an implicit rate, our operating lease liabilities are calculated using the Company's secured incremental borrowing rate at lease commencement. We have no outstanding debt, and as a result, we estimate this rate based on prevailing financial market conditions, comparable companies, credit analysis and management judgment. Minimum lease payments include only fixed lease components of the agreement, as well as variable rate payments that depend on an index, initially measured using the index at the lease commencement date.
Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepaid or accrued lease payments, initial direct costs and lease incentives. Lease incentives are recognized when earned and reduce our operating lease asset related to the lease. They are amortized through the operating lease assets as reductions of rent expense over the lease term.
Operating lease expense is recognized on a straight-line basis over the lease term. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable.
3. Recent Accounting Pronouncements
Leases
The Company adopted ASU 2016-02 Leases (Topic 842) on December 31, 2018, the first day of fiscal year 2019. This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than twelve months. This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This standard is effective for interim and annual periods beginning after December 15, 2018.
We elected the optional transition method option to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our consolidated financial statements. The adoption of this standard had a significant impact on the Company’s consolidated balance sheet as we recognized the right-of-use assets and lease liabilities for our operating leases. The adoption had an immaterial impact on the consolidated statement of income, cash flows and overall liquidity.
We elected to utilize the three practical expedients permitted within the standard, which eliminates the requirement to reassess the conclusions about historical lease identifications, lease classifications, and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease terms and impairments of right-of-use assets. Additionally, we elected to utilize the short-term lease exception policy, which allows us to not apply the recognition requirements of this standard to leases with a term of 12 months or less.
The effect of the changes made to the Company's condensed consolidated balance sheet as of December 31, 2018 for the adoption of ASU 2016-02 Leases (Topic 842) are as follows:

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

Assets	December 30, 2018	Adoption of Leases (Topic 842)	December 31, 2018
Non-current assets:
Operating lease assets	—	170,316	170,316
Other assets and intangible assets, net	2,425	(2,093)	332

Liabilities and Stockholders' Equity
Current Liabilities:
Operating lease liability	—	8,694	8,694
Deferred lease incentives	2,959	(2,959)	—
Non-current liabilities:
Deferred tax liability, less current portion	2,601	(106)	2,495
Accrued deferred rent	14,516	(14,516)	—
Deferred lease incentives, less current portion	39,473	(39,473)	—
Operating lease liabilities, less current portion	—	216,932	216,932
Stockholders' equity:
Retained earnings	94,192	(349)	93,843
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
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to herein as "restricted stock units"). For the thirteen weeks ended March 31, 2019 and April 1, 2018, there were approximately 37,000 and 11,500 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted income per share is as follows:

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
BASIC
Net income	$3,217	$3,183

Weighted-average common shares outstanding	16,870,154	16,936,824
Basic net income per common share	$0.19	$0.19

DILUTED
Net income	$3,217	$3,183

Weighted-average common shares outstanding	16,870,154	16,936,824
Dilutive effect of stock options and restricted stock units	85,170	132,316
Weighted-average of diluted shares	16,955,324	17,069,140
Diluted net income per common share	$0.19	$0.19

5. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. The 2006 Plan was terminated by the board effective July 27, 2012, and no further awards may be granted under the plan after such date. However, the termination of the 2006 Plan did not affect outstanding awards granted. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of March 31, 2019, a total of 335,215 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $750,000 and $736,000 for the thirteen weeks ended March 31, 2019 and April 1, 2018, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity related to stock options for the thirteen weeks ended March 31, 2019 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2018	246,831	$19.67
Exercised	(4,687)	7.18
Forfeited	—	—
Outstanding at March 31, 2019	242,144	$19.91	3.00	$1,354
Exercisable at March 31, 2019	241,391	$19.88	3.00	$1,354
The aggregate intrinsic value in the table above is obtained by subtracting the exercise price from the estimated fair value of the underlying common stock as of March 31, 2019 and multiplying this result by the related number of options outstanding and exercisable at March 31, 2019. The estimated fair value of the common stock as of March 31, 2019 used in the above calculation was $22.77 per share, the closing price of the Company’s common stock on March 29, 2019, the last trading day of the first quarter. The total intrinsic value of options exercised during the thirteen weeks ended March 31, 2019 was approximately $66,000. The fair value of options vested during the thirteen weeks ended March 31, 2019 was approximately $4,000.
There was approximately $2,000 of total unrecognized compensation expense related to options granted under the 2006 Plan and the 2012 Plan as of March 31, 2019. This expense will be recognized ratably over the next year.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirteen weeks ended March 31, 2019 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 30, 2018	368,402	$27.01
Granted	172,749	22.40
Vested	(115,688)	27.20
Forfeited	(5,826)	27.18
Outstanding at March 31, 2019	419,637	$25.06	3.09
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 31, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $10.2 million, which is expected to be recognized ratably over the next five years.

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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of March 31, 2019 the Company had no borrowings under our Revolving Credit Facility.
7. Accrued Liabilities
The major classes of accrued liabilities at March 31, 2019 and December 30, 2018 are summarized as follows:

	March 31, 2019	December 30, 2018
Accrued compensation and related benefits	$9,086	$6,807
Other accruals	4,138	3,604
Sales and use tax	3,083	2,848
Deferred gift card revenue	1,648	2,176
Property tax	1,209	1,786
Total accrued liabilities	$19,164	$17,221
8. Share Repurchase Program
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
We repurchased approximately 80,000 shares of common stock during the thirteen weeks ended March 31, 2019 for $1.8 million. As of March 31, 2019, we have $24.6 million remaining to be repurchased under this plan.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

9. Commitments and Contingencies
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
10. Leases
The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate offices. The initial lease terms range from 10 years to 15 years, most of which include renewal options of 10 to 15 years. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years.
Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance charges, and various other expenses related to properties, which are expensed as incurred.
Rent expense is paid to various landlords including several companies owned and controlled by the Company’s founders and one of its former executive officers.
Components of operating lease costs are as follows for the thirteen weeks ended March 31, 2019:

Lease cost	Classification	Unrelated Parties	Related Party	Total
Operating lease cost (a)	Occupancy, General and administrative expenses and Property and equipment, net	$5,436	$576	$6,012
Variable lease cost	Occupancy	101	151	252
		$5,537	$727	$6,264
(a) Includes short-term operating lease costs which are immaterial.
Weighted average lease term and discount rate are as follows:

March 31, 2019
Weighted average remaining lease term (in years)	15.5
Weighted average discount rate	7.8%
Supplemental cash flow disclosures for the thirteen weeks ended March 31, 2019:

March 31, 2019
Cash paid for operating lease liabilities	$6,286
Operating lease assets obtained in exchange for operating lease liabilities (a)	168,984
(a) Includes the transition adjustment for the adoption of Leases (Topic 842) as discussed in Note 3, Recent Accounting Pronouncements in the notes to our unaudited condensed consolidated financial statements. As a result of the store closures, the Company also shortened the remaining life of the related leases and recorded a $1.3 million reduction to the operating lease assets and liabilities during the first quarter of 2019.
Supplemental balance sheet disclosures:

Operating leases	Classification	March 31, 2019
Right-of-use assets	Operating lease assets	$167,088

Current lease liabilities	Operating lease liability	$9,106
Non-current lease liabilities	Operating lease liability, less current portion	213,245
Total lease liabilities		$222,351

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

Future minimum rent payments for our operating leases for each of the next five years as of March 31, 2019 are as follows:

	Unrelated Parties	Related Party	Total
Fiscal year ending:
Remainder of 2019	$17,607	$1,709	$19,316
2020	23,977	2,286	26,263
2021	24,261	2,292	26,553
2022	24,104	1,439	25,543
2023	24,472	1,446	25,918
Thereafter	261,547	1,205	262,752
Total minimum lease payments	375,968	10,377	386,345
Less: imputed interest	162,202	1,792	163,994
Present value of lease liabilities	$213,766	$8,585	$222,351
As of March 31, 2019, operating lease payments include $142.0 million related to options to extend lease terms that are reasonable certain of being exercised and exclude approximately $13.8 million of legally binding minimum lease payments for leases signed but not yet commenced.
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, future minimum rent payments for our operating leases for each of the next five years and in total are as follows as of December 30, 2018:

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
11. Closure costs
We recorded closure costs of approximately $0.4 million associated with two restaurants closed during the first quarter of 2019, one in Atlanta, Georgia, and one in Miami, Florida.
12. Subsequent events
Subsequent to March 31, 2019, the Company opened two new restaurants for a total of 101 restaurants in 19 states.

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
The following discussion contains, in addition to historical information, forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. We use words such as "anticipated", "believe", "could", "should", "estimate", "intend", "may", "consider", "predict", "project", "target", and other similar terms and phrases, including references to assumptions to identify forward looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in the economic environment, real estate markets, capital spending and our overall operating performance and those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2018 (our "Annual Report") and those set forth under "Cautionary Statement Concerning Forward-Looking Statements" in this report.
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
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of March 31, 2019, we operated 99 Chuy’s restaurants across 19 states.
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
Our Growth Strategies and Outlook
Our growth is based primarily on the following strategies:

•	Pursue new restaurant development in major markets;

•	Backfill smaller existing markets to build brand awareness;

•	Deliver consistent same store sales through providing high-quality food and service at a considerable value; and

•	Leverage our infrastructure.
During the 13-week period ended March 31, 2019, we opened one new restaurant and closed two existing restaurants. We also opened two additional restaurants subsequent to March 31, 2019. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major new markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 83 and 74 restaurants at March 31, 2019 and April 1, 2018, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Total restaurants (at end of period)	99	93
Total comparable restaurants (at end of period)	83	74
Average unit volumes (in thousands)	$1,067	$1,055
Change in comparable restaurant sales(1)	3.2%	(0.6)%
Average check	$15.53	$15.01
(1) We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflects changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2017, there is a one-week calendar shift in the calculation of April 1, 2018 comparable restaurant sales.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2019 and 2018 fiscal years each consists of 52 weeks.
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

Thirteen Weeks Ended March 31, 2019 Compared to Thirteen Weeks Ended April 1, 2018
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	March 31, 2019	% of Revenue	April 1, 2018	% of Revenue	$ Change	% Change
Revenue	$102,111	100.0%	$93,850	100.0%	$8,261	8.8%
Costs and expenses:
Cost of sales	25,715	25.2%	23,573	25.1%	2,142	9.1%
Labor	36,699	35.9%	33,468	35.7%	3,231	9.7%
Operating	14,559	14.3%	13,352	14.2%	1,207	9.0%
Occupancy	7,982	7.8%	7,097	7.6%	885	12.5%
General and administrative	6,167	6.0%	5,471	5.8%	696	12.7%
Marketing	1,451	1.4%	1,080	1.2%	371	34.4%
Restaurant pre-opening	718	0.7%	1,421	1.5%	(703)	(49.5)%
Closure costs	372	0.4%	—	—%	372	*
Depreciation and amortization	5,077	5.0%	4,713	5.0%	364	7.7%
Total costs and expenses	98,740	96.7%	90,175	96.1%	8,565	9.5%
Income from operations	3,371	3.3%	3,675	3.9%	(304)	(8.3)%
Interest expense, net	39	—%	16	—%	23	*
Income before income taxes	3,332	3.3%	3,659	3.9%	(327)	(8.9)%
Income tax expense	115	0.1%	476	0.5%	(361)	(75.8)%
Net income	$3,217	3.2%	$3,183	3.4%	$34	1.1%

* Not meaningful
Revenue. Revenue increased $8.3 million, or 8.8%, to $102.1 million for the thirteen weeks ended March 31, 2019 from $93.9 million for the comparable period in 2018. This increase was primarily driven by $7.1 million in incremental revenue from an additional 99 operating weeks provided by our new restaurants during the thirteen weeks ended March 31, 2019 as well as an increase in our comparable restaurant sales. These increases were partially offset by a decrease in sales related to our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the restaurants transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 3.2% for the thirteen weeks ended March 31, 2019 compared to the thirteen weeks ended April 1, 2018. The increase in comparable restaurant sales was primarily driven by a 2.9% increase in average check and 0.3% increase in average weekly customers. The Company estimates that the comparable sales were positively impacted by approximately 30 basis points due to the timing of New Year’s Eve and Easter, partially offset by unfavorable weather conditions during the quarter. Our total revenue mix attributed to bar sales was 18.1% during the thirteen weeks ended March 31, 2019 as compared to 18.5% during the comparable period in 2018.
Cost of Sales. Cost of sales as a percentage of revenue increased to 25.2% during the thirteen weeks ended March 31, 2019 from 25.1% during the same period in 2018 primarily as a result of an increase in the cost of beef of approximately 40 basis points, and chicken of approximately 10 basis points. These increases were partially offset by a decrease in dairy and cheese costs of approximately 30 basis points, and produce of approximately 10 basis points.
Labor Costs. Labor costs as a percentage of revenue increased to 35.9% during the thirteen weeks ended March 31, 2019 from 35.7% during the comparable period in 2018 primarily due to hourly labor rate inflation on comparable stores of approximately 3.3%, new store labor inefficiencies and higher hourly rates in new markets.
Operating Costs. Operating costs as a percentage of revenue increased to 14.3% during the thirteen weeks ended March 31, 2019 from 14.2% during the comparable period in 2018. This increase is driven by higher insurance costs of approximately 20 basis points, higher delivery service charges of approximately 10 basis points, partially offset by increased leverage of our fixed operating costs on higher sales.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.8% during the thirteen weeks ended March 31, 2019 from 7.6% during the comparable period in 2018, primarily as a result of higher rental expense at certain newly opened restaurants as we continue our expansion into larger markets.

General and Administrative Expenses. General and administrative expenses increased to $6.2 million for the thirteen weeks ended March 31, 2019 as compared to $5.5 million for the same period in 2018. The increase was primarily driven by a $0.2 million increase in management salaries and equity compensation due to additional headcount to support our growth, a $0.3 million increase in performance-based bonuses driven by company performance during the quarter and a $0.2 million increase in professional fees.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased to $0.7 million for the thirteen weeks ended March 31, 2019 as compared to $1.4 million for the same period in 2018. This decrease is primarily driven by a reduced development pipeline and timing of new restaurant openings in fiscal year 2019 as compared to the same period in 2018. During the thirteen weeks ended March 31, 2019, we incurred pre-opening costs for five new restaurants, of which four will open in the second quarter of 2019 or later. During the comparable period in 2018, we incurred pre-opening costs for seven new restaurants, of which five opened in the second quarter of 2018 or later.
Marketing. Marketing expense as percentage of revenue increased to 1.4% during the thirteen weeks ended March 31, 2019 from 1.2% during the comparable period in 2018 driven by our new national-level marketing initiatives.
Closure costs. As a result of the closure of two restaurants during the first quarter of 2019 we incurred closure costs of approximately of $0.4 million ($0.4 million, net of tax or $0.02 per diluted share).
Depreciation and Amortization. Depreciation and amortization costs increased $0.4 million to $5.1 million during the thirteen weeks ended March 31, 2019 from $4.7 million during the comparable period in 2018, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Expense. For the thirteen weeks ended March 31, 2019 our effective income tax rate decreased to approximately 3.5% from approximately 13.0% during the comparable period in 2018. The decrease in our effective tax rate for the quarter is primarily related to an increase in employee tax credits in proportion to our estimated taxable income offset by a negative impact of certain discrete items.
Net Income. As a result of the foregoing, net income was $3.2 million during the thirteen weeks ended March 31, 2019 as compared to $3.2 million during the comparable period in 2018.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our $25.0 million Revolving Credit Facility, which we entered into on November 30, 2012 and amended on October 30, 2015. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt, if any. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for at least the next twelve months.
Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. From time to time, we may also purchase the underlying land lot for development. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We have also entered into operating leases with certain related parties with respect to six of our restaurants and our corporate headquarters. Effective December 31, 2018, the first day of fiscal year 2019, our existing lease obligations are reflected in our consolidated balance sheets as operating lease assets and lease liabilities in accordance with Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)". See Note 2, Updates to Significant Accounting Policies and Note 10, Leases, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.
As of March 31, 2019, we had a cash and cash equivalent balance of $7.3 million that we expect to utilize, along with cash flows from operations, to provide capital to support our restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure and to repurchase additional shares of our common stock subject to market conditions. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of March 31, 2019, we have $24.6 million remaining to be repurchased under this plan.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.

Cash Flows for Thirteen Weeks Ended March 31, 2019 and April 1, 2018
The following table summarizes the statement of cash flows for the thirteen weeks ended March 31, 2019 and April 1, 2018 (in thousands):

	Thirteen Weeks Ended
	March 31, 2019	April 1, 2018
Net cash provided by operating activities	$7,659	$11,962
Net cash used in investing activities	(5,919)	(9,989)
Net cash used in financing activities	(2,594)	(2,322)
Net decrease in cash and cash equivalents	(854)	(349)
Cash and cash equivalents at beginning of year	8,199	8,785
Cash and cash equivalents at end of period	$7,345	$8,436
Operating Activities. Net cash provided by operating activities decreased $4.3 million to $7.7 million for the thirteen weeks ended March 31, 2019 from $12.0 million during the comparable period in 2018. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was primarily due to a $4.2 million decrease in lease incentive receivables and deferred lease incentives mainly driven by our development schedule as well as a planned reduction in contracted tenant allowances on new leases; a $1.5 million decrease in prepaid expenses driven by timing of payments and a $1.0 million decrease in accounts receivable mainly as a result of a collection of a large insurance settlement due to the hurricanes in the first quarter of 2018. This total decrease of $6.7 million was partially offset by a $3.3 million increase in accrued liabilities mainly driven by a favorable change in hourly payroll cycle during the third quarter of 2018.
Investing Activities. Net cash used in investing activities decreased $4.1 million to $5.9 million for the thirteen weeks ended March 31, 2019 from $10.0 million during the comparable period in 2018. The decrease was primarily due to a reduced development pipeline as well as the timing of our construction payments associated with new restaurants as well as expenditures related to maintaining our existing restaurants and other projects during the thirteen weeks ended March 31, 2019 as compared to the same period last year.
Financing Activities. Net cash used in financing activities increased by $0.3 million to $2.6 million for the thirteen weeks ended March 31, 2019 from $2.3 million during the comparable period in 2018. The increase was primarily due to a $0.2 million increase in the shares of our common stock repurchased in the open market during the thirteen weeks ended March 31, 2019.
As of March 31, 2019, we leased six of our restaurant locations and our corporate offices from entities owned by our founders and one former executive officer. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC. For information regarding our Revolving Credit Facility see Note 6, Long-Term Debt in the notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.
Off-Balance Sheet Arrangements
As of March 31, 2019, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
Significant Accounting Policies
Except as set forth in Note 2, Updates to Significant Accounting Policies in the notes to our unaudited condensed consolidated financial statements, there have been no material changes to the significant accounting policies from what was previously disclosed in our Annual Report filed with the SEC.

Recent Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 3, Recent Accounting Pronouncements in the notes to our unaudited condensed consolidated financial statements.
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
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this report and in our Annual Report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this report reflect our views as of the date of this report with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements and you should carefully consider all of the factors identified in this report that could cause actual results to differ. We assume no obligation to update these forward-looking statements, except as required by law.
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
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate adoption of the standard on December 31, 2018, the first day of fiscal year 2019.
Other than as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our first quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
December 31, 2018 through January 27, 2019	—	$—	—	$26.4
January 28, 2019 through February 24, 2019	—	—	—	26.4
February 25, 2019 through March 31, 2019	80,309	22.63	80,309	24.6
Total	80,309	$22.63	80,309

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
Date: May 8, 2019

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)