Form 10-Q
period 2019-06-30
CHUY'S HOLDINGS, INC.
filed 2019-08-09
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at July 26, 2019 was 16,606,408.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2019	December 30, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$11,752	$8,199
Accounts receivable	1,403	2,054
Lease incentives receivable	358	1,597
Income tax receivable	—	603
Inventories	1,723	1,541
Prepaid expenses and other current assets	7,104	3,736
Total current assets	22,340	17,730
Property and equipment, net	216,296	210,960
Operating lease assets	170,094	—
Other assets and intangible assets, net	494	2,425
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$455,193	$277,084
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,671	$6,463
Accrued liabilities	24,380	17,221
Operating lease liabilities	9,412	—
Deferred lease incentives	—	2,959
Total current liabilities	39,463	26,643
Deferred tax liability, net	1,539	2,601
Operating lease liabilities, less current portion	215,899	—
Accrued deferred rent	—	14,516
Deferred lease incentives, less current portion	—	39,473
Total liabilities	256,901	83,233

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,698,652 shares issued and outstanding at June 30, 2019 and 16,856,373 shares issued and outstanding at December 30, 2018	167	169
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at June 30, 2019 and December 30, 2018	—	—
Paid-in capital	94,820	99,490
Retained earnings	103,305	94,192
Total stockholders’ equity	198,292	193,851
Total liabilities and stockholders’ equity	$455,193	$277,084

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue	$113,132	$106,340	$215,243	$200,190
Costs and expenses:
Cost of sales	29,174	26,958	54,889	50,531
Labor	38,854	37,411	75,553	70,879
Operating	15,897	14,773	30,456	28,125
Occupancy	8,152	7,472	16,134	14,569
General and administrative	5,868	5,235	12,035	10,706
Marketing	1,544	1,089	2,995	2,169
Restaurant pre-opening	1,182	1,310	1,900	2,731
Legal settlement	775	—	775	—
Closure costs	216	—	588	—
Depreciation and amortization	5,124	4,902	10,201	9,615
Total costs and expenses	106,786	99,150	205,526	189,325
Income from operations	6,346	7,190	9,717	10,865
Interest expense, net	23	19	62	35
Income before income taxes	6,323	7,171	9,655	10,830
Income tax expense	78	715	193	1,191
Net income	$6,245	$6,456	$9,462	$9,639
Net income per common share:
Basic	$0.37	$0.38	$0.56	$0.57
Diluted	$0.37	$0.38	$0.56	$0.56
Weighted-average shares outstanding:
Basic	16,804,465	16,936,807	16,838,052	16,936,815
Diluted	16,859,657	17,072,179	16,902,656	17,067,715

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 30, 2018	16,856,373	169	$99,490	$94,192	$193,851
Adoption of ASU 2016-02 Leases (Topic 842)	—	—	—	(349)	(349)
Stock-based compensation	—	—	798	—	798
Proceeds from exercise of stock options	4,687	—	34	—	34
Settlement of restricted stock units	115,688	1	—	—	1
Repurchase of shares of common stock	(80,309)	(1)	(1,817)	—	(1,818)
Indirect repurchase of shares for minimum tax withholdings	(35,800)	—	(811)	—	(811)
Net income	—	—	—	3,217	3,217
Balance, March 31, 2019	16,860,639	169	$97,694	$97,060	$194,923
Stock-based compensation	—	—	928	—	928
Proceeds from exercise of stock options	11,956	—	99	—	99
Settlement of restricted stock units	3,493	—	(1)	—	(1)
Repurchase of shares of common stock	(176,171)	(2)	(3,873)	—	(3,875)
Indirect repurchase of shares for minimum tax withholdings	(1,265)	—	(27)	—	(27)
Net income	—	—	—	6,245	6,245
Balance, June 30, 2019	16,698,652	167	$94,820	$103,305	$198,292

Balance, December 31, 2017	16,923,741	169	100,140	88,653	188,962
Stock-based compensation	—	—	788	—	788
Proceeds from exercise of stock options	3,587	—	35	—	35
Settlement of restricted stock units	89,643	1	(1)	—	—
Repurchase of shares of common stock	(64,757)	(1)	(1,618)	—	(1,619)
Indirect repurchase of shares for minimum tax withholdings	(27,115)	—	(739)	—	(739)
Net income	—	—	—	3,183	3,183
Balance, April 1, 2018	16,925,099	169	$98,605	$91,836	$190,610
Stock-based compensation	—	—	871	—	871
Proceeds from exercise of stock options	19,581	—	377	—	377
Settlement of restricted stock units	2,512	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(830)	—	(23)	—	(23)
Net income	—	—	—	6,456	6,456
Balance, July 1, 2018	16,946,362	169	$99,830	$98,292	$198,291

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018
Cash flows from operating activities:
Net income	$9,462	$9,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,201	9,615
Amortization of operating lease assets	222	—
Amortization of loan origination costs	16	16
Stock-based compensation	1,622	1,557
Loss on disposal of property and equipment	121	—
Amortization of deferred lease incentives	—	(1,429)
Deferred income taxes	(956)	277
Changes in operating assets and liabilities:
Accounts receivable	651	1,669
Lease incentive receivable	1,239	4,193
Income tax receivable	603	470
Inventories	(182)	14
Prepaid expenses and other current assets	(3,368)	(494)
Accounts payable	(1,804)	(1,612)
Accrued liabilities	7,159	(349)
Operating lease liabilities	(315)	—
Accrued deferred rent	—	1,572
Deferred lease incentives	—	1,484
Net cash provided by operating activities	24,671	26,622
Cash flows from investing activities:
Purchase of property and equipment	(14,510)	(22,994)
Purchase of other assets	(213)	(155)
Net cash used in investing activities	(14,723)	(23,149)
Cash flows from financing activities:
Borrowings under revolving line of credit	5,000	—
Payments under revolving line of credit	(5,000)	—
Repurchase of shares of common stock	(5,690)	(1,618)
Proceeds from the exercise of stock options	133	412
Indirect repurchase of shares for minimum tax withholdings	(838)	(762)
Net cash used in financing activities	(6,395)	(1,968)
Net increase in cash and cash equivalents	3,553	1,505
Cash and cash equivalents, beginning of period	8,199	8,785
Cash and cash equivalents, end of period	$11,752	$10,290

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,012	$2,302

Supplemental cash flow disclosures:
Cash paid for interest	$33	$19
Cash paid for income taxes	$494	$445

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of June 30, 2019, the Company operated 102 restaurants in 19 states.
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
Diluted net income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to herein as "restricted stock units"). For the thirteen weeks ended June 30, 2019 and July 1, 2018, there were approximately 73,200 and 4,600 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the twenty-six weeks ended June 30, 2019 and July 1, 2018, there were approximately 48,700 and 6,200 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

The computation of basic and diluted income per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
BASIC
Net income	$6,245	$6,456	$9,462	$9,639

Weighted-average common shares outstanding	16,804,465	16,936,807	16,838,052	16,936,815
Basic net income per common share	$0.37	$0.38	$0.56	$0.57

DILUTED
Net income	$6,245	$6,456	$9,462	$9,639

Weighted-average common shares outstanding	16,804,465	16,936,807	16,838,052	16,936,815
Dilutive effect of stock options and restricted stock units	55,192	135,372	64,604	130,900
Weighted-average of diluted shares	16,859,657	17,072,179	16,902,656	17,067,715
Diluted net income per common share	$0.37	$0.38	$0.56	$0.56

5. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. The 2006 Plan was terminated by the board effective July 27, 2012, and no further awards may be granted under the plan after such date. However, the termination of the 2006 Plan did not affect outstanding awards granted. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of June 30, 2019, a total of 339,738 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $872,000 and $821,000 for the thirteen weeks ended June 30, 2019 and July 1, 2018, respectively, and $1,622,000 and $1,557,000 for the twenty-six weeks ended June 30, 2019 and July 1, 2018, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

Stock Options
A summary of stock-based compensation activity related to stock options for the twenty-six weeks ended June 30, 2019 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2018	246,831	$19.67
Exercised	(16,643)	8.02
Forfeited	—	—
Outstanding at June 30, 2019	230,188	$20.51	2.86	$1,200
Exercisable at June 30, 2019	229,619	$20.49	2.85	$1,200
The aggregate intrinsic value in the table above is obtained by subtracting the exercise price from the estimated fair value of the underlying common stock as of June 30, 2019 and multiplying this result by the related number of options outstanding and exercisable at June 30, 2019. The estimated fair value of the common stock as of June 30, 2019 used in the above calculation was $22.92 per share, the closing price of the Company’s common stock on June 28, 2019, the last trading day of the second quarter. The total intrinsic value of options exercised during the twenty-six weeks ended June 30, 2019 was approximately $235,000. The fair value of options vested during the twenty-six weeks ended June 30, 2019 was approximately $6,000.
There was approximately $1,000 of total unrecognized compensation expense related to options granted under the 2006 Plan and the 2012 Plan as of June 30, 2019. This expense will be recognized ratably over the next year.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the twenty-six weeks ended June 30, 2019 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 30, 2018	368,402	$27.01
Granted	175,518	22.39
Vested	(119,181)	27.22
Forfeited	(13,118)	25.72
Outstanding at June 30, 2019	411,621	$25.02	2.89
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 30, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $9.1 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.

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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of June 30, 2019, the Company had no borrowings under our Revolving Credit Facility.
7. Accrued Liabilities
The major classes of accrued liabilities at June 30, 2019 and December 30, 2018 are summarized as follows:

	June 30, 2019	December 30, 2018
Accrued compensation and related benefits	$11,960	$6,807
Other accruals	5,620	3,604
Sales and use tax	3,252	2,848
Deferred gift card revenue	1,571	2,176
Property tax	1,977	1,786
Total accrued liabilities	$24,380	$17,221
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
We repurchased approximately 176,000 and 256,000 shares of common stock for $3.9 million and $5.7 million, respectively, during the thirteen and twenty-six weeks ended June 30, 2019, respectively. As of June 30, 2019, we have $20.7 million remaining to be repurchased under this plan.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

9. Commitments and Contingencies
On June 11, 2019, James Dulanto filed a lawsuit against the Company in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida on behalf of a purported class of assistant managers employed during a three year period. It alleged that assistant managers were not paid overtime compensation during and after training because they were misclassified as exempt employees. The lawsuit sought damages for overtime hours, liquidated damages, pre-judgment interest, attorney's fees, costs and other relief. On July 12, 2019, we reached an agreement providing for an opt-in collective action settlement. The parties will file a motion seeking judicial approval of the settlement. We believe it is likely that the motion will be approved by the court. As of June 30, 2019, we accrued $0.8 million to settle claims, attorney's fees, and other legal costs related to this lawsuit. The amount of the accrual is based on the estimated opt-in participation and we may ultimately incur liabilities greater or less than the accrued amount.
We are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
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
Components of operating lease costs are as follows for the thirteen weeks ended June 30, 2019:

Lease cost	Classification	Unrelated Parties	Related Party	Total
Operating lease cost (a)	Occupancy, General and administrative expenses and Property and equipment, net	$5,571	$576	$6,147
Variable lease cost	Occupancy	121	177	298
		$5,692	$753	$6,445
(a) Includes short-term operating lease costs which are immaterial.
Components of operating lease costs are as follows for the twenty-six weeks ended June 30, 2019:

Lease cost	Classification	Unrelated Parties	Related Party	Total
Operating lease cost (a)	Occupancy, General and administrative expenses and Property and equipment, net	$11,007	$1,152	$12,159
Variable lease cost	Occupancy	222	328	550
		$11,229	$1,480	$12,709
(a) Includes short-term operating lease costs which are immaterial.
Weighted average lease term and discount rate are as follows:

June 30, 2019
Weighted average remaining lease term (in years)	15.4
Weighted average discount rate	7.8%

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

Supplemental cash flow disclosures for the twenty-six weeks ended June 30, 2019:

June 30, 2019
Cash paid for operating lease liabilities	$12,683
Operating lease assets obtained in exchange for operating lease liabilities (a)	173,949
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
Supplemental balance sheet disclosures:

Operating leases	Classification	June 30, 2019
Right-of-use assets	Operating lease assets	$170,094

Current lease liabilities	Operating lease liability	$9,412
Non-current lease liabilities	Operating lease liability, less current portion	215,899
Total lease liabilities		$225,311
Future minimum rent payments for our operating leases for each of the next five years as of June 30, 2019 are as follows:

	Unrelated Parties	Related Party	Total
Fiscal year ending:
Remainder of 2019	$11,953	$1,140	$13,093
2020	24,423	2,286	26,709
2021	24,707	2,292	26,999
2022	24,550	1,439	25,989
2023	24,918	1,446	26,364
Thereafter	269,948	1,205	271,153
Total minimum lease payments	380,499	9,808	390,307
Less: imputed interest	163,365	1,631	164,996
Present value of lease liabilities	$217,134	$8,177	$225,311
As of June 30, 2019, operating lease payments include $147.7 million related to options to extend lease terms that are reasonably certain of being exercised and exclude approximately $16.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

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
11. Closure costs
We recorded closure costs of approximately $0.2 million and $0.6 million for the thirteen and twenty-six weeks ended June 30, 2019, respectively, associated with two restaurants closed during the first quarter of 2019, one in Atlanta, Georgia, and one in Miami, Florida.
12. Subsequent events
Subsequent to June 30, 2019, the Company opened one new restaurant for a total of 103 restaurants in 19 states.

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
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of June 30, 2019, we operated 102 Chuy’s restaurants across 19 states.
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
During the 26-week period ended June 30, 2019, we opened four new restaurants and we also opened one additional restaurant subsequent to June 30, 2019. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major new markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 85 and 77 restaurants at June 30, 2019 and July 1, 2018, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Total restaurants (at end of period)	102	96	102	96
Total comparable restaurants (at end of period)	85	77	85	77
Average unit volumes (in thousands)	$1,151	$1,144	$2,225	$2,201
Change in comparable restaurant sales(1)	1.9%	1.0%	2.5%	0.3%
Average check	$15.91	$15.23	$15.73	$15.12
(1) We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflects changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2017, there is a one-week calendar shift in the calculation of July 1, 2018 comparable restaurant sales.
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

Thirteen Weeks Ended June 30, 2019 Compared to Thirteen Weeks Ended July 1, 2018
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	June 30, 2019	% of Revenue	July 1, 2018	% of Revenue	$ Change	% Change
Revenue	$113,132	100.0%	$106,340	100.0%	$6,792	6.4%
Costs and expenses:
Cost of sales	29,174	25.8	26,958	25.4	2,216	8.2
Labor	38,854	34.3	37,411	35.2	1,443	3.9
Operating	15,897	14.1	14,773	13.9	1,124	7.6
Occupancy	8,152	7.2	7,472	7.0	680	9.1
General and administrative	5,868	5.2	5,235	4.9	633	12.1
Marketing	1,544	1.4	1,089	1.0	455	41.8
Restaurant pre-opening	1,182	1.0	1,310	1.2	(128)	(9.8)
Legal settlement	775	0.7	—	—	775	*
Closure costs	216	0.2	—	—	216	*
Depreciation and amortization	5,124	4.5	4,902	4.6	222	4.5
Total costs and expenses	106,786	94.4	99,150	93.2	7,636	7.7
Income from operations	6,346	5.6	7,190	6.8	(844)	(11.7)
Interest expense, net	23	—	19	0.1	4	21.1
Income before income taxes	6,323	5.6	7,171	6.7	(848)	(11.8)
Income tax expense	78	0.1	715	0.6	(637)	(89.1)
Net income	$6,245	5.5%	$6,456	6.1%	$(211)	(3.3)%

* Not meaningful
Revenue. Revenue increased $6.8 million, or 6.4%, to $113.1 million for the thirteen weeks ended June 30, 2019 from $106.3 million for the comparable period in 2018. This increase was primarily driven by $7.9 million in incremental revenue from an additional 87 operating weeks provided by new restaurants during the thirteen weeks ended June 30, 2019 as well as an increase in comparable restaurant sales. These increases were partially offset by a decrease in sales related to non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the restaurants transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 1.9% for the thirteen weeks ended June 30, 2019 compared to the thirteen weeks ended July 1, 2018. The increase in comparable restaurant sales was primarily driven by a 3.9% increase in average check, partially offset by 2.0% decrease in average weekly customers. The Company estimates that comparable sales were negatively impacted by approximately 80 basis points due to unfavorable weather conditions and 20 basis points due to the timing of Easter during the quarter. Our bar sales were approximately 18.9% of total sales during the thirteen weeks ended June 30, 2019 as compared to 19.3% during the comparable period in 2018.
Cost of Sales. Cost of sales as a percentage of revenue increased to 25.8% during the thirteen weeks ended June 30, 2019 from 25.4% during the same period in 2018 primarily as a result of an increase in the cost of beef of approximately 40 basis points, and produce of approximately 50 basis points. These increases were partially offset by a decrease in dairy and cheese costs of approximately 20 basis points, chicken costs of approximately 10 basis points and bar costs of approximately 20 basis points.
Labor Costs. Labor costs as a percentage of revenue decreased to 34.3% during the thirteen weeks ended June 30, 2019 from 35.2% during the comparable period in 2018 primarily due to leverage on higher average check, increased labor efficiency at new store openings and lower training expense for our new managers, partially offset by hourly labor rate inflation on comparable stores of approximately 3.0% and higher hourly rates in certain markets.
Operating Costs. Operating costs as a percentage of revenue increased to 14.1% during the thirteen weeks ended June 30, 2019 from 13.9% during the comparable period in 2018. This increase is driven by higher insurance costs of approximately 10 basis points, higher restaurant repair and maintenance costs of approximately 10 basis points, higher credit card and delivery service charges of approximately 10 basis points, partially offset by favorable pricing on restaurant supplies of approximately 20 basis points as a result of a transition to one national distributor in the second half of fiscal year 2018 and increased leverage of our operating costs on higher sales.

Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.2% during the thirteen weeks ended June 30, 2019 from 7.0% during the comparable period in 2018, primarily as a result of higher rental expense at certain newly opened restaurants in larger markets and higher property taxes.
General and Administrative Expenses. General and administrative expenses increased to $5.9 million for the thirteen weeks ended June 30, 2019 as compared to $5.2 million for the same period in 2018. The increase was primarily driven by a $0.6 million increase in performance-based bonuses driven by company performance during the quarter and a $0.2 million increase in management salaries and equity compensation.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased to $1.2 million for the thirteen weeks ended June 30, 2019 as compared to $1.3 million for the same period in 2018. This decrease is primarily driven by a reduced development pipeline and timing of new restaurant openings in fiscal year 2019 as compared to the same period in 2018. During the thirteen weeks ended June 30, 2019, we incurred pre-opening costs for five new restaurants, of which three will open in the third quarter of 2019 or later. During the comparable period in 2018, we incurred pre-opening costs for seven new restaurants, of which four opened in the third quarter of 2018 or later.
Marketing. Marketing expense as percentage of revenue increased to 1.4% during the thirteen weeks ended June 30, 2019 from 1.0% during the comparable period in 2018 driven by our new national-level marketing initiatives.
Legal settlement. During the thirteen weeks ended June 30, 2019, we recorded $0.8 million ($0.6 million, net of tax or $0.04 per diluted share) related to a pending legal settlement.
Closure costs. During the thirteen weeks ended June 30, 2019, we recorded $0.2 million ($0.2 million, net of tax or $0.01 per diluted share) related to the closure of two restaurants during the first quarter of 2019.
Depreciation and Amortization. Depreciation and amortization costs increased $0.2 million to $5.1 million during the thirteen weeks ended June 30, 2019 from $4.9 million during the comparable period in 2018, primarily as the result of an increase in equipment and leasehold improvement costs associated with new restaurants.
Income Tax Expense. For the thirteen weeks ended June 30, 2019, the effective income tax rate decreased to approximately 1.2% from approximately 10.0% during the comparable period in 2018. The decrease in the effective tax rate for the quarter is primarily related to an increase in employee tax credits in proportion to the estimated taxable income.
Net Income. As a result of the foregoing, net income was $6.2 million during the thirteen weeks ended June 30, 2019 as compared to $6.5 million during the comparable period in 2018.

Twenty-Six Weeks Ended June 30, 2019 Compared to Twenty-Six Weeks Ended July 1, 2018
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2019	% of Revenue	July 1, 2018	% of Revenue	$ Change	% Change
Revenue	$215,243	100.0%	$200,190	100.0%	$15,053	7.5%
Costs and expenses:
Cost of sales	54,889	25.5	50,531	25.2	4,358	8.6
Labor	75,553	35.1	70,879	35.4	4,674	6.6
Operating	30,456	14.1	28,125	14.0	2,331	8.3
Occupancy	16,134	7.5	14,569	7.3	1,565	10.7
General and administrative	12,035	5.6	10,706	5.3	1,329	12.4
Marketing	2,995	1.4	2,169	1.1	826	38.1
Restaurant pre-opening	1,900	0.9	2,731	1.4	(831)	(30.4)
Legal settlement	775	0.4	—	—	775	*
Closure costs	588	0.3	—	—	588	*
Depreciation and amortization	10,201	4.7	9,615	4.9	586	6.1
Total costs and expenses	205,526	95.5	189,325	94.6	16,201	8.6
Income from operations	9,717	4.5	10,865	5.4	(1,148)	(10.6)
Interest expense	62	—	35	—	27	77.1
Income before income taxes	9,655	4.5	10,830	5.4	(1,175)	(10.8)
Income tax expense	193	0.1	1,191	0.6	(998)	(83.8)
Net income	$9,462	4.4%	$9,639	4.8%	$(177)	(1.8)%

* Not meaningful
Revenue. Revenue increased $15.1 million, or 7.5%, to $215.2 million for the twenty-six weeks ended June 30, 2019 from $200.2 million for the comparable period in 2018. This increase was primarily driven by $15.0 million in incremental revenue from an additional 186 operating weeks provided by new restaurants during the twenty-six weeks ended June 30, 2019 as well as an increase in comparable restaurant sales. These increases were partially offset by non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 2.5% for the twenty-six weeks ended June 30, 2019 compared to the twenty-six weeks ended July 1, 2018. The increase in comparable restaurant sales was primarily driven by a 3.4% increase in average check, partially offset by a 0.9% decrease in weekly customers. We estimate comparable restaurant sales were negatively impacted by approximately 40 basis points due to unfavorable weather conditions, partially offset by the timing of New Year's Eve. Our bar sales were approximately 18.5% of total sales during the twenty-six weeks ended June 30, 2019 compared to 18.9% during the comparable period in 2018.
Cost of Sales. Cost of sales as a percentage of revenue increased to 25.5% during the twenty-six weeks ended June 30, 2019 from 25.2% during the comparable period in 2018. This increase is primarily due to increases in the cost of beef of approximately 40 basis points, produce of approximately 30 basis points, partially offset by decreases in dairy and cheese costs of approximately 20 basis points and bar costs of approximately 20 basis points.
Labor Costs. Labor costs as a percentage of revenue decreased to 35.1% during the twenty-six weeks ended June 30, 2019 from 35.4% during the comparable period in 2018 due to leverage on higher average check, increased labor efficiency at new store openings and lower training expense for our new managers, partially offset by hourly labor rate inflation on comparable stores of approximately 3.2% and higher hourly rates in certain markets.
Operating Costs. Operating costs as a percentage of revenue increased to 14.1% during the twenty-six weeks ended June 30, 2019 from 14.0% during the comparable period in 2018, primarily due to higher insurance costs of approximately 10 basis points, higher restaurant repair and maintenance costs of approximately 10 basis points, higher credit card and delivery service charges of approximately 10 basis points, partially offset by favorable pricing on restaurant supplies of approximately 20 basis points as a result of a transition to one national distributor in the second half of fiscal year 2018 and increased leverage of operating costs on higher sales.

Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.5% during the twenty-six weeks ended June 30, 2019 from 7.3% during the comparable period in 2018, primarily as a result of higher rental expense at certain newly opened restaurants in larger markets and higher property taxes.
General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 12.4%, to $12.0 million for the twenty-six weeks ended June 30, 2019 from $10.7 million during the comparable period in 2018. This increase was primarily driven by $0.9 million increase in performance based bonuses driven by company performance during the quarter and a $0.5 million increase in management salaries and equity compensation.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased to $1.9 million during the twenty-six weeks ended June 30, 2019 compared to $2.7 million during the same period in 2018. This decrease is primarily driven by a reduced development pipeline and timing of new restaurant openings in fiscal year 2019 as compared to the same period in 2018. During the twenty-six weeks ended June 30, 2019 we incurred pre-opening costs for six new restaurants, of which three will open in the third quarter of 2019 or later. During the comparable period in 2018, we incurred pre-opening costs for nine new restaurants, of which four opened in the third quarter of 2018 or later.
Legal settlement. During the twenty-six weeks ended June 30, 2019, we recorded $0.8 million ($0.6 million, net of tax or $0.04 per diluted share) related to a pending legal settlement.
Closure costs. During the twenty-six weeks ended June 30, 2019, we recorded $0.6 million ($0.5 million, net of tax or $0.03 per diluted share) related to the closure of two restaurants during the first quarter of 2019.
Depreciation and Amortization. Depreciation and amortization costs increased $0.6 million to $10.2 million during the twenty-six weeks ended June 30, 2019 from $9.6 million during the comparable period in 2018, primarily as the result of an increase in equipment and leasehold improvement costs associated with new restaurants.
Income Tax Expense. For the twenty-six weeks ended June 30, 2019, the effective tax rate decreased to 2.0% from 11.0% during the comparable period in 2018. The decrease in the effective tax rate for the year is primarily related to an increase in employee tax credits in proportion to estimated taxable income.
Net Income. As a result of the foregoing, net income was $9.5 million during the twenty-six weeks ended June 30, 2019 as compared to $9.6 million during the comparable period in 2018.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our $25.0 million Revolving Credit Facility. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt, if any. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for at least the next twelve months.
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
As of June 30, 2019, we had a cash and cash equivalents balance of $11.8 million that we expect to utilize, along with cash flows from operations, to provide capital to support our restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure and to repurchase additional shares of our common stock subject to market conditions. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of June 30, 2019, we have $20.7 million remaining to be repurchased under this plan through December 31, 2019.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.

Cash Flows for Twenty-Six Weeks Ended June 30, 2019 and July 1, 2018
The following table summarizes the statement of cash flows for the twenty-six weeks ended June 30, 2019 and July 1, 2018 (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2019	July 1, 2018
Net cash provided by operating activities	$24,671	$26,622
Net cash used in investing activities	(14,723)	(23,149)
Net cash used in financing activities	(6,395)	(1,968)
Net increase in cash and cash equivalents	3,553	1,505
Cash and cash equivalents at beginning of year	8,199	8,785
Cash and cash equivalents at end of period	$11,752	$10,290
Operating Activities. Net cash provided by operating activities decreased $2.0 million to $24.7 million for the twenty-six weeks ended June 30, 2019 from $26.6 million during the comparable period in 2018. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was primarily due to a $4.4 million decrease in lease incentive receivables and deferred lease incentives mainly driven by our development schedule as well as a planned reduction in contracted tenant allowances on new leases, a $2.9 million decrease in prepaid expenses driven by timing of payments, a $1.0 million decrease in accounts receivable mainly as a result of a collection of a large insurance settlement due to the hurricanes in the first quarter of 2018 and a $1.2 million decrease in deferred income taxes. This total decrease of $9.5 million was partially offset by a $7.5 million increase in accrued liabilities mainly driven by a favorable change in our hourly payroll cycle during the third quarter of 2018, higher bonus accrual, a legal settlement accrual as well as timing of other payments.
Investing Activities. Net cash used in investing activities decreased $8.4 million to $14.7 million for the twenty-six weeks ended June 30, 2019 from $23.1 million during the comparable period in 2018. The decrease was primarily due to a reduced development pipeline as well as the timing of our construction payments associated with new restaurants as well as expenditures related to maintaining our existing restaurants and other projects during the twenty-six weeks ended June 30, 2019 as compared to the same period last year.
Financing Activities. Net cash used in financing activities increased by $4.4 million to $6.4 million for the twenty-six weeks ended June 30, 2019 from $2.0 million during the comparable period in 2018. The increase was primarily due to a $4.1 million increase in the shares of our common stock repurchased in the open market and a $0.3 million decrease in the proceeds from the exercise of stock options during the twenty-six weeks ended June 30, 2019.
As of June 30, 2019, we leased six of our restaurant locations and our corporate offices from entities owned by our founders and one former executive officer. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
Off-Balance Sheet Arrangements
As of June 30, 2019, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.

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
Cautionary Statement Concerning Forward-Looking Statements
Certain statements in this quarterly report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements regarding our growth strategy. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

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

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including the effect on our existing restaurants when opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of a potential requirement to record asset impairment charges in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax laws;

•	volatility in the price of our common stock;

•	the timing and amount of repurchases of our common stock, if any, changes to the Company’s expected liquidity position and the possibility that the repurchase program may be suspended or discontinued;

•	the impact of future sales of our common stock and any additional capital raised by us through the sale of our common stock or grants of additional equity-based compensation;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future; and

•	other risks and uncertainties described from time to time in the Company's Annual Report and other filings with the Securities and Exchange Commission.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1.    Legal Proceedings
For information regarding legal proceedings, see Note 9, Commitments and Contingencies in the notes to our unaudited condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
April 1, 2019 through April 28, 2019	25,360	$22.37	25,360	$24.0
April 29, 2019 through May 26, 2019	14,249	21.96	14,249	23.7
May 27, 2019 through June 30, 2019	136,562	21.93	136,562	20.7
Total	176,171	$21.99	176,171

(1)
On November 2, 2017, we announced that our Board of Directors authorized us to repurchase an indeterminate number of shares of our common stock through December 31, 2019 at an aggregate market value of up to $30.0 million.

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
Date: August 8, 2019

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)