Form 10-Q
period 2019-09-29
CHUY'S HOLDINGS, INC.
filed 2019-11-08
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at October 25, 2019 was 16,614,644.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 29, 2019	December 30, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,476	$8,199
Accounts receivable	1,199	2,054
Lease incentives receivable	358	1,597
Income tax receivable	—	603
Inventories	1,635	1,541
Prepaid expenses and other current assets	6,823	3,736
Total current assets	20,491	17,730
Property and equipment, net	210,557	210,960
Operating lease assets	170,618	—
Other assets and intangible assets, net	700	2,425
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$448,335	$277,084
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,763	$6,463
Accrued liabilities	22,564	17,221
Operating lease liabilities	9,705	—
Deferred lease incentives	—	2,959
Total current liabilities	37,032	26,643
Deferred tax liability, net	—	2,601
Operating lease liabilities, less current portion	216,010	—
Accrued deferred rent	—	14,516
Deferred lease incentives, less current portion	—	39,473
Total liabilities	253,042	83,233

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,614,644 shares issued and outstanding at September 29, 2019 and 16,856,373 shares issued and outstanding at December 30, 2018	166	169
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at September 29, 2019 and December 30, 2018	—	—
Paid-in capital	93,639	99,490
Retained earnings	101,488	94,192
Total stockholders’ equity	195,293	193,851
Total liabilities and stockholders’ equity	$448,335	$277,084

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue	$109,082	$101,175	$324,325	$301,366
Costs and expenses:
Cost of sales	28,673	25,899	83,562	76,430
Labor	38,770	37,395	114,323	108,274
Operating	16,127	14,947	46,583	43,072
Occupancy	8,206	7,728	24,340	22,297
General and administrative	5,975	4,811	18,010	15,517
Marketing	1,492	1,016	4,487	3,185
Restaurant pre-opening	457	994	2,357	3,725
Legal settlement	—	—	775	—
Impairment and closure costs	7,300	12,336	7,888	12,336
Depreciation and amortization	5,284	5,089	15,485	14,705
Total costs and expenses	112,284	110,215	317,810	299,541
(Loss) income from operations	(3,202)	(9,040)	6,515	1,825
Interest expense, net	28	24	90	59
(Loss) income before income taxes	(3,230)	(9,064)	6,425	1,766
Income tax benefit	(1,413)	(1,554)	(1,220)	(363)
Net (loss) income	$(1,817)	$(7,510)	$7,645	$2,129
Net (loss) income per common share:
Basic	$(0.11)	$(0.44)	$0.46	$0.13
Diluted	$(0.11)	$(0.44)	$0.45	$0.12
Weighted-average shares outstanding:
Basic	16,615,927	16,948,701	16,764,010	16,940,777
Diluted	16,720,662	17,114,190	16,836,430	17,081,371

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, July 1, 2018	16,946,362	$169	$99,830	$98,292	$198,291
Stock-based compensation	—	—	852	—	852
Proceeds from exercise of stock options	2,577	—	42	—	42
Settlement of restricted stock units	2,240	1	—	—	1
Indirect repurchase of shares for minimum tax withholdings	(800)	—	(23)	—	(23)
Net loss	—	—	—	(7,510)	(7,510)
Balance, September 30, 2018	16,950,379	$170	$100,701	$90,782	$191,653

Balance, June 30, 2019	16,698,652	$167	$94,820	$103,305	$198,292
Stock-based compensation	—	—	856	—	856
Proceeds from exercise of stock options	9,574	—	85	—	85
Settlement of restricted stock units	2,642	—	—	—	—
Repurchase of shares of common stock	(95,294)	(1)	(2,099)	—	(2,100)
Indirect repurchase of shares for minimum tax withholdings	(930)	—	(23)	—	(23)
Net loss	—	—	—	(1,817)	(1,817)
Balance, September 29, 2019	16,614,644	$166	$93,639	$101,488	$195,293

	Thirty-Nine Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 31, 2017	16,923,741	$169	$100,140	$88,653	$188,962
Stock-based compensation	—	—	2,511	—	2,511
Proceeds from exercise of stock options	25,745	—	454	—	454
Settlement of restricted stock units	94,395	1	(1)	—	—
Repurchase of shares of common stock	(64,757)	—	(1,618)	—	(1,618)
Indirect repurchase of shares for minimum tax withholdings	(28,745)	—	(785)	—	(785)
Net income	—	—	—	2,129	2,129
Balance, September 30, 2018	16,950,379	$170	$100,701	$90,782	$191,653

Balance, December 30, 2018	16,856,373	169	$99,490	$94,192	$193,851
Adoption of ASC 842 (Leases)	—	—		(349)	(349)
Stock-based compensation	—	—	2,582	—	2,582
Proceeds from exercise of stock options	26,217	—	218	—	218
Settlement of restricted stock units	121,823	1	(1)	—	—
Repurchase of shares of common stock	(351,774)	(4)	(7,789)	—	(7,793)
Indirect repurchase of shares for minimum tax withholdings	(37,995)	—	(861)	—	(861)
Net income	—	—	—	7,645	7,645
Balance, September 29, 2019	16,614,644	$166	$93,639	$101,488	$195,293
See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$7,645	$2,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,485	14,705
Amortization of operating lease assets	(303)	—
Amortization of loan origination costs	25	25
Loss on asset impairment	7,114	12,336
Stock-based compensation	2,423	2,368
Loss on disposal of property and equipment	220	—
Amortization of deferred lease incentives	—	(2,143)
Deferred income taxes	(2,494)	(847)
Changes in operating assets and liabilities:
Accounts receivable	855	1,746
Lease incentive receivable	1,239	5,519
Income tax receivable	603	(81)
Inventories	(94)	122
Prepaid expenses and other current assets	(3,087)	(442)
Accounts payable	(2,434)	(2,160)
Accrued liabilities	5,343	1,588
Operating lease liabilities	89	—
Accrued deferred rent	—	2,225
Deferred lease incentives	—	1,759
Net cash provided by operating activities	32,629	38,849
Cash flows from investing activities:
Purchase of property and equipment	(21,487)	(34,656)
Purchase of other assets	(429)	(216)
Net cash used in investing activities	(21,916)	(34,872)
Cash flows from financing activities:
Borrowings under revolving line of credit	5,000	—
Payments under revolving line of credit	(5,000)	—
Repurchase of shares of common stock	(7,793)	(1,618)
Proceeds from the exercise of stock options	218	454
Indirect repurchase of shares for minimum tax withholdings	(861)	(785)
Net cash used in financing activities	(8,436)	(1,949)
Net increase in cash and cash equivalents	2,277	2,028
Cash and cash equivalents, beginning of period	8,199	8,785
Cash and cash equivalents, end of period	$10,476	$10,813

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$734	$—

Supplemental cash flow disclosures:
Cash paid for interest	$53	$35
Cash paid for income taxes	$593	$565
See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of September 29, 2019, the Company operated 103 restaurants in 19 states.
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
2. Recent Accounting Pronouncements
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
Diluted net (loss) income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to herein as "restricted stock units"). For the thirteen weeks ended September 29, 2019 and September 30, 2018, there were approximately 20,900 and 1,300 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive. For the thirty-nine weeks ended September 29, 2019 and September 30, 2018, there were approximately 32,200 and 2,600 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

The computation of basic and diluted net (loss) income per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
BASIC
Net (loss) income	$(1,817)	$(7,510)	$7,645	$2,129

Weighted-average common shares outstanding	16,615,927	16,948,701	16,764,010	16,940,777
Basic net (loss) income per common share	$(0.11)	$(0.44)	$0.46	$0.13

DILUTED
Net (loss) income	$(1,817)	$(7,510)	$7,645	$2,129

Weighted-average common shares outstanding	16,615,927	16,948,701	16,764,010	16,940,777
Dilutive effect of stock options and restricted stock units	104,735	165,489	72,420	140,594
Weighted-average of diluted shares	16,720,662	17,114,190	16,836,430	17,081,371
Diluted net (loss) income per common share	$(0.11)	$(0.44)	$0.45	$0.12

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. The 2006 Plan was terminated by the board effective July 27, 2012, and no further awards may be granted under the plan after such date. However, the termination of the 2006 Plan did not affect outstanding awards granted. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of September 29, 2019, a total of 343,878 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $801,000 and $811,000 for the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively, and $2,423,000 and $2,368,000 for the thirty-nine weeks ended September 29, 2019 and September 30, 2018, respectively.
Stock Options
A summary of stock-based compensation activity related to stock options for the thirty-nine weeks ended September 29, 2019 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2018	246,831	$19.67
Exercised	(26,217)	8.31
Forfeited	(1,383)	32.53
Outstanding at September 29, 2019	219,231	$20.94	2.70	$1,230
Exercisable at September 29, 2019	219,094	$20.94	2.70	$1,230
The aggregate intrinsic value in the table above is obtained by subtracting the exercise price from the estimated fair value of the underlying common stock as of September 29, 2019 and multiplying this result by the related number of options outstanding and exercisable at September 29, 2019. The estimated fair value of the common stock as of September 29, 2019 used in the above calculation was $24.40 per share, the closing price of the Company’s common stock on September 27, 2019, the last trading day of the third quarter. The total intrinsic value of options exercised during the thirty-nine weeks ended September 29, 2019 was

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

approximately $381,000. The fair value of options vested during the thirty-nine weeks ended September 29, 2019 was approximately $10,000.
There was no unrecognized compensation expense related to options granted under the 2006 Plan and the 2012 Plan as of September 29, 2019.
Restricted Stock Units
A summary of stock-based compensation activity related to restricted stock units for the thirty-nine weeks ended September 29, 2019 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 30, 2018	368,402	$27.01
Granted	177,813	22.43
Vested	(121,823)	27.23
Forfeited	(18,170)	25.58
Outstanding at September 29, 2019	406,222	$25.00	2.71
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 29, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $8.2 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of September 29, 2019, the Company had no borrowings under our Revolving Credit Facility.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

6. Accrued Liabilities
The major classes of accrued liabilities at September 29, 2019 and December 30, 2018 are summarized as follows:

	September 29, 2019	December 30, 2018
Accrued compensation and related benefits	$10,637	$6,807
Other accruals	4,930	3,604
Sales and use tax	2,913	2,848
Property tax	2,624	1,786
Deferred gift card revenue	1,460	2,176
Total accrued liabilities	$22,564	$17,221
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
We repurchased approximately 95,000 and 351,000 shares of common stock for $2.1 million and $7.8 million, respectively, during the thirteen and thirty-nine weeks ended September 29, 2019, respectively. As of September 29, 2019, we have $18.6 million remaining to be repurchased under this plan.
8. Commitments and Contingencies
On June 11, 2019, James Dulanto filed a lawsuit against the Company in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida on behalf of a purported class of assistant managers employed during a three year period. It alleged that assistant managers were not paid overtime compensation during and after training because they were misclassified as exempt employees. The lawsuit sought damages for overtime hours, liquidated damages, pre-judgment interest, attorney's fees, costs and other relief. On July 12, 2019, we reached an agreement providing for an opt-in collective action settlement. The parties filed a motion seeking judicial approval of the settlement, which was approved by the court. As of September 29, 2019, we have $0.8 million in escrow to settle claims, attorney's fees, and other legal costs related to this lawsuit. This amount is based on the estimated opt-in participation and we may ultimately incur liabilities greater or less than this amount.
We are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
9. Leases
The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate offices. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments. The initial lease terms range from 10 years to 15 years, most of which include renewal options of 10 to 15 years. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years.
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
Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepaid or accrued lease payments, initial direct costs and lease incentives. Lease incentives are recognized when earned and reduce our operating lease asset. They are amortized through the operating lease assets as reductions of rent expense over the lease term.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. Rent expense is paid to various landlords including several companies owned and controlled by the Company’s founders and one of its former executive officers. As of September 29, 2019, all of the Company's leases were operating.
Components of operating lease costs are included in the occupancy, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 29, 2019			September 29, 2019
Lease cost	Unrelated Parties	Related Party	Total	Unrelated Parties	Related Party	Total
Operating lease cost (a)	$5,647	$576	$6,223	$16,654	$1,728	$18,382
Variable lease cost	160	155	315	382	483	865
	$5,807	$731	$6,538	$17,036	$2,211	$19,247
(a) Includes short-term operating lease costs which are immaterial.
Supplemental cash flow disclosures and other lease information for the thirteen weeks ended September 29, 2019:

Cash paid for operating lease liabilities	19,177
Operating lease assets obtained in exchange for operating lease liabilities (a)	176,511
Weighted average remaining lease term (in years)	15.3
Weighted average discount rate	7.8%
(a) Includes the transition adjustment for the adoption of Leases (Topic 842) as discussed in Note 2, Recent Accounting Pronouncements in the notes to our unaudited condensed consolidated financial statements. As a result of the store closures, the Company also shortened the remaining life of the related leases and recorded a $1.3 million reduction to the operating lease assets and liabilities during the first quarter of 2019.
Supplemental balance sheet disclosures:

Operating leases	Classification	September 29, 2019
Right-of-use assets	Operating lease assets	$170,618

Current lease liabilities	Operating lease liability	$9,705
Non-current lease liabilities	Operating lease liability, less current portion	216,010
Total lease liabilities		$225,715

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

Future minimum rent payments for our operating leases for each of the next five years as of September 29, 2019 are as follows:

	Unrelated Parties	Related Party	Total
Fiscal year ending:
Remainder of 2019	$6,029	$570	$6,599
2020	24,565	2,286	26,851
2021	24,932	2,292	27,224
2022	24,775	1,439	26,214
2023	25,143	1,446	26,589
Thereafter	274,363	1,205	275,568
Total minimum lease payments	379,807	9,238	389,045
Less: imputed interest	161,852	1,478	163,330
Present value of lease liabilities	$217,955	$7,760	$225,715
As of September 29, 2019, operating lease payments exclude approximately $15.8 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.
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
10. Impairment and closure costs
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

We make assumptions to estimate future cash flows and asset fair values. The estimated fair value is generally determined using the depreciated replacement cost method, the market approach, or discounted cash flow projections. Estimated future cash flows are highly subjective assumptions based on Company’s projections and understanding of our business, historical operating results, and trends in sales and restaurant level operating costs.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are based upon a significant degree of management judgment. The estimates used in the impairment analysis represent a Level 3 fair value measurement. The Company continues to assess the performance of restaurants and monitors the need for future impairment. Changes in the economic environment, real estate markets, capital spending, overall operating performance and underlying assumptions could impact these estimates and result in future impairment charges.

As a result of the above mentioned process, the Company recorded a non-cash loss on asset impairment of approximately $7.1 million relating to five restaurants and $12.3 million relating to six restaurants during the thirteen weeks ended September 29, 2019 and September 30, 2018, respectively.
We also recorded closure costs of approximately $0.2 million and $0.8 million for the thirteen and thirty-nine weeks ended September 29, 2019, respectively, associated with two restaurants closed during the first quarter of 2019, one in Atlanta, Georgia, and one in Miami, Florida.
11. Subsequent events
Subsequent to September 29, 2019, the Company opened one new restaurant for a total of 104 restaurants in 19 states.
Subsequent to the end of the third quarter, the Company’s Board of Directors authorized a new share repurchase program under which the Company may, at its discretion, repurchase up to $30 million of its common shares outstanding. This repurchase program becomes effective on January 1, 2020, after the expiration of the previous share repurchase authorization, and expires on December 31, 2022. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans.

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
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of September 29, 2019, we operated 103 Chuy’s restaurants across 19 states.
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
During the 39-week period ended September 29, 2019, we opened five new restaurants and we also opened one additional restaurant subsequent to September 29, 2019. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major new markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 90 and 80 restaurants at September 29, 2019 and September 30, 2018, respectively.

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

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Total restaurants (at end of period)	103	98	103	98
Total comparable restaurants (at end of period)	90	80	90	80
Average unit volumes (in thousands)	$1,070	$1,058	$3,292	$3,257
Change in comparable restaurant sales(1)	2.6%	0.5%	2.5%	0.3%
Average check	$15.78	$15.03	$15.75	$15.09
(1) We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflects changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2017, there is a one-week calendar shift in the calculation of September 30, 2018 comparable restaurant sales.
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

Thirteen Weeks Ended September 29, 2019 Compared to Thirteen Weeks Ended September 30, 2018
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 29, 2019	% of Revenue	September 30, 2018	% of Revenue	$ Change	% Change
Revenue	$109,082	100.0%	$101,175	100.0%	$7,907	7.8%
Costs and expenses:
Cost of sales	28,673	26.3	25,899	25.6	2,774	10.7
Labor	38,770	35.5	37,395	37.0	1,375	3.7
Operating	16,127	14.8	14,947	14.8	1,180	7.9
Occupancy	8,206	7.5	7,728	7.6	478	6.2
General and administrative	5,975	5.5	4,811	4.8	1,164	24.2
Marketing	1,492	1.4	1,016	1.0	476	46.9
Restaurant pre-opening	457	0.4	994	1.0	(537)	(54.0)
Impairment and closure costs	7,300	6.7	12,336	12.2	(5,036)	(40.8)
Depreciation and amortization	5,284	4.8	5,089	5.0	195	3.8
Total costs and expenses	112,284	102.9	110,215	109.0	2,069	1.9
(Loss) income from operations	(3,202)	(2.9)	(9,040)	(9.0)	5,838	(64.6)
Interest expense, net	28	0.1	24	—	4	16.7
(Loss) income before income taxes	(3,230)	(3.0)	(9,064)	(9.0)	5,834	(64.4)
Income tax benefit	(1,413)	(1.3)	(1,554)	(1.5)	141	(9.1)
Net (loss) income	$(1,817)	(1.7)%	$(7,510)	(7.5)%	$5,693	(75.8)%
Revenue. Revenue increased $7.9 million, or 7.8%, to $109.1 million for the thirteen weeks ended September 29, 2019 from $101.2 million for the comparable period in 2018. This increase was primarily driven by $7.7 million in incremental revenue from an additional 93 operating weeks provided by new restaurants. These increases were partially offset by a decrease in sales related to non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the restaurants transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 2.6% for the thirteen weeks ended September 29, 2019 compared to the thirteen weeks ended September 30, 2018. The increase in comparable restaurant sales was primarily driven by a 4.5% increase in average check, partially offset by 1.9% decrease in average weekly customers. Our bar sales were approximately 18.3% of total sales during both the thirteen weeks ended September 29, 2019 and the comparable period in 2018.
Cost of Sales. Cost of sales as a percentage of revenue increased to 26.3% during the thirteen weeks ended September 29, 2019 from 25.6% during the same period in 2018 primarily as a result of an increase in the cost of beef of approximately 50 basis points, produce of approximately 50 basis points, and dairy of approximately 10 basis points. These increases were partially offset by a decrease in chicken costs of approximately 20 basis points and grocery costs of approximately 20 basis points.
Labor Costs. Labor costs as a percentage of revenue decreased to 35.5% during the thirteen weeks ended September 29, 2019 from 37.0% during the comparable period in 2018 primarily due to leverage on higher sales, increased labor efficiency at new store openings and lower training expense for our new managers, partially offset by hourly labor rate inflation of approximately 3.1%.
Operating Costs. Operating costs as a percentage of revenue remained flat at 14.8% during the thirteen weeks ended September 29, 2019 as compared to the same period in 2018.
Occupancy Costs. Occupancy costs as a percentage of revenue decreased to 7.5% during the thirteen weeks ended September 29, 2019 from 7.6% during the comparable period in 2018, primarily as a result of leverage of fixed occupancy costs on higher sales, partially offset by higher rental expense at certain newly opened restaurants in larger markets and higher property taxes.
General and Administrative Expenses. General and administrative expenses increased to $6.0 million for the thirteen weeks ended September 29, 2019 as compared to $4.8 million for the same period in 2018. The increase was primarily driven by a $0.7 million increase in performance-based bonuses and management salaries, a $0.1 million increase in professional and legal fees and a $0.1 million increase in technology-related fees.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased to $0.5 million for the thirteen weeks ended September 29, 2019 as compared to $1.0 million for the same period in 2018. This decrease was primarily driven by a reduced development pipeline and timing of new restaurant openings in fiscal year 2019 as compared to the same period in 2018. During the thirteen weeks ended September 29, 2019, we incurred pre-opening costs for four new restaurants, of which three will open in the fourth quarter of 2019 or later. During the comparable period in 2018, we incurred pre-opening costs for five new restaurants, of which two opened in the fourth quarter of 2018 and the remainder in 2019.
Marketing. Marketing expense as percentage of revenue increased to 1.4% during the thirteen weeks ended September 29, 2019 from 1.0% during the comparable period in 2018 driven by our new national-level marketing initiatives.
Impairment and closure costs. Impairment and closure costs were $7.3 million, ($5.9 million, net of tax or $0.35 per diluted share) during the third quarter of 2019. As a result of our impairment analysis of under-performing restaurants the Company identified five restaurants as impaired during the third quarter of 2019 and recorded a non-cash loss of $7.1 million. Continued under-performance of these units may lead to additional pre-tax impairment charges of approximately $2.0 million to $4.0 million. The company also recorded closure costs of $0.2 million relating to two restaurants closed during the first quarter of 2019. During the third quarter of 2018, the Company recorded a non-cash loss of $12.3 million ($11.0 million, net of tax or $0.64 per diluted share) related to an impairment of assets at six restaurants.
Depreciation and Amortization. Depreciation and amortization costs increased $0.2 million to $5.3 million during the thirteen weeks ended September 29, 2019 from $5.1 million during the comparable period in 2018, primarily as the result of an increase in equipment and leasehold improvement costs associated with new restaurants.
Income Tax Expense. Income tax was a benefit of $1.4 million during the thirteen weeks ended September 29, 2019 compared to a benefit of $1.6 million during the comparable period in 2018. The tax benefit was primarily due to the tax impact of the non-cash loss on asset impairment and closure costs of $7.3 million in the third quarter of 2019 and the non-cash loss on asset impairment of $12.3 million in the third quarter of 2018. Excluding the impact of these non-recurring items, the Company’s effective tax rate during the thirteen weeks ended September 29, 2019 was a tax benefit of 1.2% compared to a benefit of 6.7% for the same period in 2018.
Net Loss. As a result of the foregoing, net loss was $1.8 million during the thirteen weeks ended September 29, 2019 as compared to net loss of $7.5 million during the comparable period in 2018.
Thirty-Nine Weeks Ended September 29, 2019 Compared to Thirty-Nine Weeks Ended September 30, 2018
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2019	% of Revenue	September 30, 2018	% of Revenue	$ Change	% Change
Revenue	$324,325	100.0%	$301,366	100.0%	$22,959	7.6%
Costs and expenses:
Cost of sales	83,562	25.8	76,430	25.4	7,132	9.3
Labor	114,323	35.2	108,274	35.9	6,049	5.6
Operating	46,583	14.4	43,072	14.3	3,511	8.2
Occupancy	24,340	7.5	22,297	7.4	2,043	9.2
General and administrative	18,010	5.6	15,517	5.1	2,493	16.1
Marketing	4,487	1.4	3,185	1.1	1,302	40.9
Restaurant pre-opening	2,357	0.7	3,725	1.2	(1,368)	(36.7)
Legal settlement	775	0.2	—	—	775	*
Impairment and closure costs	7,888	2.4	12,336	4.1	(4,448)	(36.1)
Depreciation and amortization	15,485	4.8	14,705	5.0	780	5.3
Total costs and expenses	317,810	98.0	299,541	99.5	18,269	6.1
Income from operations	6,515	2.0	1,825	0.5	4,690	257.0
Interest expense	90	—	59	—	31	52.5
Income before income taxes	6,425	2.0	1,766	0.5	4,659	263.8
Income tax expense	(1,220)	(0.4)	(363)	(0.1)	(857)	236.1
Net income	$7,645	2.4%	$2,129	0.6%	$5,516	259.1%

* Not meaningful
Revenue. Revenue increased $23.0 million, or 7.6%, to $324.3 million for the thirty-nine weeks ended September 29, 2019 from $301.4 million for the comparable period in 2018. This increase was primarily driven by $22.7 million in incremental revenue from an additional 279 operating weeks provided by new restaurants during the thirty-nine weeks ended September 29, 2019 as well as an increase in comparable restaurant sales. These increases were partially offset by non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue for non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 2.5% for the thirty-nine weeks ended September 29, 2019 compared to the thirty-nine weeks ended September 30, 2018. The increase in comparable restaurant sales was primarily driven by a 3.7% increase in average check, partially offset by a 1.2% decrease in weekly customers. We estimate comparable restaurant sales were negatively impacted by approximately 30 basis points due to unfavorable weather conditions, partially offset by the timing of New Year's Eve. Our bar sales were approximately 18.4% of total sales during the thirty-nine weeks ended September 29, 2019 compared to 18.7% during the comparable period in 2018.
Cost of Sales. Cost of sales as a percentage of revenue increased to 25.8% during the thirty-nine weeks ended September 29, 2019 from 25.4% during the comparable period in 2018. This increase is primarily due to increases in the cost of beef of approximately 40 basis points, produce of approximately 40 basis points, partially offset by decreases in dairy costs of approximately 10 basis points, grocery costs of approximately 10 basis points, chicken costs of approximately 10 basis points and bar costs of approximately 10 basis points.
Labor Costs. Labor costs as a percentage of revenue decreased to 35.2% during the thirty-nine weeks ended September 29, 2019 from 35.9% during the comparable period in 2018 due to leverage on higher sales, increased labor efficiency at new store openings and lower training expense for our new managers, partially offset by hourly labor rate inflation on comparable stores of approximately 3.3%.
Operating Costs. Operating costs as a percentage of revenue increased to 14.4% during the thirty-nine weeks ended September 29, 2019 from 14.3% during the comparable period in 2018, primarily due to higher insurance costs of approximately 10 basis points, higher restaurant repair and maintenance costs of approximately 10 basis points, higher credit card and delivery service charges of approximately 10 basis points, partially offset by favorable pricing on restaurant supplies of approximately 10 basis points as a result of a transition to one national distributor in the second half of fiscal year 2018 and increased leverage of operating costs on higher sales.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 7.5% during the thirty-nine weeks ended September 29, 2019 from 7.4% during the comparable period in 2018, primarily as a result of higher rental expense at certain newly opened restaurants in larger markets and higher property taxes.
General and Administrative Expenses. General and administrative expenses increased to $18.0 million for the thirty-nine weeks ended September 29, 2019 from $15.5 million during the comparable period in 2018. This increase was primarily driven by $2.2 million increase in performance based bonuses, management salaries and equity compensation, and a $0.3 million increase in professional and public company fees.
Marketing. Marketing expense as percentage of revenue increased to 1.4% during the thirty-nine weeks ended September 29, 2019 from 1.1% during the comparable period in 2018 driven by our new national-level marketing initiatives.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased to $2.4 million during the thirty-nine weeks ended September 29, 2019 compared to $3.7 million during the same period in 2018. This decrease is primarily driven by a reduced development pipeline and timing of new restaurant openings in fiscal year 2019 as compared to the same period in 2018. During the thirty-nine weeks ended September 29, 2019 we incurred pre-opening costs for eight new restaurants, of which three will open in the fourth quarter of 2019 or later. During the comparable period in 2018, we incurred pre-opening costs for eleven new restaurants, of which four opened in the fourth quarter of 2018 or later.
Legal settlement. During the thirty-nine weeks ended September 29, 2019, we recorded $0.8 million ($0.6 million, net of tax or $0.04 per diluted share) related to a pending legal settlement.
Impairment and closure costs. During the thirty-nine weeks ended September 29, 2019, the Company recorded impairment and closure costs of $7.9 million ($6.3 million, net of tax or $0.37 per diluted share). As a result of our impairment analysis of under-performing restaurants the Company identified five restaurants as impaired during the third quarter of 2019 and recorded a non-cash loss of $7.1 million. Continued under-performance of these units may lead to additional pre-tax impairment charges of approximately $2.0 million to $4.0 million. The Company also recorded closure costs of $0.8 million relating to two restaurants closed during the first quarter of 2019. During the thirty-nine weeks ended September 30, 2018, the Company incurred a non-cash loss of $12.3 million ($11.0 million, net of tax or $0.64 per diluted share) related to an impairment of assets at six restaurants.
Depreciation and Amortization. Depreciation and amortization costs increased $0.8 million to $15.5 million during the thirty-nine weeks ended September 29, 2019 from $14.7 million during the comparable period in 2018, primarily as the result of an increase in equipment and leasehold improvement costs associated with new restaurants.
Income Tax Expense. Income tax was a benefit of $1.2 million during the thirty-nine weeks ended September 29, 2019 compared to a benefit of $0.4 million during the comparable period in 2018. The tax benefit was primarily due to the tax impact of non-cash loss on asset impairment and closure costs of $7.9 million in the third quarter of 2019 and non-cash loss on asset impairment of $12.3 million in the third quarter of 2018. Excluding the impact of these non-recurring items, the Company’s effective tax rate the thirty-nine weeks ended September 29, 2019 was a tax expense of 2.7% compared to 6.9% for the same period in 2018. The decrease in the effective tax rate is primarily related to an increase in employee tax credits in proportion to our taxable income.
Net Income. As a result of the foregoing, net income was $7.6 million during the thirty-nine weeks ended September 29, 2019 as compared to $2.1 million during the comparable period in 2018.
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
As of September 29, 2019, we had a cash and cash equivalents balance of $10.5 million that we expect to utilize, along with cash flows from operations, to provide capital to support our restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure and to repurchase additional shares of our common stock subject to market conditions. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of September 29, 2019, we had $18.6 million remaining to be repurchased under this plan through December 31, 2019. Subsequent to the end of the third quarter, the Company’s Board of Directors authorized a new share repurchase program under which the Company may, at its discretion, repurchase up to $30 million of its common shares outstanding. This repurchase program becomes effective on January 1, 2020, after the expiration of the previous share repurchase authorization, and expires on December 31, 2022. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.
Cash Flows for Thirty-Nine Weeks Ended September 29, 2019 and September 30, 2018
The following table summarizes the statement of cash flows for the thirty-nine weeks ended September 29, 2019 and September 30, 2018 (in thousands):

	Thirty-Nine Weeks Ended
	September 29, 2019	September 30, 2018
Net cash provided by operating activities	$32,629	$38,849
Net cash used in investing activities	(21,916)	(34,872)
Net cash used in financing activities	(8,436)	(1,949)
Net increase in cash and cash equivalents	2,277	2,028
Cash and cash equivalents at beginning of year	8,199	8,785
Cash and cash equivalents at end of period	$10,476	$10,813
Operating Activities. Net cash provided by operating activities decreased $6.2 million to $32.6 million for the thirty-nine weeks ended September 29, 2019 from $38.8 million during the comparable period in 2018. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was primarily due to a $6.0 million decrease in lease incentive receivables and deferred lease incentives mainly driven by our development schedule as well as a planned reduction in contracted tenant allowances on new leases, a $2.6 million decrease in prepaid expenses driven by timing of payments, and a $1.6 million decrease in deferred income taxes. This total decrease of $10.2 million was partially offset by a $3.8 million increase in accrued liabilities mainly driven by higher bonus, sales tax and property tax accruals in the third quarter of 2019 as well as timing of other payments.
Investing Activities. Net cash used in investing activities decreased $13.0 million to $21.9 million for the thirty-nine weeks ended September 29, 2019 from $34.9 million during the comparable period in 2018. The decrease was primarily due to a reduced development pipeline as well as the timing of our construction payments associated with new restaurants as well as expenditures related to maintaining our existing restaurants and other projects during the thirty-nine weeks ended September 29, 2019 as compared to the same period last year.
Financing Activities. Net cash used in financing activities increased by $6.5 million to $8.4 million for the thirty-nine weeks ended September 29, 2019 from $1.9 million during the comparable period in 2018. The increase was primarily due to a $6.2 million increase in the shares of our common stock repurchased in the open market and a $0.2 million decrease in the proceeds from the exercise of stock options during the thirty-nine weeks ended September 29, 2019.
As of September 29, 2019, we leased six of our restaurant locations and our corporate offices from entities owned by our founders and one former executive officer. We had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
Off-Balance Sheet Arrangements
As of September 29, 2019, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including the effect on our existing restaurants when opening new restaurants in the same markets;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of impairment charges and closure costs in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax laws;

•	volatility in the price of our common stock;

•
the timing and amount of repurchases of our common stock, if any, will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, changes to the Company’s expected liquidity position and the possibility that the repurchase program may be suspended or discontinued;

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended September 29, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
July 1, 2019 through July 28, 2019	95,294	$22.04	95,294	$18.6
July 29, 2019 through August 25, 2019	—	—	—	18.6
August 26, 2019 through September 29, 2019	—	—	—	18.6
Total	95,294	$22.04	95,294

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
Date: November 8, 2019

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)