Form 10-K
period 2019-12-29
CHUY'S HOLDINGS, INC.
filed 2020-03-10
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
_____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of June 28, 2019 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $379 million.
The number of shares of the registrant’s common stock outstanding at March 2, 2020 was 16,636,464.

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

•	acts of violence at or threatened against our restaurants or centers in which they are located;

•	the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;

•	changes in food availability and costs;

•	labor shortages and increases in our labor costs, including as a result of changes in government regulation, such as the adoption of federal health care legislation;

•	food safety and food borne illness concerns;

•	increased competition in the restaurant industry and the segments in which we compete;

•
the impact of legislation and regulations regarding nutritional information, and new information or attitudes regarding diet and health or adverse opinions about the health of consuming our menu offerings;

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including the effect on our existing restaurants when opening new restaurants in the same markets and restaurant closures;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of impairment charges and costs related to closed restaurants in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax laws;

•	volatility in the price of our common stock;

•	the timing and amount of repurchases of our common stock, if any, will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, changes to the Company’s expected liquidity position and the possibility that the repurchase program may be suspended or discontinued;

•	the impact of future sales of our common stock and any additional capital raised by us through the sale of our common stock or grants of additional equity-based compensation;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future; and

•	other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission.
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements in this annual report on Form 10-K, including under the heading "Risk Factors" in Item 1A of this annual report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this annual report on Form 10-K reflect our views as of the date of this annual report on Form 10-K with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements and you should carefully consider all of the factors identified in this report that could cause actual results to differ. We assume no obligation to update these forward looking statements, except as required by law.
Basis of Presentation
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2019 and 2018 fiscal years each consisted of 52 weeks and our 2017 fiscal year consisted of 53 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2019,” “fiscal 2019,” “fiscal year 2019” or similar references refer to the fiscal year ended December 29, 2019.

PART I
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's", “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.

ITEM 1.	BUSINESS
General
Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982. As of December 29, 2019, we operated 100 restaurants across 19 states, with an average annual unit volume of $4.3 million for our 88 comparable restaurants. Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex-Mex inspired dishes. We believe our employees are a cornerstone of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
Our core menu was established using recipes from family and friends of our founders, and has remained relatively unchanged over the years. We offer the same menu during lunch and dinner, which includes enchiladas, fajitas, rellenos, tacos, burritos, combination platters and daily specials, complemented by a variety of appetizers, soups and salads. Each of our restaurants also offers a variety of homemade sauces, including our signature Hatch Green Chile, Boom-Boom and Creamy Jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. Our menu offers considerable value to our customers, with our average check of $15.74 as of December 29, 2019, which we believe is on the lower end of our casual dining peer group. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the King's Punch, a made-to-order, hand-shaken rum cocktail served in our signature shaker. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 29, 2019, alcoholic beverages constituted 18.1% of our total restaurant sales.
We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, a “Nacho Car” that provides complimentary chips, salsa and chile con queso in the trunk of a classic car, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Including patio space, our restaurants range in size from 5,300 to 12,200 square feet, with seating for approximately 200 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allow us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 5,200 customers per location per week or 270,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.
Our Business Strengths
Over our 37-year operating history, we have developed and refined the following strengths:
Fresh, Authentic Mexican and Tex-Mex Inspired Cuisine. Our goal is to provide unique, authentic Mexican and Tex-Mex inspired food using only the freshest ingredients. We believe we serve authentic Mexican and Tex-Mex inspired food based on our recipes, ingredients, cooking techniques and food pairings, which originated from our founders’ friends and families from Texas, Mexico and New Mexico. Every day in each restaurant, we roast and hand pull whole bone-in chicken breasts, hand roll fresh tortillas, squeeze fresh lime juice and prepare fresh guacamole from whole avocados. In addition, we make all ten of our homemade sauces daily using high-quality ingredients. We believe this commitment to made-from-scratch, freshly prepared cooking results in great tasting, high-quality food, a sense of pride among our restaurant employees and loyalty among our customers. Some of our restaurant operations teams travel to Hatch, New Mexico every summer to hand-select batches of our green chiles. We believe our commitment to serving high-quality food is also evidenced by serving only Choice quality beef and fresh ingredients. We believe our servers and kitchen staff are highly proficient in executing the core menu and capable of satisfying large quantities of custom orders, as the majority of our orders are personalized.

Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex-Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers, with our average check of $15.74 as of December 29, 2019, which we believe is on the lower end of our casual dining peer group. Through our training programs, we teach our employees to make sure that each plate is prepared according to our presentation and recipe standards.
Although our core demographic is ages 21 to 44, we believe our restaurants appeal to a broad spectrum of customers and will continue to benefit from trends in consumers’ preferences. We believe consumers are craving bold, spicy and flavorful foods, like those featured in our core offering. Additionally, we believe our brand appeals to a wide demographic and will continue to benefit from the growing demand for fresh, authentic Mexican and Tex-Mex inspired food and a fun, festive dining experience. We believe we are also an attractive venue for families and other large parties, and consider some of our restaurants to be destination locations, drawing customers from as far as 30 miles away. We locate our restaurants in high-traffic locations to attract primarily local patrons and weekday business travelers.
Upbeat Atmosphere Coupled with Irreverent Brand Helps Differentiate Concept. As stated in our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” each of our restaurants is uniquely designed. However, most share a few common elements—hand-carved, hand-painted wooden fish, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile, palm trees hand-crafted from scrap metal and a variety of colorful Mexican folk art. Much of this décor, including all of the wooden fish and painted tiles, is sourced from vendors in Mexican villages that have partnered with us for decades. Additionally, most restaurants during weekday happy hours feature a complimentary self-serve “Nacho Car,” a hollowed-out, customized classic car trunk filled with fresh chips, salsa, chile con queso and more.
We believe these signature elements, combined with attentive service from our friendly and energetic employees create an upbeat ambience with a funky, eclectic and somewhat irreverent atmosphere. Our restaurants feature a fun mix of rock and roll rather than traditional Mexican-style music, which we believe helps to provide an energetic customer experience. We also believe that each restaurant reflects the character of its individual community. Many of our restaurants have added unique, local elements such as a special wall of photos featuring customers with their dogs. We believe this has allowed our customers to develop a strong sense of pride and ownership in their local Chuy’s.
Deep Rooted and Inspiring Company Culture. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and restaurant experience. Since our founding in 1982, we believe we have developed close personal relationships with our customers, employees and vendors. We emphasize a fun, passionate and authentic culture and encourage active social responsibility and involvement in local communities. We regularly sponsor a variety of community events including our annual Chuy’s Children Giving to Children Parade in our hometown of Austin, Texas, and other local charitable events. We also support St. Jude Children's Research Hospital on their annual pin-up campaign, raising money and awareness for childhood cancer treatments. We believe our employees and customers share a unique energy and passion for our concept. We believe these characteristics contribute to our favorable annual employee turnover rate at our comparable restaurants and our goal of promoting 40% of restaurant-level managers from within, as well as our solid base of repeat customers.
In order to retain our unique culture as we grow, we invest significant time and capital into our training programs. We devote substantial resources to identifying, selecting and training our restaurant-level employees. We believe our focus on cultural training is a core aspect of our Company and reinforces our commitment to the Chuy’s brand identity. In conjunction with our training activities, we hold “Culture Clubs” several times per year, as a means to fully impart the Chuy’s history through personal stories of our founders.
Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 29, 2019, our comparable restaurants generated average unit volumes of $4.3 million, with our highest volume comparable restaurant generating approximately $9.4 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $2.4 million. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $2.5 million to $3.5 million (net of estimated tenant incentives of between zero and $0.7 million).
Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. As of December 29, 2019 our senior management team had an average of approximately 35 years of restaurant experience and our 102 general managers had an average tenure at Chuy’s of approximately 7 years. In 2007, we hired our CEO and President, Steve Hislop. Since Mr. Hislop’s arrival in 2007, we have opened 98 new restaurants, net of one relocation, and six restaurant closures as of December 29, 2019, and entered 18 new states.

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
We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. We opened eleven new restaurants in 2017, three in new markets and eight backfilling existing markets. We opened nine new restaurants in 2018, one in a new market and eight backfilling existing markets. We opened six restaurants backfilling existing markets and closed six under-performing restaurants in 2019. During 2020, we plan to open a total of five to seven restaurants in existing markets.
Deliver Consistent Comparable Restaurant Sales Through Providing High-Quality Food and Service. We believe we will be able to generate comparable restaurant sales growth by consistently providing an attractive price/value proposition for our customers with excellent service in an upbeat atmosphere. We remain focused on delivering freshly prepared, authentic, high-quality Mexican and Tex-Mex inspired cuisine at a considerable value to our customers. Though the core menu will remain unchanged, we will continue to explore potential additions as well as limited time food and drink offerings. Additionally, we will continue to promote our brand and drive traffic through local marketing efforts, a national marketing campaigns, social media and charity events such as the Chuy’s Children Giving to Children Parade, as well as our line of eclectic t-shirts.
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
Real Estate
As of December 29, 2019, we leased 112 locations, of which 93 are free-standing restaurants and 19 are end-cap or in-line restaurants in Class A locations. During the year ended December 30, 2018, we also purchased one lot for development of a free-standing restaurant. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Including patio space, our restaurants range in size from approximately 5,300 to 12,200 square feet, averaging approximately 8,500 square feet with seating capacity for approximately 200 to 400 customers. Since the beginning of 2008 through December 29, 2019, we have opened 98 new restaurants, net of one relocation and six restaurant closures. Since our inception in 1982 through December 29, 2019, we have moved three locations and closed nine locations. During fiscal year 2019, we closed a restaurant in Miami, Florida; Cumberland, Georgia; Warrenville, Illinois; Annapolis, Maryland; Olathe, Kansas; and Tuscaloosa, Alabama. All of our leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial terms of our leases are 10 or 15 years in length with two to three, five-year extension options. The initial terms of our leases currently expire between 2021 and 2040. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.

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
During the fiscal year 2019, we implemented a full-service spatial analytics tool to conduct a comprehensive analysis of new market potential, customer profiling and site selection. This will enhance our market and site selection process with location-based data analytics for our development plan for 2021.
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
Our new restaurants are either ground-up prototypes or conversions. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $2.5 million to $3.5 million (net of estimated tenant incentives of between zero and $0.7 million). The flexibility of our concepts has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 14 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.
The development and construction of our new sites is the responsibility of our real estate and development team. Several project managers are responsible for building the restaurants, and several staff members manage purchasing, budgeting, scheduling and other related administrative functions.
New Restaurant Development
We have opened 98 new locations, net of one relocation, and six restaurant closures since the beginning of 2008 through December 29, 2019 and our management believes we are well-positioned to continue our growth through our new restaurant pipeline, which includes locations currently under development. We maintain a commitment to capitalizing on opportunities and realizing efficiencies in our existing markets. Additionally, we seek to identify new markets in which we believe there is capacity for us to open multiple restaurants.
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

Sourcing and Supply
We rely on one national distributor, Performance Food Group (“PFG”), and various other suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. Our national distributor makes deliveries to each restaurant two to three times each week. Our distributor relationship with PFG has been in place for approximately seven years and covers all of our locations as of March 2, 2020. For our chicken products, we also rely on one supplier for all of our locations. For our green chiles, we contract to buy through suppliers located in New Mexico. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Changes in the price or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
We are currently under contract with our principal non-alcoholic beverage providers through approximately the end of fiscal 2027 based on the estimated consumption rates. Our ability to arrange national distribution of alcoholic beverages is restricted by state law; however, where possible, we negotiate directly with spirit companies and/or regional distributors. We also contract with a third-party provider to source our cooking oil.
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
Building Our Brand
We believe our restaurants appeal to a broad spectrum of customers due to our freshly-prepared food and beverage offerings, attentive service and fun dining experience. Our target demographic is persons ages 21 to 44 and persons with median income in excess of $60,000 per year that dine out frequently. We aim to build our brand image and awareness at the company level while retaining local neighborhood relationships. We achieve this through digital initiatives and targeted traditional advertising that attract new customers combined with local store marketing initiatives aimed at increasing the frequency of visits by our current customers. We partner with a national media marketing agency and a full-service marketing agency to plan our marketing strategy and our core creative direction. At the local level, we primarily foster relationships with local schools, hotels, businesses, sports teams and neighborhood associations and sponsor local charity events. We also focus on generating significant brand awareness at new restaurant openings.
Digital Marketing
We have increased our digital presence through paid search and social media, mobile advertising and online listings. In addition to reaching a larger audience with targeted messaging and radius geo-fencing, we are gathering more accurate demographic information and insight into our customers behaviors. Our Online Ordering and Table Management platforms are fully integrated with our digital initiatives, generating other data points. Our increased social media presence has enabled us to reach a significant number of people in a timely fashion and at a low cost. We primarily use Facebook and Instagram to promote our brand. We have a Facebook page and a social media champion for every restaurant, allowing us to connect to the community with local content and celebrate our people and our culture.
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
We regularly support a variety of community events, primarily focusing on helping children's charities. Over Thanksgiving weekend, we host the Chuy’s Children Giving to Children Parade, which collects toys for Operation Blue Santa in Austin, Texas. Operation Blue Santa gives gifts and holiday meals to families in need in Central Texas. Other local events include the Youth for Tomorrow Golf Classic in Northern Virginia, the Vanderbilt Children's Hospital River of Hope Radiothon in Nashville, Tennessee and the University of Kentucky Children's Hospital Survivor's Picnic in Lexington, Kentucky.

A strong relationship with our green chile farmer in Hatch, New Mexico, has resulted in our long-standing Green Chile Festival, one of our largest annual promotions. During the peak of harvest season in late summer, we celebrate the Hatch green chile with special menu items and promotional giveaways.
Off-Premise
We have increased our brand awareness outside of the four walls through our off-premise initiatives. Our restaurant To Go specialists take care of traditional phoned-in To Go orders and build relationships with local businesses to increase To Go orders to customers who are unable to come to our restaurants. We have fully implemented our Online Ordering platform, allowing customers to directly order Chuy's from their personal computers or smart devices. We have added catering vans, equipment and a dedicated Catering Manager to several of our major markets. The Company partners with several third party delivery services to create another channel for new and existing customers to be exposed to our brand. During the fourth quarter of 2019, we signed an agreement with DoorDash to be our system-wide delivery partner. Among other benefits, we believe this partnership will reduce the overall delivery costs and increase efficiencies in the third party delivery process.
New Restaurant Openings
We have a marketing strategy that we use in connection with opening new restaurants to help build local brand recognition and create a “buzz”. We engage local public relations partners to assist us with earned media coverage, identifying events for Chuy’s to be a part of, establishing relationships with local charities and networking with community leaders. We strategically choose community events in the months leading up to our opening date to promote the new location and build local relationships. We employ a variety of pre-opening marketing initiatives such as paid social media promotions, delivering free food to businesses highlighting our defining differences, fundraising for our charity partner and hosting a dog event to collect pictures for our “dog wall.” On opening day, we create awareness with different local events, like "First 50", giving the first 50 customers a punch card for free Chuy's every month for a year.
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
Management Information Systems
All of our restaurants utilize computerized management information systems, which are designed to improve operating efficiencies, provide restaurant and corporate office with timely access to financial and operating data and reduce administrative time and expense. Our point-of-sale system ("POS") services all of our restaurants and allows for easy integrations from other business applications. Our POS processes payments, collection of cash, credit and debit card transactions and other processes and procedures. We also use an enterprise back office software program in all of our locations. This program compiles our sales, accounts payable, payroll, inventory and purchasing information and communicates that information to our headquarters to provide visibility into our restaurant level operations. Restaurant hardware and software support for all of our restaurants is provided and coordinated with our headquarters in Austin, TX.
We accept credit cards as a method of payment at all of our restaurants. In an effort to provide the best security to our customers' credit card information, we utilize P2Pe solution, an encryption platform, to ensure that no credit card data is stored in our internal systems. We also use equipment that can process smart payment cards, commonly referred to as EMV (Europay, Mastercard and Visa) for credit card processing. In addition, we deployed industry-leading switching and firewall protection at all company owned internet connections. This allowed us to increase our visibility into the use of our private network, and enhanced our ability to detect malicious or improper digital activity. We also periodically assess our networks for vulnerability.
We believe that our current systems and practice of implementing regular updates will position us well to support our business.

Government Regulation
Our restaurants are subject to licensing and regulation by a number of government authorities, including the alcoholic beverage control, health, sanitation, zoning and public safety agencies in the states or municipalities in which our restaurants are located.
For the twelve months ended December 29, 2019, 18.1% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. We are also subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
We are also subject to numerous federal, state and local laws affecting our business, including (1) laws relating to (a) immigration, employment, minimum wages, breaks, overtime, tip credits, worker conditions and health care, (b) nutritional labeling, nutritional content, menu labeling and food safety and (c) information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, (2) the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled, and (3) environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2019, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.
Intellectual Property
We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand and differentiating our brand from our competitors. We currently own registrations from the United States Patent and Trademark Office for the following trademarks: Chuy’s; Chuy’s Mil Pescados Bar (stylized lettering); Chuy’s Green Chile Festival; Fish with sunglasses (our emblematic fish design); and Chuy’s Children Giving to Children Parade, which we have the right to use under our an agreement with our founders. We have also registered our chuys.com domain name. However, as a result of our settlement agreement with an unaffiliated entity, Baja Chuy's Mesquite Broiler, Inc. ("Baja Chuy’s"), we may not use “Chuy’s” in Nevada, California or Arizona. An important part of our intellectual property strategy is the monitoring and enforcement of our rights in markets in which our restaurants currently exist or markets which we intend to enter in the future. We also monitor trademark registers to oppose the applications to register confusingly similar trademarks or to limit the expansion of the scope of goods and services covered by existing similar trademarks. We enforce our rights through a number of methods, including the issuance of cease-and-desist letters or making infringement claims in federal court.
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
Employees
As of December 29, 2019, we had approximately 9,000 employees, including 100 corporate management and staff personnel, 700 restaurant level managers and 8,200 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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
In evaluating our Company, you should consider carefully the following risk factors and the other information in this report, including our consolidated financial statements and related notes to those statements. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed.
Risks Relating to Our Business and Industry
Our financial results depend significantly upon the success of our existing and new restaurants.
Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of December 29, 2019, we operated 100 restaurants, of which 12 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
The success of our restaurants revolves principally around customer traffic and average check per customer and customer experience. Significant factors that might adversely affect customer traffic and average check per customer include, without limitation:

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
Certain of our restaurants operate at or near capacity. As a result, we may be unable to grow or maintain same store sales at those restaurants, particularly if additional restaurants are opened near the existing location. The failure of our existing or new restaurants to perform as expected could harm our business, financial condition and results of operations.

Our long-term success is highly dependent on our ability to successfully identify appropriate sites and develop and expand our operations in existing and new markets.
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 to 100 restaurants as of December 29, 2019. We plan to open a total of five to seven restaurants during fiscal year 2020. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:

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
We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Such actions may limit our growth opportunities. We cannot assure you that we will be able to successfully expand or acquire critical market presence for our brand in new geographical markets, as we may encounter well-established competitors with substantially greater financial resources. We may be unable to find attractive locations, build name recognition, successfully market our brand or attract new customers. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those restaurants. Competitive circumstances and consumer characteristics and preferences in new market segments and new geographical markets may differ substantially from those in the market segments and geographical markets in which we have substantial experience. As a result, we may be required to close restaurants that are not meeting our performance expectations. If we are unable to successfully expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be harmed.
If we fail to manage our growth effectively, it could harm our business.
Failure to manage our growth effectively could harm our business.  We have grown significantly since 2008 and intend to continue growing in the future.  Our objective is to grow our business and increase stockholder value by (1) expanding our base of restaurants that are profitable and (2) increasing sales and profits at existing restaurants.  While both these methods of achieving our objective are important to us, historically the most significant means of achieving our objective has been through opening new restaurants and operating these restaurants on a profitable basis.  As we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will decline, which may make it increasingly difficult to achieve levels of sales and profitability growth that we have seen in the past.  In addition, our existing restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel.  We also have placed an emphasis on our culture, which we believe has been an important contributor to our success. As we grow, we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. We cannot assure you that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be harmed.
Any decision to either reduce or accelerate the pace of openings may positively or negatively affect our comparative financial performance.
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
Many of our current leases are non-cancelable and typically have initial terms ranging from 10 to 15 years with two to three five-year extension options. The initial terms of our leases currently expire between 2021 and 2040. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments or otherwise perform under one of our leases after a restaurant closes or if we are unable to renew our restaurant leases, our business, financial condition and results of operations could harmed.
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
Changes in economic conditions could harm our business, financial condition and results of operations.
The restaurant industry depends on consumer discretionary spending. Economic conditions may decline or become uncertain and may repress consumer confidence and discretionary spending. If current economic conditions decline or become uncertain for a prolonged period of time, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out. We believe that if those volatile economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and restaurant closures could result from prolonged negative restaurant sales, which could harm our business, financial condition and results of operations.
Changes in consumer buying patterns, particularly e-commerce sites and off premise sales could harm our business, financial condition and results of operations.
In the last several years, off premise sales, specifically delivery, have increased due to consumer demand for convenience. While we plan to continue to invest in the growth of our off premise sales, there can be no guarantee that we will be able to increase our off premise sales. Off premise sales could also cannibalize dine in sales. Additionally, our systems and procedures may not be sufficient to handle off premise sales, which require additional investments in technology and people. Our failure to manage off premise sales effectively could harm our business, financial condition and results of operations.
Additionally, delivery from our restaurants is through third party delivery companies. These third party delivery companies require us to pay them commissions, which lower our profit margin on those sales; however, we believe that the majority of such sales are incremental. Any bad press, whether true or not, regarding third party delivery companies or their business model may negatively impact our sales. If these third party delivery companies cease doing business with us, or cannot make their scheduled deliveries, or do not continue their relationship with us on favorable terms, it could harm our business, financial condition and results of operations.

Damage to our reputation or lack of acceptance of our brand in existing or new markets could harm our business, financial condition and results of operations.
We believe we have built our reputation on the high-quality of our food, service and staff, as well as on our unique culture and the ambience in our restaurants, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand, including any foodborne illness or foodborne illness scare could significantly reduce our brand's value and harm our business, financial condition and results of operations. For example, our brand value could suffer and our business could be harmed if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambience, or otherwise believe we have failed to deliver a consistently positive experience. Additionally, negative incidents that occur at other restaurants may decrease demand for restaurant dining broadly including at our restaurants.
In addition, our ability to successfully develop new restaurants in new markets may be adversely affected by a lack of awareness or acceptance of our brand in these new markets. To the extent that we are unable to foster name recognition and affinity for our brand in new markets, our new restaurants may not perform as expected, our growth may be significantly delayed or impaired and we may have to close restaurants.
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
Also, there has been a marked increase in the use of social media and other forms of internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning goods and services that they have or plan to purchase, and may act on such information without further investigation or authentication. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is high and readily available. Information concerning our company may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our business, financial condition and results of operations. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromising valuable company assets. In summary, the dissemination of information online could harm our business, financial condition and results of operations, regardless of the information’s accuracy.
Our brand could also be confused with brands that have similar names, including Baja Chuy’s, an unaffiliated restaurant chain with whom we have entered into a settlement agreement regarding use of the Chuy’s name. As a result, our brand value may be harmed by any negative publicity related to Baja Chuy’s or any other restaurant that may use brand names, trademarks or trade dress that are similar to ours.
Our expansion into new markets may present increased risks due to our unfamiliarity with the area.
Some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets. An additional risk of expanding into new markets is the lack of market awareness of our brands. Restaurants opened in new markets may open at lower average weekly sales volume than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average unit volume, if at all, thereby harming our business, financial condition and results of operations.
Further, the restaurant industry is subject to extensive state and local laws and regulations, which we may be unfamiliar with as we expand into new locations. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are also subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with those laws could harm our business, financial condition and results of operation.
Approximately 37% of our restaurants are located in Texas and, as a result, we are sensitive to economic and other trends and developments in that state.
As of December 29, 2019, we operated a total of 37 restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas, local labor issues, changes in energy prices, adverse weather conditions, hurricanes, droughts, fires or other natural or man-made disasters could harm our business, financial condition and results of operations.
We are susceptible to economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located.
Our financial performance is dependent on our restaurants located in Texas and the Southeastern and Midwestern United States. As a result, adverse economic conditions in any of these areas could harm our business, financial condition and results of operations. In addition, negative publicity regarding any of our restaurants in these areas could harm our business, financial condition and results of operations, as could other regional occurrences such as local labor issues, changes in energy prices, adverse weather conditions, hurricanes, droughts, fires or other natural or man-made disasters. Adverse weather conditions may also impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. In addition, climate change may increase the frequency and severity of weather-related events and conditions, which affect our business.
Our business is subject to seasonal fluctuations, with restaurant sales typically higher during the spring and summer months as well as in December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on customer traffic and may cause fluctuations in our results of operations from quarter-to-quarter within a fiscal year. In addition, outdoor patio seating is available at nearly all of our restaurants and may be impacted by a number of weather-related factors. Our inability to fully utilize our restaurants’ seating capacity as planned may harm our business, financial condition and results of operations.
Acts of violence at or threatened against our restaurants or the centers in which they are located, including active shooter situations and terrorism, could harm our business, financial condition and results of operations.
 Any act of violence at or threatened against our restaurants or the centers in which they are located, including active shooter situations and terrorist activities, may result in restricted access to our restaurants and/or restaurant closures in the short-term and, in the long-term, may cause our customers and staff to avoid our restaurants. Any such situation could adversely impact customer traffic and make it more difficult to fully staff our restaurants, which could harm our business, financial condition and results of operations.
The impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants could harm our business, financial condition and results of operations.
Negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, harm our business, financial condition and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to the instability in the credit markets which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.
Changes in food availability and costs could harm our business, financial condition and results of operations.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on our national distributor, PFG, and various other suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. For our chicken products, we rely on one supplier for all of our locations. For our green chiles, each year we contract with a supplier to buy from a group of farmers in Hatch, New Mexico, which we have the right to select under our agreement. If and to the extent the farmers are unable or do not supply a sufficient amount of green chiles or if we need chiles out of season, we purchase the excess amount from several approved suppliers. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Any increase in distribution prices, increase in the prices charged by suppliers or failure to perform by these third-parties could cause our food costs to increase or us to experience short-term unavailability of certain products. Failure to identify an alternate source of supply for these items may result in significant cost increases and an inability to provide certain of the items on our menu. If these events occur, it may reduce the profitability of certain of our offerings and may cause us to increase our prices. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price, as a result of inflation or otherwise, or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customer’s demands, which could harm our business, financial condition and results of operations.

The type, variety, quality, availability and price of produce, beef, chicken and cheese are more volatile than other types of food and are subject to factors beyond our control, including weather, governmental regulation, availability and seasonality, each of which may affect our food costs or cause a disruption in our supply. Our food distributors and suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us. Although we are able to contract for some of the food commodities used in our restaurants for periods of up to one year, the pricing and availability of some of the commodities used in our operations, such as our produce, cannot be locked in for periods of longer than one week or at all. We do not use financial instruments to hedge our risk to market fluctuations in the price of our ingredients and other commodities at this time. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could harm our business, financial condition and results of operations.
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
Various states in which we operate are considering or have already adopted new immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees that unbeknown to us were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. Our business, financial condition and results of operations could be harmed as a result of any of these factors.
Labor shortages could increase our labor costs significantly or restrict our growth plans.
Our restaurants are highly dependent on qualified management and operating personnel. Qualified individuals have historically been in short supply and an inability to attract and retain them would limit the success of our existing restaurants as well as our development of new restaurants. We place a heavy emphasis on the qualification and training of our personnel and believe we spend significantly more on training our employees than our competitors. We can make no assurances that we will be able to attract and retain qualified individuals in the future which may have a more significant effect on our operation than those of our competitors. Additionally, the cost of attracting and retaining qualified individuals may be higher than we anticipate, and as a result, our business, financial condition and results of operations could be harmed.

Food safety and foodborne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.
Food safety is a top priority, and we dedicate substantial resources to help ensure that our guests enjoy safe, quality food products. However, foodborne illnesses and food safety issues have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking us to instances of foodborne illness or other food safety issues, including food tampering or contamination, could harm our brand and reputation as well as our business, financial condition and results of operations. In addition, instances of foodborne illness, food tampering or food contamination occurring at our competitors' restaurants could result in negative publicity about the food service industry generally and could harm our business, financial condition and results of operations.
Furthermore, our reliance on third-party food suppliers and distributors increases the risk that foodborne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used in our restaurants. If our guests become ill from foodborne illnesses, we could be forced to temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to a food recall. Any such results could harm our business, financial condition and results of operations.
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as Coronavirus, Ebola, Avian Flu, SARS and H1N1. To the extent that a virus is foodborne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. To the extent that a virus is transmitted by human-to-human contact, our employees or guests could become infected, or could choose, or be advised or required, to avoid gathering in public places, any one of which could harm our business, financial condition and results of operations.
Customer traffic at our restaurants could be significantly affected by competition in the restaurant industry in general and, in particular, within the dining segments of the restaurant industry in which we compete.
The restaurant industry is highly competitive with respect to food quality, ambience, service, price and value and location, and a substantial number of restaurant operations compete with us for customer traffic. The main competitors for our brand are other operators of mid-priced, full service concepts in the multi-location casual dining and Tex-Mex/Mexican food segments in which we compete most directly for real estate locations and customers. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing restaurants or intend to locate new restaurants. Any inability to successfully compete with the other restaurants in our markets will place downward pressure on our customer traffic and may prevent us from increasing or sustaining our revenues and profitability. We may also need to evolve our concept or expand to new concepts in order to compete with popular new restaurant formats or concepts that develop from time to time, and we cannot offer any assurance that we will be successful in doing so or that modifications or additions to our concept will not harm our business, financial condition and results of operations. In addition, with improving product offerings at fast casual restaurants, quick-service restaurants and grocery stores and the influence of negative economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants and harm our business, financial condition and results of operations.
Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) established a uniform, federal requirement for certain restaurants to post nutritional information on their menus and the FDA finalized regulations to implement the nutritional menu labeling provisions of the PPACA. As a result, we are required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires us to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends and eating habits, which could harm our business, financial condition and results of operations.
Multiple jurisdictions in which we operate have enacted requirements that require us to adopt and implement a Hazard Analysis and Critical Control Points (“HACCP”) System for managing food safety and quality. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We expect to incur certain costs to comply with these regulations and these costs may be more than we anticipate. Our business, financial condition and results of operations may be harmed if we fail to comply with these laws or regulations or our HACCP system is unable to prevent an issue.
Federal, state and local laws and regulations may have a significant adverse impact on our operations.
We are required to operate in compliance with federal laws and regulations relating to alcoholic beverages administered by the Bureau of Alcohol, Tobacco, Firearms and Explosives of the U.S. Department of Justice, as well as the laws and licensing requirements for alcoholic beverages of states and municipalities where our restaurants are or will be located. In addition, each restaurant must obtain a food service license from local authorities. Failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease the sale of food or alcoholic beverages at certain locations. Any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area or increase the costs associated therewith. In addition, in certain states, including states where we have existing restaurants or where we plan to open a restaurant, the number of liquor licenses available is limited, and licenses are traded on the open market. Liquor, beer and wine sales comprise a significant portion of our revenues. If we are unable to maintain our existing licenses, customer traffic and our business, financial condition and results of operations could be harmed. Or, if we choose to open a restaurant in those states where the number of licenses available is limited, the cost of a new license could be significant.
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
We are also subject to numerous federal, state and local laws affecting our business, including (1) laws relating to (a) immigration, employment, minimum wages, breaks, overtime, tip credits, worker conditions and health care, (b) nutritional labeling, nutritional content, menu labeling and food safety and (c) information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, (2) the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled, and (3) environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. Our inability to comply with these laws could harm our business, financial condition and results of operations.
Restaurant companies have been the target of class-actions and other litigation alleging, among other things, violations of federal and state law.
We are subject to a variety of lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. In recent years, a number of restaurant companies have been subject to claims by customers, employees and others regarding issues such as food safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability and other operational issues common to the foodservice industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. An adverse judgment or settlement that is not insured or is in excess of insurance coverage could harm our business, financial condition and results of operations and could cause variability in our results compared to expectations. We carry insurance policies for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks; however, there can be no assurances that our insurance will cover all such claims. Regardless of whether any claims that may be brought against us are valid or whether we are ultimately determined to be liable, we could also be harmed by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.
We are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under such “dram shop” statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage, and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, we may be harmed by publicity resulting from such laws.

Our marketing programs may not be successful.
We expend resources in our marketing efforts using a variety of media, including social media. We expect to continue to conduct brand awareness programs and customer initiatives to attract and retain customers. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, our business, financial condition and results of operations could be harmed.
The impact of restaurant openings and closures could result in fluctuations in our financial performance.
Quarterly results have been, and in the future may continue to be, significantly impacted by the timing of restaurant openings (often dictated by factors outside of our control), including associated restaurant pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new restaurants. We typically incur the most significant portion of restaurant pre-opening expenses associated with a given restaurant within the five months immediately preceding and the month of the opening of the restaurant. Further, we may encounter increased competition in obtaining lease sites and, as a result, may be unable to negotiate similar levels of tenant incentives under our new leases. If we are unable to obtain similar levels of tenant incentives for a particular unit, we would expect to incur increased capital expenditures in advance of opening and pay lower rent with respect to the restaurant. Our experience has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Our new restaurants commonly take nine months to one year to reach planned operating levels due to inefficiencies typically associated with new restaurants, including the training of new personnel, lack of market awareness, inability to hire sufficient qualified staff and other factors. Additionally, our quarterly results have been and in the future may be impacted by restaurant closures, including by continued lease obligations, employee termination benefits, other closure related obligations and impairment charges. Accordingly, the volume and timing of restaurant openings and closures has had, and may continue to have, a meaningful impact on our results of operations. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and these fluctuations may cause our results of operations to be below expectations of public market analysts and investors.
Opening new restaurants in existing markets may harm sales at our existing restaurants.
The consumer target area of our restaurants varies by location, depending on a number of factors such as population density, local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which we already have existing restaurants could harm the sales of new or existing restaurants. Our core business strategy does not entail opening new restaurants that materially impact sales at our existing restaurants but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity. There can be no assurance that sales cannibalization between our restaurants will not occur or become more significant in the future as we continue to expand our operations.
Our business operations and future development could be significantly disrupted if we lose key members of our management team.
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Steve Hislop, our Chief Executive Officer, Jon Howie, our Chief Financial Officer and John Mountfort, our Chief Operating Officer. We currently have employment agreements in place with Messrs. Hislop, Howie, Hatcher and Mountford. The loss of the services of our CEO, other senior officers or other key employees could have a material adverse effect on our business and plans for future development. We currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees. If we are unable to retain these key members of management, our business, financial condition and results of operations could be harmed.
Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
During fiscal years 2017, 2018 and 2019 we opened eleven, nine and six restaurants, respectively. During 2020, we plan to open a total of five to seven restaurants. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our business, financial condition and results of operations could be harmed. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would harm our business, financial condition and results of operations.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.
We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could harm our business, financial condition and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase. These increases, as well as new or existing federal legislation requiring employers to provide specified levels of health insurance to all employees, could harm our business, financial condition and results of operations, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our customers.
Limitations in our Revolving Credit Facility may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, our liquidity and results of operations could be harmed.
At December 29, 2019 we had no outstanding indebtedness under our Revolving Credit Facility.
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
Failure to comply with certain covenants or the occurrence of a change of control under our Revolving Credit Facility could result in the acceleration of our obligations under the Revolving Credit Facility, which would harm our business, liquidity, capital resources and results of operations.
Our Revolving Credit Facility also requires us to comply with certain financial covenants including a minimum fixed charge coverage ratio and a maximum total lease adjusted leverage ratio. Changes with respect to these financial covenants may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the Revolving Credit Facility, which would harm our business, liquidity, capital resources and results of operations.
We may be unable to obtain debt or other financing on favorable terms or at all.
There are inherent risks in our ability to borrow. Our lenders may be unable to lend to us or tighten their lending standards, which could make it more difficult for us to increase the available commitment under our Revolving Credit Facility, refinance our existing indebtedness or to obtain other financing on favorable terms or at all. Our business, financial condition and results of operations would be harmed if we were unable to draw funds under our Revolving Credit Facility because of a lender default or to obtain other cost-effective financing.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, failures of significant financial institutions or other events could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged, which could harm our business, liquidity, capital resources and results of operations. Such measures could include deferring capital expenditures (including the opening of new restaurants) and reducing or eliminating other discretionary uses of cash.
We may be required to record asset impairment charges in the future.
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment, operating lease assets and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Deficient restaurant-level cash flow (defined as restaurant net income plus depreciation, gain and/or loss on assets and pre-opening expense) over the previous 24-month period in a stabilized location is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated undiscounted future cash flow expected to be generated by the restaurant. If the carrying amount of the restaurant exceeds estimated future cash flow, an impairment charge is recognized for the amount by which the asset’s carrying amount exceeds its fair value. As a result of the above-mentioned review process, we recognized a non-cash loss on asset impairment of $12.7 million and $12.3 million in fiscal years 2019 and 2018, respectively. We did not recognize an impairment charge during fiscal 2017.
Economic weakness within our respective markets could adversely impact consumer discretionary spending and may result in lower restaurant sales. Unfavorable fluctuations in our commodity costs, supply costs and labor rates, which may or may not be within our control, may also impact our operating margins. Any of these factors could as a result affect the estimates used in our impairment analysis and require additional impairment tests and charges to earnings. We continue to assess the performance of our restaurants and monitor the need for future impairment. There can be no assurance that future impairment tests will not result in additional charges to earnings, which could harm our business, financial condition and results of operations.
Security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions may harm our business, financial condition and results of operations.
The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim, proceeding, or mandatory notification could cause us to incur significant unplanned expenses, which could harm our business, financial condition and results of operations. Further, adverse publicity resulting from these allegations could harm our business, financial condition and results of operations.
We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brand and our business.
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
We enforce our rights through a number of methods, including the issuance of cease-and-desist letters or making infringement claims in federal court. If our efforts to register, maintain and protect our trademarks or other intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could harm our business and might prevent our brand from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third parties’ intellectual property rights. A successful claim of infringement against us could result in our being required to pay significant damages or enter into costly licensing or royalty agreements in order to obtain the right to use a third party’s intellectual property, any of which could harm our business, financial condition and results of operations. If such royalty or licensing agreements are not available to us on acceptable terms or at all, we may be forced to stop the sale of certain products or services. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our services, if feasible, and divert management’s attention.
We also rely on trade secrets and proprietary know-how to protect our brand. Our methods of safeguarding this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and may result in a judgment or monetary damages. We do not maintain confidentiality agreements with all of our team members or suppliers. Even with respect to the confidentiality agreements we have, we cannot assure you that those agreements will not be breached, that they will provide meaningful protection, or that adequate remedies will be available in the event of an unauthorized use or disclosure of our proprietary information. If competitors independently develop or otherwise obtain access to our trade secrets or proprietary know-how, the appeal of our restaurants could be reduced and our business could be harmed. In addition, if we default under our lease agreements at certain of our locations, our landlord at those locations, may have the right to operate a Tex-Mex or Mexican food restaurant at that location using our recipes and our trade dress. If such default were to occur, the brand value of our recipes and our trade dress might suffer.
Information technology system failures or breaches of our network security could interrupt our operations and harm our business, financial condition and results of operations.
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptions. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could harm our business, financial condition and results of operations and subject us to litigation or actions by regulatory authorities. Further, adverse publicity resulting from such an event may harm our business, financial condition and results of operations. Although we have employed both internal resources and external consultants to audit our systems, and test them for vulnerability, and we have implemented firewalls, data encryption and other security controls and intend to maintain and upgrade our security technology and operational procedures to prevent damage, breaches or other disruptions, these measures may not eliminate all risks.
A major natural or man-made disaster could have a material adverse effect on our business.
Most of our corporate systems, processes and corporate support for our restaurant operations are centralized at our headquarters in Austin, Texas, with certain systems and processes being concurrently stored at an offsite storage facility in accordance with our disaster recovery plan. As part of our disaster recovery plan, we have backup processes for our core systems at our co-location facility. If our disaster recovery plan fails, we may experience failures or delays in recovery of data, delayed reporting and compliance, an inability to perform necessary corporate functions and other breakdowns in normal operating procedures that could harm our business, financial condition and results of operations and create exposure to administrative and other legal claims against us.
We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our business, financial condition and results of operations.
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
Failure of our internal control over financial reporting could harm our business, financial condition and results of operations.
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

Federal, state and local tax laws may harm our business, financial condition and results of operations.
We are subject to federal, state and local taxes in the U.S. If the Internal Revenue Service (“IRS”) or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could harm our business, financial condition and results of operations. In addition, complying with new tax laws, rules or regulations could impact our business, financial condition and results of operations, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could harm our business, financial condition and results of operations.
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
Sales of substantial amounts of our common stock in the public market by our existing stockholders or upon the exercise of outstanding stock options or equity awards held by our directors and employees may adversely affect the market price of our common stock. Such sales could also create public perception of difficulties or problems with our business. These sales might also make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.

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
Since we do not expect to pay any dividends for the foreseeable future, investors may be forced to sell their shares in order to realize a return on their investment. Other than a special dividend paid in 2011, we have not declared or paid any dividends on our common stock. We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our Revolving Credit Facility and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment.
Our reported financial results may be harmed by changes in accounting principles applicable to us.
Our reported financial results may be harmed by changes in accounting principles applicable to us. Generally accepted accounting principles in the U.S. (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
As of December 29, 2019, we operated 100 Chuy’s restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	2
Arkansas	3
Colorado	4
Florida	11
Georgia	3
Illinois	2
Indiana	3
Louisiana	1
Kentucky	5
Kansas	1
Maryland	1
Missouri	1
North Carolina	4
Ohio	6
Oklahoma	3
South Carolina	1
Tennessee	6
Texas	37
Virginia	6
Total	100

As of December 29, 2019 we have also signed leases and are in development for seven additional restaurants: one in Frisco and one in Amarillo, Texas; one in Indianapolis, Indiana; one in Pembroke Pines, Florida; one in Brentwood and one in Nashville, Tennessee; and one in Denver, Colorado. We generally lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. For additional information regarding our obligations under our leases, see Note 10 to our Consolidated Financial Statements.
All of our restaurant leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our restaurant leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease term is 10 or 15 years in length with two to three five-year extension options. The initial terms of our leases currently expire between 2021 and 2040. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.

ITEM 3.	LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 15, Commitments and Contingencies in the Notes to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES
None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares are traded on the Nasdaq Global Select Market under the symbol “CHUY”.
Holders
As of March 2, 2020, there were approximately five holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy
During the fiscal years ended December 29, 2019 and December 30, 2018 we did not declare or pay any dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation, growth of our business and, to the extent that our board of directors believes appropriate in light of market conditions, the repurchase of shares of our common stock pursuant to the board-approved share repurchase plan. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Purchases of Equity Securities by the Issuer
The table below provides information with respect to our purchase of shares of our common stock during the three months ended December 29, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
September 30, 2019 - October 27, 2019	—	$—	—	$18.6
October 28, 2019 - November 24, 2019	—	—	—	18.6
November 25, 2019 - December 29, 2019	—	—	—	18.6
Total	—	$—	—

(1)
On November 7, 2019, we announced that our board of directors authorized us to repurchase an indeterminate number of our common stock through December 31, 2022 at an aggregate market value of up to $30.0 million. This repurchase program became effective January 1, 2020 upon the expiration of the previous share repurchase program on December 31, 2019.

Stock Performance Chart
The following graph compares the cumulative six-year stockholder return on our common stock relative to the Nasdaq Composite, the S&P 600 Restaurants Index and a peer group consisting of: Bloomin' Brands, Inc., Brinker International, Inc., The Cheesecake Factory Incorporated, BJ's Restaurants, Inc., Red Robin Gourmet Burgers, Inc. and Texas Roadhouse, Inc. The peer group consists of companies which compete in the casual dining segment of the restaurant industry. The comparison assumes a $100 initial investment and the reinvestment of dividends. This graph is furnished and not filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the below stock performance graph is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

	12/28/2014	12/27/2015	12/25/2016	12/31/2017	12/30/2018	12/29/2019
Chuy's Holdings, Inc.	$100.00	$159.77	$169.06	$143.92	$92.15	$132.53
S&P 600 Restaurants	$100.00	$95.87	$113.84	$118.17	$128.14	$142.67
Peer Group	$100.00	$87.09	$105.88	$102.10	$106.38	$104.59
NASDAQ Composite Index	$100.00	$105.03	$113.64	$143.62	$136.98	$187.37

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 29, 2019 are derived from our audited consolidated financial statements. Not all periods shown below are discussed in this Annual Report on Form 10-K. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Years Ended (1)
	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016	December 27, 2015
	(Amounts are shown in thousands, except per share amounts)
Consolidated Statements of Income:
Revenue	$426,357	$398,200	$369,589	$330,613	$287,062
Costs and Expenses:
Cost of sales	110,152	101,946	96,270	85,542	75,686
Labor	150,779	144,325	128,846	110,730	93,625
Operating	62,121	57,457	51,462	45,900	39,954
Occupancy	32,151	30,028	25,642	22,204	19,019
General and administrative	23,681	20,725	18,661	17,560	16,176
Marketing	5,555	3,929	2,756	2,390	2,249
Restaurant pre-opening	2,949	4,382	6,233	5,348	4,417
Legal settlement	615	—	—	—	—
Impairment and closed restaurant costs	14,179	12,336	—	1,517	4,360
Gain on insurance settlements	—	—	(1,362)	—	—
Depreciation and amortization	20,739	19,804	17,560	15,081	12,827
Total cost and expenses	422,921	394,932	346,068	306,272	268,313
Income from operations	3,436	3,268	23,521	24,341	18,749
Interest expense, net	122	83	65	63	110
Income before income taxes	3,314	3,185	23,456	24,278	18,639
Income tax (benefit) expense	(2,901)	(2,354)	(5,500)	7,034	5,743
Net income	$6,215	$5,539	$28,956	$17,244	$12,896
Per Share Data:
Basic net income per share	$0.37	$0.33	$1.71	$1.03	$0.78
Diluted net income per share	$0.37	$0.32	$1.70	$1.02	$0.77
Weighted average common stock outstanding
Basic	16,728,955	16,931,589	16,894,986	16,676,073	16,470,278
Diluted	16,824,395	17,062,347	17,003,233	16,887,882	16,739,387
Consolidated Balance Sheets Data:
Cash and cash equivalents	$10,074	$8,199	$8,785	$13,694	$8,529
Net working (deficit) capital (2)	(19,416)	(8,818)	929	(417)	(7,785)
Total assets (3)	446,069	277,084	271,967	240,728	201,448
Total stockholders’ equity	$194,936	$193,851	$188,962	$157,065	$133,057

(1)
We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal year ended December 31, 2017 was comprised of 53 weeks and the other four fiscal years were comprised of 52 weeks.

(2)	At December 29, 2019 net working deficit includes $10.3 million of current operating lease liability recorded as a result of the adoption of Leases (Topic 842).

(3)	Includes approximately $169.3 million of operating lease assets recorded during the fiscal year 2019 as a result of the adoption of Leases (Topic 842).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of December 29, 2019, we operated 100 Chuy’s restaurants across 19 states.
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
We opened six restaurants in fiscal 2019. During fiscal 2020, we plan to open a total of five to seven restaurants. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major new markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 88, 81 and 70 restaurants at December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

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

The following table presents operating data for the periods indicated:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Total restaurants (at end of period)	100	100	91
Total comparable restaurants (at end of period)	88	81	70
Average unit volumes (in thousands) (1)	$4,318	$4,264	$4,439
Change in comparable restaurant sales (1)	2.6%	0.5%	(0.7)%
Average check	$15.74	$15.08	$14.75

(1)
We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2017, there is a one-week calendar shift in the comparison of fiscal year 2018 to the fiscal year 2017. As a result, our comparable restaurant sales calculation is based on comparing sales in fiscal year 2018 to sales in the corresponding calendar periods of 2017. Sales for the same 81 restaurants in the comparable restaurant base, on a fiscal basis, increased 0.2% for the year ended 2018.

Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2019 and 2018 fiscal years each consisted of 52 weeks, our 2017 fiscal year consisted of 53 weeks.
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
Impairment and closed restaurant costs. Impairment costs include impairment of long-lived assets associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset. Closed restaurant costs consist of any costs associated with the closure of a restaurant such as lease termination costs, severance benefits, other miscellaneous closing costs as well as costs to maintain these closed restaurants through the lease termination date such as occupancy costs, including rent payments less of sublease income, if any, and insurance and utility costs.
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

Results of Operations
Year Ended December 29, 2019 Compared to the Year Ended December 30, 2018
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 29, 2019	% of Revenue	December 30, 2018	% of Revenue	Change	% Change
Revenue	$426,357	100.0%	$398,200	100.0%	$28,157	7.1%
Costs and expenses:
Cost of sales	110,152	25.8	101,946	25.6	8,206	8.0
Labor	150,779	35.4	144,325	36.2	6,454	4.5
Operating	62,121	14.6	57,457	14.4	4,664	8.1
Occupancy	32,151	7.5	30,028	7.5	2,123	7.1
General and administrative	23,681	5.6	20,725	5.2	2,956	14.3
Marketing	5,555	1.3	3,929	1.0	1,626	41.4
Restaurant pre-opening	2,949	0.7	4,382	1.1	(1,433)	(32.7)
Legal settlement	615	0.1	—	—	615	*
Impairment and closed restaurant costs	14,179	3.3	12,336	3.1	1,843	14.9
Depreciation and amortization	20,739	4.9	19,804	5.1	935	4.7
Total costs and expenses	422,921	99.2	394,932	99.2	27,989	7.1
Income from operations	3,436	0.8	3,268	0.8	168	5.1
Interest expense, net	122	—	83	—	39	47.0
Income before income taxes	3,314	0.8	3,185	0.8	129	4.1
Income tax benefit	(2,901)	(0.7)	(2,354)	(0.6)	(547)	23.2
Net income	$6,215	1.5%	$5,539	1.4%	$676	12.2%

* Not meaningful
Revenue. Revenue increased 7.1% to $426.4 million for the year ended December 29, 2019, as compared to $398.2 million for the year ended December 30, 2018. The increase in revenue was primarily driven by $28.5 million in incremental revenue from an additional 359 operating weeks provided by new restaurants opened during and subsequent to the year ended December 30, 2018 as well as an increase in our comparable restaurant sales. These increases were partially offset by $2.9 million decrease in revenue as a result of the loss of 80 operating weeks as compared to fiscal year 2018 due to the store closures in 2019 and a decrease in revenue from our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue related to non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
Comparable restaurant sales increased 2.6% for the year ended December 29, 2019 compared to the same period in 2018. The increase was primarily driven by a 3.7% increase in average weekly check, partially offset by a 1.1% decrease in weekly average customers. Our total revenue mix attributed to bar sales was 18.1% and 18.4% during the years ended December 29, 2019 and December 31, 2018, respectively.
Cost of Sales. Cost of sales as a percentage of revenue increased to 25.8% during the year ended December 29, 2019 from 25.6% during the same period in 2018, primarily as a result of increases in the cost of beef of approximately 40 basis points ("bps"), produce of approximately 20 bps, partially offset by decreases in the costs of chicken of approximately 10 bps, grocery of approximately 10 bps and bar costs of 10 bps.
Labor Costs. Labor costs as a percentage of revenue decreased to 35.4% during the year ended December 29, 2019, from 36.2% during the comparable period in 2018, primarily due to leverage on higher average check, increased labor efficiency at new store openings and lower training expense for new managers, partially offset by hourly labor rate inflation on comparable stores of approximately 3.3%.
Operating Costs. Operating costs as a percentage of revenue increased to 14.6% during the year ended December 29, 2019, from 14.4% during the comparable period in 2018. This increase is mainly driven by higher insurance costs of approximately 10 bps and higher credit card fees and delivery service charges of approximately 10 bps.
Occupancy Costs. Occupancy costs as a percentage of revenue remained flat at 7.5% during the year ended December 29, 2019 as compared to the same period in 2018.

General and Administrative Expenses. General and administrative expenses increased $3.0 million, or 14.3%, to $23.7 million for the year ended December 29, 2019, as compared to $20.7 million during the comparable period in 2018. This increase was primarily driven by $1.9 million increase in performance based bonuses and a $1.0 million increase in management salaries and equity compensation in part due to an additional headcount to support our growth.
Marketing Costs. Marketing costs as a percentage of revenue increased to 1.3% during the year ended December 29, 2019 from 1.0% during the comparable period in 2018. This increase was a result of our new national-level marketing initiatives.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased by $1.4 million, or 32.7% to $2.9 million for the year ended December 29, 2019 as compared to $4.4 million during the comparable period in 2018. This decrease is primarily driven by a decrease in the number of new restaurants under development in fiscal 2019, as compared to fiscal 2018 as well as timing of our openings. During the year ended December 29, 2019, we incurred pre-opening costs for six new restaurants opened during 2019 as well as five restaurants which will be opened during fiscal year 2020. During the year ended December 30, 2018, we incurred pre-opening costs for nine new restaurants opened during 2018 and four restaurants which opened in fiscal year 2019.
Legal settlement. During the fiscal year 2019, the Company recorded $0.6 million ($0.5 million, net of tax or $0.03 per diluted share) related to a pending legal settlement.
Impairment and closed restaurant costs. As a result of our impairment analysis and closures of under-performing restaurants during fiscal year 2019, the Company recorded a non-cash asset impairment charge of approximately $12.7 million ($9.7 million, net of tax or $0.58 per diluted share) and $1.5 million ($1.1 million, net of tax or $0.07 per diluted share) of costs related to closed restaurants during the year. As a result of our impairment analysis of under-performing restaurants during the fiscal year 2018, the Company identified six restaurants as impaired and recognized a non-cash asset impairment charge of approximately $12.3 million ($9.4 million, net of tax or $0.55 per diluted share).
Depreciation and Amortization. Depreciation and amortization costs increased $0.9 million to $20.7 million for the year ended December 29, 2019, as compared to $19.8 million during the comparable period in 2018, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income Tax Benefit. Income tax benefit was $2.9 million in fiscal year 2019 and $2.4 million in fiscal year 2018. The tax benefit was primarily due to the tax impact of the non-cash loss on asset impairment and closed restaurant costs of $14.2 million as well as legal settlement accrual of $0.6 million in the fiscal year 2019 and the non-cash loss on asset impairment of $12.3 million in the fiscal year 2018. Excluding the impact of these adjustments, our effective tax rate for fiscal year 2019 was 3.0% compared to 3.5% in the same period last year.
Net Income. As a result of the foregoing, net income increased by $0.7 million and 12.2% to $6.2 million for the year ended December 29, 2019 as compared to $5.5 million during the comparable period in 2018.

52 Weeks Ended December 30, 2018 Compared to the 53 Weeks Ended December 31, 2017
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 30, 2018	% of Revenue	December 31, 2017	% of Revenue	Change	% Change
Revenue	$398,200	100.0%	$369,589	100.0%	$28,611	7.7%
Costs and expenses:
Cost of sales	101,946	25.6	96,270	26.0	5,676	5.9
Labor	144,325	36.2	128,846	34.9	15,479	12.0
Operating	57,457	14.4	51,462	13.9	5,995	11.6
Occupancy	30,028	7.5	25,642	6.9	4,386	17.1
General and administrative	20,725	5.2	18,661	5.0	2,064	11.1
Marketing	3,929	1.0	2,756	0.7	1,173	42.6
Restaurant pre-opening	4,382	1.1	6,233	1.7	(1,851)	(29.7)
Impairment and closed restaurant costs	12,336	3.1	—	—	12,336	*
Gain on insurance settlements	—	—	(1,362)	(0.3)	1,362	*
Depreciation and amortization	19,804	5.1	17,560	4.8	2,244	12.8
Total costs and expenses	394,932	99.2	346,068	93.6	48,864	14.1
Income from operations	3,268	0.8	23,521	6.4	(20,253)	(86.1)
Interest expense	83	—	65	0.1	18	27.7
Income before income taxes	3,185	0.8	23,456	6.3	(20,271)	(86.4)
Income tax expense	(2,354)	(0.6)	(5,500)	(1.5)	3,146	(57.2)
Net income	$5,539	1.4%	$28,956	7.8%	$(23,417)	(80.9)%

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
Due to the inclusion of a 53rd week in fiscal year 2017, there is a one-week calendar shift in the comparison of fiscal year 2018 to fiscal year 2017. After adjusting for the timing of the 53rd week, comparable restaurant sales, on a calendar basis, increased 0.5% for the 52-weeks ended December 30, 2018 compared to the 52-weeks ended December 31, 2017. The increase in comparable restaurant sales was primarily driven by a 2.0% increase in average weekly check, partially offset by a 1.5% decrease in weekly average customers. The Company estimates that unfavorable weather conditions during fiscal year 2018 more than offset the favorable impact from lapping Hurricanes Harvey and Irma in 2017 by approximately 60 bps. Our total revenue mix attributed to bar sales was 18.4% during the years ended December 30, 2018 and December 31, 2017.
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
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased by $1.8 million, or 29.7%, to $4.4 million for the year ended December 30, 2018, as compared to $6.2 million during the comparable period in 2017. This decrease is primarily driven by a decrease in the number of new restaurants under development in fiscal 2018, as compared to fiscal 2017 as well as timing of our openings. During the year ended December 30, 2018, we incurred pre-opening costs for nine new restaurants opened during 2018 as well as four restaurants which will be opened during fiscal year 2019. During the year ended December 31, 2017, we incurred pre-opening costs for eleven new restaurants and eight restaurants which opened in fiscal year 2018.
Impairment and closed restaurant costs. As a result of our impairment analysis of under-performing restaurants the Company identified six restaurants as impaired during the third quarter of 2018 and recognized a non-cash loss of $12.3 million ($9.4 million, net of tax or $0.55 per diluted share).
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
Income Tax Benefit. Our effective income tax benefit rate is 73.9% for the year ended December 30, 2018 as compared to 23.4% during the comparable period in 2017. The tax benefit in the fiscal year 2018 was primarily due to a $2.9 million tax benefit impact relating to a non-cash loss on asset impairment recorded during the third quarter of 2018. The tax benefit in the fiscal year 2017 was primarily related to a deferred tax balance revaluation adjustment of $11.7 million recorded in the fourth quarter of 2017 as a result of a decrease in the federal statutory tax rate from 35% to 21% effective January 1, 2018. Excluding the impact of these adjustments our effective tax rate for the fiscal year 2018 was 3.5% compared to 26.4% in the same period last year. The decrease in our effective tax rate is primarily related to a decrease in the federal statutory tax rate and an increase in employee tax credits in proportion to our taxable income.
Net Income. As a result of the foregoing, net income decreased by $23.5 million to $5.5 million for the year ended December 30, 2018 as compared to $29.0 million during the comparable period in 2017.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our Revolving Credit Facility. The Company is in preliminary discussions with its lenders regarding a new revolving credit facility or an amendment to its Revolving Credit Facility to extend the maturity date. Our need for capital resources is driven by our restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in our corporate and information technology infrastructure, obligations under our operating leases and interest payments on our debt, if any. Based on our current growth plans, we believe our expected cash flows from operations, expected tenant improvement allowances and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities for at least the next twelve months.

Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. From time to time, we may also purchase the underlying land lot for development. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. Effective December 31, 2018, the first day of fiscal year 2019, our current lease obligations are reflected on our consolidated balance sheets as right-of-use assets and lease liabilities in accordance with Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)". See Note 2 and Note 10 of Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for more information regarding recently issued accounting standards.
As of December 29, 2019, we had a cash and cash equivalent balance of $10.1 million that we expect to utilize, along with cash flow from operations, to provide capital to support our restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure and to repurchase additional shares of our common stock subject to market conditions. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. On October 31, 2019 the Company's board of directors authorized a new share repurchase program under which the Company may, at its discretion, repurchase up to $30.0 million of its common shares outstanding. This repurchase program became effective on January 1, 2020, after the expiration of the previous share repurchase authorization, and expires on December 31, 2022. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. Since the beginning of the original share repurchase program, the Company has repurchased approximately 511,000 shares of common stock for a total of $11.4 million through December 29, 2019.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors.”
Cash Flows for the Years Ended December 29, 2019, December 30, 2018 and December 31, 2017
The following table summarizes the statements of cash flows for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 (in thousands):

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net cash provided by operating activities	$43,431	$47,882	$44,382
Net cash used in investing activities	(33,274)	(44,521)	(49,134)
Net cash used in financing activities	(8,282)	(3,947)	(157)
Net increase (decrease) in cash and cash equivalents	1,875	(586)	(4,909)
Cash and cash equivalents at beginning of year	8,199	8,785	13,694
Cash and cash equivalents at end of period	$10,074	$8,199	$8,785
Operating Activities. Net cash provided by operating activities decreased $4.4 million to $43.4 million for the year ended December 29, 2019, from $47.9 million during the same period in 2018. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities during the year ended December 29, 2019 compared to the same period in 2018 was primarily due to a $6.8 million decrease in lease incentive receivables and deferred lease incentives mainly driven by our development schedule as well as a planned reduction in contracted tenant allowances on new leases and a $1.8 million decrease in prepaid expenses driven by timing of payments. This total decrease of $8.6 million was partially offset by a $3.5 million increase in accrued liabilities mainly driven by higher bonus and property tax accruals, a $0.5 million increase in tax payable as a result of higher income taxes driven by higher taxable income and timing of other payments.
Net cash provided by operating activities increased $3.5 million to $47.9 million for the year ended December 30, 2018, from $44.4 million during the same period in 2017. The increase in net cash provided by operating activities during the year ended December 30, 2018 compared to the same period in 2017 was primarily due to a decrease in net income of $23.4 million, partially offset by a $12.3 million non-cash loss related to an impairment of assets in the third quarter of 2018, a $3.5 million decrease in deferred taxes, a $2.2 million increase in depreciation and amortization, and a $8.9 million increase in operating working capital. This increase in operating working capital is primarily driven by a $2.2 million increase in accrued liabilities and deferred rent mainly driven by an increase in deferred rent as compared to last year, a $2.2 million decrease in accounts receivable mainly as a result of a collection of an insurance settlement accrued as of the end of the fourth quarter of 2017, a $1.0 million increase in deferred lease incentives as a result of the addition of new restaurants, and a $2.9 million decrease in prepaid expenses driven by timing of payments and in part by our development schedule.
Investing Activities. Net cash used in investing activities decreased $11.2 million to $33.3 million for the year ended December 29, 2019, from $44.5 million for the year ended 2018. This decrease is primarily driven by a decrease in the number of new restaurants under development in fiscal 2019 as compared to fiscal 2018 as well as timing of our openings. During the year ended December 29, 2019, we incurred development costs for construction of six new restaurants opened during 2019 as well as five restaurants, which will be opened during fiscal year 2020. During the year ended December 30, 2018, we incurred development costs for the construction of nine new restaurants and four restaurants, which opened in fiscal year 2019.
Net cash used in investing activities decreased $4.6 million to $44.5 million for the year ended December 30, 2018, from $49.1 million for the year ended 2017. This decrease is primarily driven by a decrease in the number of new restaurants under development in fiscal 2018 as compared to fiscal 2017 as well as timing of our openings. During the year ended December 30, 2018, we incurred development costs for construction of nine new restaurants opened during 2018 as well as four restaurants which will be opened during fiscal year 2019. During the year ended December 31, 2017, we incurred development costs for the construction of eleven new restaurants and eight restaurants which opened in fiscal year 2018.
Financing Activities. Net cash used in financing activities increased $4.4 million to $8.3 million for the year ended December 29, 2019 from $3.9 million for the same period in 2018. The increase in net cash used by financing activities was primarily the result of $4.2 million of repurchases of our common stock in the open market.
Net cash used in financing activities increased $3.7 million to $3.9 million for the year ended December 30, 2018 from $0.2 million for the same period in 2017. The increase in net cash used by financing activities was primarily the result of $3.6 million of repurchases of our common stock in the open market.
During fiscal years 2018 and 2017, we leased six of our restaurant locations and our corporate office from entities owned by our founders and one of our former executive officers. During fiscal year 2019 these entities are no longer related parties as defined by SEC regulations. As of December 29, 2019, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources typically required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $2.5 million to $3.5 million (net of estimated tenant incentives of between zero and $0.7 million). In addition, we expect to spend approximately $400,000 to $500,000 per restaurant for restaurant pre-opening costs.
For 2020, we currently estimate capital expenditure outlays will range between $23.0 million and $30.0 million, net of agreed upon tenant improvement allowances and excluding approximately $2.4 million to $3.3 million of restaurant pre-opening costs for new restaurants that are not capitalized. These capital expenditure estimates are based on the opening of five to seven new restaurants as well as approximately $8.0 million to maintain and remodel our existing restaurants and for other general corporate purposes.
Based on our growth plans, we believe our combined expected cash flows from operations, available borrowings under our Revolving Credit Facility and expected tenant improvement allowances will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2020.
Short-Term Capital Requirements
Our operations have not required significant working capital and, like many restaurant companies, we operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverages and supplies, therefore reducing the need for incremental working capital to support growth. We had a net working capital deficit of $19.4 million at December 29, 2019 compared to $8.8 million at December 30, 2018. The increase in the net working deficit during fiscal year 2019 is primarily driven by $10.3 million of current operating lease liability recorded as a result of the adoption of Leases (Topic 842).

Revolving Credit Facility
On November 30, 2012, we entered into our $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of December 29, 2019 we had no outstanding indebtedness under our Revolving Credit Facility. The Company is in preliminary discussions with its lenders regarding a new revolving credit facility or an amendment to its Revolving Credit Facility to extend the maturity date.
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
As of December 29, 2019, we were in compliance with all covenants under our Revolving Credit Facility. Based on our capital expenditure plans, contractual commitments and cash flow from operations, we expect to be able to comply with these covenants in the near and long term.
Contractual Obligations
The following table summarizes contractual obligations at December 29, 2019 (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Long-Term Debt Obligations (1)	$78	$78	$—	$—	$—
Operating Lease Obligations (2)	394,805	27,645	56,450	55,023	255,687
Purchase Obligations (3)	31,866	31,866	—	—	—
Total	$426,749	$59,589	$56,450	$55,023	$255,687

(1)
Reflects fees on unused revolver commitments under our Revolving Credit Facility. As of December 29, 2019, no indebtedness was outstanding. All amounts under our Revolving Credit Facility are due October 30, 2020.

(2)
Reflects the aggregate minimum lease payments for our restaurant operations and corporate office, including approximately $12.0 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession. Operating lease obligations excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales.

(3)	Includes contractual purchase commitments for the purchase of goods related to restaurant operations and commitments for construction of new restaurants.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 29, 2019, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.

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
Leases and Leasehold Improvements. The Company leases land and or buildings for its corporate offices and all of its restaurants under various long-term operating lease agreements. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments. The initial lease terms range from 10 years to 15 years, most of which include renewal options of 10 to 15 years. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. Rent expense is paid to various landlords including several companies owned and controlled by the Company’s founders and one of its former executive officers. For the year ended December 29, 2019, these entities are no longer related parties as defined by SEC regulations since the founders and former executive officer are either retired or otherwise left the Company in fiscal year 2018 or earlier.
We make judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as finance or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements and deferred lease incentives for each restaurant are amortized. These judgments may produce materially different amounts of depreciation and rent expense than would be reported if different assumed lease terms were used.
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

As a result of the above mentioned process, the Company recorded a non-cash loss on asset impairment of $12.7 million related to seven of our restaurants during the fiscal year ended December 29, 2019 and $12.3 million related to six of our restaurants during the fiscal year ended December 30, 2018. The Company did not recognize any impairment charge in 2017.
Goodwill and Other Intangible Assets. Goodwill and indefinite life intangible assets are not amortized but are tested annually at the end of the fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill and indefinite life intangible assets, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.
For goodwill, our assessment is performed at the reporting unit level. The Company considers all of its stores in total as one reporting unit. The first step of the goodwill impairment test compares the implied estimated fair value of the reporting unit to the carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount, then it is more likely than not that a goodwill impairment exits and a second step must be completed in order to determine the amount of the goodwill impairment. In the second step, the implied fair value of the goodwill is determined by allocating fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference.
Similarly, for the impairment evaluation for indefinite life intangible assets, which includes our trade names, we determine whether the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. Our analysis indicated that no impairments of goodwill or indefinite-lived intangibles occurred during fiscal 2019, 2018 or 2017.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in an annualized change to our interest expense of approximately $2,500 per every million dollars borrowed. As of December 29, 2019, we had no borrowings under our Revolving Credit Facility.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2019 based on the criteria in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2019.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chuy’s Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Chuy's Holdings, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2019, of the Company and our report dated March 10, 2020 expressed an unqualified opinion.

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
March 10, 2020

ITEM 9B.	OTHER INFORMATION
None
PART III
The information required by Items 10, 11, 12, 13 and 14 will be furnished by an amendment hereto that will contain such information.
PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules – None.

(3)	Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
4.2+	Description of Registrant's Common Stock
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

10.11	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.12*
Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steve Hislop (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)

10.13*
Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon Howie (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)

10.14*
Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Mountford (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)

10.15*
Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Michael Hatcher (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)

10.16*
Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.17
Credit Agreement, dated November 30, 2012, by and among Chuy’s Holdings, Inc., as borrower, the subsidiaries of Chuy’s Holdings, Inc., as guarantors, and Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012)

10.18
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

Date:	March 10, 2020	CHUY’S HOLDINGS, INC.

		By:	/s/ STEVEN J. HISLOP
Steven J. Hislop
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVE HISLOP
Steve Hislop	Chairman of the Board, Director, President and Chief Executive Officer (principal executive officer)	3/10/2020
/s/ JON HOWIE
Jon Howie	Director, Vice President and Chief Financial Officer (principal financial and accounting officer)	3/10/2020
/s/ STARLETTE JOHNSON
Starlette Johnson	Director	3/10/2020
/s/ SAED MOHSENI
Saed Mohseni	Director	3/10/2020
/s/ RANDALL DEWITT
Randall DeWitt	Director	3/10/2020
/s/ IRA ZECHER
Ira Zecher	Director	3/10/2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Chuy's Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. and its subsidiaries (the Company) as of December 29, 2019 and December 30, 2018, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 10 to the financial statements, the Company changed its method of accounting for leases effective December 31, 2018, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Austin, Texas
March 10, 2020

CHUY’S HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 29, 2019	December 30, 2018
Assets
Current assets:
Cash and cash equivalents	$10,074	$8,199
Accounts receivable	1,426	2,054
Lease incentives receivable	250	1,597
Inventories	1,657	1,541
Income tax receivable	—	603
Prepaid expenses and other current assets	3,376	3,736
Total current assets	16,783	17,730
Property and equipment, net	210,750	210,960
Operating lease assets	169,299	—
Deferred tax asset, net	2,601	—
Other assets and intangible assets, net	667	2,425
Trade name	21,900	21,900
Goodwill	24,069	24,069
Total assets	$446,069	$277,084
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,253	$6,463
Accrued liabilities	21,107	17,126
Operating lease liabilities	10,307	—
Income tax payable	532	—
Deferred lease incentives	—	2,959
Total current liabilities	36,199	26,548
Deferred tax liability, net	—	2,601
Operating lease liabilities, less current portion	214,541	—
Other liabilities	393	95
Accrued deferred rent	—	14,516
Deferred lease incentives, less current portion	—	39,473
Total liabilities	251,133	83,233

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,636,464 shares issued and outstanding at December 29, 2019 and 16,856,373 shares issued and outstanding at December 30, 2018	166	169
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 29, 2019 and December 30, 2018	—	—
Paid-in capital	94,712	99,490
Retained earnings	100,058	94,192
Total stockholders’ equity	194,936	193,851
Total liabilities and stockholders’ equity	$446,069	$277,084

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Revenue	$426,357	$398,200	$369,589
Costs and expenses:
Cost of sales	110,152	101,946	96,270
Labor	150,779	144,325	128,846
Operating	62,121	57,457	51,462
Occupancy	32,151	30,028	25,642
General and administrative	23,681	20,725	18,661
Marketing	5,555	3,929	2,756
Restaurant pre-opening	2,949	4,382	6,233
Legal settlement	615	—	—
Impairment and closed restaurant costs	14,179	12,336	—
Gain on insurance settlements	—	—	(1,362)
Depreciation and amortization	20,739	19,804	17,560
Total costs and expenses	422,921	394,932	346,068
Income from operations	3,436	3,268	23,521
Interest expense, net	122	83	65
Income before income taxes	3,314	3,185	23,456
Income tax benefit	(2,901)	(2,354)	(5,500)
Net income	$6,215	$5,539	$28,956
Net income per common share:
Basic	$0.37	$0.33	$1.71
Diluted	$0.37	$0.32	$1.70
Weighted-average shares outstanding:
Basic	16,728,955	16,931,589	16,894,986
Diluted	16,824,395	17,062,347	17,003,233

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
For the Fiscal Years Ended December 29, 2019, December 30, 2018 and December 31, 2017
(In thousands, except share and per share data)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 25, 2016	16,839,348	$168	$97,200	$59,697	$157,065
Stock-based compensation	—	—	3,098	—	3,098
Proceeds from exercise of stock options	35,170	—	340	—	340
Settlement of restricted stock units	67,198	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(17,975)	—	(497)	—	(497)
Net Income	—	—	—	28,956	28,956
Balance, December 31, 2017	16,923,741	169	100,140	88,653	188,962
Stock-based compensation	—	—	3,297	—	3,297
Proceeds from exercise of stock options	25,745	—	453	—	453
Repurchase of shares of common stock	(159,570)	(2)	(3,605)	—	(3,607)
Settlement of restricted stock units	95,581	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(29,124)	1	(794)	—	(793)
Net Income	—	—	—	5,539	5,539
Balance, December 30, 2018	16,856,373	169	99,490	94,192	193,851
Adoption of ASC 842 (Leases)	—	—	—	(349)	(349)
Stock-based compensation	—	—	3,501	—	3,501
Proceeds from exercise of stock options	46,936	—	388	—	388
Repurchase of shares of common stock	(351,774)	(4)	(7,789)	—	(7,793)
Settlement of restricted stock units	123,496	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(38,567)	—	(877)	—	(877)
Net Income	—	—	—	6,215	6,215
Balance, December 29, 2019	16,636,464	$166	$94,712	$100,058	$194,936

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Cash flows from operating activities:
Net income	$6,215	$5,539	$28,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,739	19,804	17,560
Amortization of operating lease assets	1,017	—	—
Amortization of loan origination costs	33	33	34
Loss on impairment	12,693	12,336	—
Stock-based compensation	3,286	3,096	2,880
Gain on insurance related to property and equipment	—	—	(61)
Loss on disposal of property and equipment	283	97	107
Amortization of deferred lease incentives	—	(2,869)	(2,517)
Deferred income taxes	(5,096)	(3,837)	(7,331)
Changes in operating assets and liabilities:
Accounts receivable	628	642	(1,564)
Lease incentive receivable	1,347	4,754	(2,329)
Inventories	(116)	64	(154)
Income tax receivable and payable	1,135	622	958
Prepaid expenses and other current assets	360	2,188	(717)
Accounts payable	(2,594)	(1,454)	(2,248)
Accrued and other liabilities	4,279	733	(1,269)
Accrued deferred rent	—	2,752	2,595
Operating lease liability	(778)	—	—
Deferred lease incentives	—	3,382	9,482
Net cash provided by operating activities	43,431	47,882	44,382
Cash flows from investing activities:
Purchase of property and equipment, net	(32,870)	(44,087)	(49,185)
Insurance proceeds from property claims	—	—	501
Purchase of other assets	(404)	(434)	(450)
Net cash used in investing activities	(33,274)	(44,521)	(49,134)
Cash flows from financing activities:
Borrowings under revolving line of credit	5,000	—	—
Payments under revolving line of credit	(5,000)	—	—
Proceeds from the exercise of stock options	388	453	340
Repurchase of shares of common stock	(7,793)	(3,607)	—
Indirect repurchase of shares for minimum tax withholdings	(877)	(793)	(497)
Net cash used in financing activities	(8,282)	(3,947)	(157)
Net increase (decrease) in cash and cash equivalents	1,875	(586)	(4,909)
Cash and cash equivalents, beginning of period	8,199	8,785	13,694
Cash and cash equivalents, end of period	$10,074	$8,199	$8,785

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$384	$1,521	$630

Supplemental cash flow disclosures:
Cash paid for interest	$77	$35	$39
Cash paid for income taxes	$1,059	$862	$908
See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

1. Description of Business
Chuy’s Holdings, Inc., a Delaware corporation (the “Company”), through its subsidiaries owns and operates restaurants across 19 states including Texas, the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company had 100 as of December 29, 2019 and December 30, 2018 and 91 restaurants as of December 31, 2017.
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
Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income, income per share or stockholder's equity.
Fiscal Year
The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal years ended December 29, 2019 and December 30, 2018 each consisted of 52 weeks. Fiscal year ended December 31, 2017 consisted of 53 weeks.
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
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset, which ranges from three to 15 years. Expenditures for major additions and improvements are capitalized. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term, including option periods that are reasonably assured of renewal, or the estimated useful life of the asset, which ranges from five to 20 years.
Leases and Leasehold Improvements
The Company leases land and or buildings for its corporate offices and all of its restaurants under various long-term operating lease agreements. The Company determines if a contract contains a lease at inception. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments (“Rent Holiday”).
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
Operating lease expense is recognized on a straight-line basis over the lease term. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with less than a 12 month term) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable.
Other Assets and Intangible Assets
Other assets and intangible assets include liquor licenses, lease acquisition costs and loan origination costs which are all stated at cost, less any accumulated amortization, as well as deferred compensation plan assets which are stated at fair value.
Goodwill
Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs tests to assess potential impairments at the end of the fiscal year or during the year if an event or other circumstance indicates that goodwill may be impaired. The first step of the goodwill impairment test compares the implied estimated fair value of the reporting unit to the carrying amount, including goodwill. The Company considers all of its stores in total as one reporting unit. If the estimated fair value of the reporting unit is less than the carrying amount, then it is more likely than not that a goodwill impairment exits and a second step must be completed in order to determine the amount of the goodwill impairment. In the second step, the implied fair value of the goodwill is determined by allocating fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. No goodwill impairment charges were recognized during 2019, 2018, or 2017.
Indefinite Life Intangibles
An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets acquired in a business combination are determined to have an indefinite useful life and are not amortized.
The annual impairment evaluation for indefinite life intangible assets is performed at the end of the fiscal year and includes an assessment to determine whether the fair value of the indefinite life intangible assets is less than their carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. No indefinite life intangible impairment charges were recognized during 2019, 2018, or 2017.
Impairment of Long-lived Assets
The Company reviews long-lived assets, such as property and equipment, operating lease assets and intangibles, subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical undiscounted cash flows and other relevant factors and circumstances. The Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans and regularly reviews any restaurants with a deficient level of cash flows for the previous 24 months to determine if impairment testing is necessary. Recoverability of assets to be held and used is measured by a comparison of the carrying value of the restaurant to its estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value, we determine if there is an impairment loss

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

by comparing the carrying value of the restaurant to its estimated fair value. Based on this analysis, if the carrying value of the restaurant exceeds its estimated fair value, an impairment charge is recognized by the amount by which the carrying value exceeds the fair value.

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

As a result of the above mentioned process, the Company recorded a non-cash loss on asset impairment of $12.7 million related to seven of our restaurants during the fiscal year ended December 29, 2019 and $12.3 million related to six of our restaurants during the fiscal year ended December 30, 2018. The Company did not recognize any impairment charge in 2017.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 29, 2019 and December 30, 2018 approximate their fair value due to the short-term maturities of these financial instruments.
Effective July 2018, the Company provides a certain group of eligible employees the ability to participate in the Company's nonqualified deferred compensation plan. This plan allows participants to defer up to 80% of their salary and up to 100% of their bonus, on pre-tax basis, and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in other assets and intangible assets, net, and the corresponding liability in other liabilities on our consolidated balance sheets. The investments are considered trading securities and are reported at fair value based on quoted market prices. The deferred compensation plan assets and liabilities are measured and recorded at their fair value on recurring basis. The inputs are recognized as Level 1 inputs. The realized and unrealized gains and losses on these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the consolidated statements of income. At December 29, 2019, the Company had approximately $0.4 million of deferred compensation plan assets and liabilities. At December 30, 2018, the Company had approximately $0.1 million of deferred compensation plan assets and liabilities.
In regards to the Company's impairment analysis, we generally estimate long-lived asset fair values, including property and equipment and leasehold improvements as well as operating lease assets and liabilities, using either depreciated replacement cost method, the market approach or discounted cash flow projections. The inputs used to determine fair value relate primarily to the assumptions regarding the long-lived assets exit cost at their highest and best use and future assumptions regarding restaurant sales and profitability. These inputs are categorized as Level 3 inputs. The inputs used represent assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the time of the analysis.
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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue upon redemption by the customer. Breakage is recognized on unredeemed gift cards as revenue proportionate to the pattern of gift card redemptions less any legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We recorded $0.1 million, $0.2 million and $0.3 million of gift card breakage in fiscal years 2019, 2018 and 2017, respectively.
Marketing
The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed on the expected timing of those events. Marketing expense was $5.6 million, $3.9 million, and $2.8 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
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
There were approximately 25,800, 8,700 and 33,800 shares of common stock equivalents that have been excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

The computations of basic and diluted net income per share is as follows:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
BASIC
Net income	$6,215	$5,539	$28,956
Weighted-average common shares outstanding	16,728,955	16,931,589	16,894,986
Basic net income per common share	$0.37	$0.33	$1.71

DILUTED
Net income	$6,215	$5,539	$28,956
Weighted-average common shares outstanding	16,728,955	16,931,589	16,894,986
Dilutive effect of stock options and restricted stock units	95,440	130,758	108,247
Weighted-average of diluted shares	16,824,395	17,062,347	17,003,233
Diluted net income per common share	$0.37	$0.32	$1.70

4. Prepaid Expenses and Other Current Assets
The major classes of prepaid expenses and other current assets at December 29, 2019 and December 30, 2018 are summarized as follows:

	December 29, 2019	December 30, 2018
Deposits on equipment	$782	$499
Prepaid expenses	2,394	2,967
Other current assets	200	270
Total prepaid expenses and other current assets	$3,376	$3,736
5. Property and Equipment
The major classes of property and equipment as of December 29, 2019 and December 30, 2018 are summarized as follows:

	December 29, 2019	December 30, 2018
Leasehold improvements	$205,491	$196,027
Furniture, fixtures and equipment	98,895	94,899
Construction in progress	13,072	10,318
Land	1,898	1,872
	319,356	303,116
Less accumulated depreciation	(108,606)	(92,156)
Total property and equipment, net	$210,750	$210,960
Depreciation expense was $20.7 million, $19.7 million and $17.4 million for the years ended December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

6. Other Assets and intangible assets, net
The major classes of other assets and intangibles assets along with related accumulated amortization at December 29, 2019 and December 30, 2018 are summarized as follows:

	Average Life at December 29, 2019	2019			2018
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived assets:
Loan origination costs	0.8	$294	$(267)	$27	$294	$(234)	$60
Lease acquisition costs (1)		—	—	—	2,828	(705)	2,123
Total finite-lived assets		294	(267)	27	3,122	(939)	2,183
Indefinite-lived assets:
Liquor license		214	—	214	152	—	152
Total indefinite-lived assets		214	—	214	152	—	152

Other noncurrent assets (2)		426	—	426	90	—	90

Total other assets and intangible assets		$934	$(267)	$667	$3,364	$(939)	$2,425

(1)
As a result of the adoption of Leases (Topic 842), lease acquisition costs, net of accumulated amortization, have been included with the operating lease assets and will be amortized against the rent expense over the remaining lease term. Any future incremental lease acquisition costs will be capitalized in accordance with Topic 842. See Note 2 for the impact of the adoption on the Consolidated Balance Sheet.

(2)	Other noncurrent assets primarily consists of deferred compensation plan assets recorded at fair value. See Note 2 for additional information.
Amortization expense was nominal for the year ended December 29, 2019, $0.1 million for the year ended December 30, 2018 and $0.2 million for the year ended December 31, 2017.

7. Long-Term Debt
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On October 30, 2015, we entered into an amendment to our Revolving Credit Facility to, among other things, (1) extend the maturity date of the Revolving Credit Facility to October 30, 2020 from November 30, 2017 and (2) revise the applicable margins and leverage ratios that determine the commitment fees and interest rates payable by the Company under the Revolving Credit Facility. As of December 29, 2019 and December 30, 2018 the Company had no outstanding indebtedness under the Company's amended Revolving Credit Facility.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets.
8. Accrued Liabilities
The major classes of accrued liabilities at December 29, 2019 and December 30, 2018 are summarized as follows:

	December 29, 2019	December 30, 2018
Accrued compensation and related benefits	$9,342	$6,712
Other accruals	4,302	3,604
Sales and use tax	2,954	2,848
Deferred gift card revenue	2,289	2,176
Property tax	2,220	1,786
Total accrued liabilities	$21,107	$17,126
9. Share Repurchase Program
On October 26, 2017, the Company's board of directors approved a share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $30.0 million of its common stock through December 31, 2019. On October 31, 2019, the Company’s board of directors authorized a new share repurchase program under which the Company may, at its discretion, repurchase up to another $30.0 million of its common shares outstanding. This repurchase program became effective on January 1, 2020, after the expiration of the previous share repurchase authorization, and expires on December 31, 2022. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time.
During the fiscal years ended 2019 and 2018, the Company repurchased approximately 351,774 and 159,570 shares of common stock for a total cost of $7.8 million and $3.6 million, respectively.
10. Leases
The Company determines if a contract contains a lease at inception.The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate offices. The initial lease terms range from 10 years to 15 years and currently expire between 2021 and 2040. The leases typically include renewal options for 10 to 15 years, which are exercisable at the Company's option. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years.
Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance (“CAM”) charges, and various other expenses related to properties. These charges are expensed as incurred.
Rent expense is paid to various landlords including several companies owned and controlled by the Company's founders and one of its former executive officers, who were considered related parties in prior years. For the year ended December 29, 2019, these entities are no longer related parties as defined by SEC regulations since the founders and former executive officer are either retired or otherwise left the Company in fiscal year 2018 or earlier.
As of December 29, 2019, all of the Company's leases were operating.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Components of operating lease costs are included in the occupancy, general and administrative expense and property and equipment, net:

Year Ended
Lease cost	December 29, 2019
Operating lease cost (a)	$24,544
Variable lease cost	1,103
$25,647
(a) Includes short-term operating lease costs which are immaterial.
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, rent expense, excluding real estate taxes, CAM charges, insurance, deferred lease incentives and other expenses related to operating leases for the years ended December 30, 2018 and December 31, 2017 consists of the following:

	2018	2017
Minimum rent—unrelated parties	$21,530	$18,304
Contingent rent—unrelated parties	317	397
Total rent—unrelated parties	21,847	18,701
Minimum rent—related parties	2,276	2,215
Contingent rent—related parties	557	621
Total rent—related parties	2,833	2,836
Total minimum and contingent rent	$24,680	$21,537
Supplemental cash flow disclosures and other lease information for the year ended December 29, 2019:

Cash paid for operating lease liabilities	25,781
Operating lease assets obtained in exchange for operating lease liabilities (a)	177,701
Weighted average remaining lease term (in years)	15.0
Weighted average discount rate	7.8%
(a) Includes the transition adjustment for the adoption of Leases (Topic 842) as discussed in Note 2, Recent Accounting Pronouncements in the Notes to our Consolidated Financial Statements. As a result of the store closures, the Company also shortened the remaining life of the related leases and recorded a $4.3 million reduction to the operating lease assets and liabilities during 2019.
Supplemental balance sheet disclosures:

Operating leases	Classification	December 29, 2019
Right-of-use assets	Operating lease assets	$169,299

Current lease liabilities	Operating lease liability	$10,307
Non-current lease liabilities	Operating lease liability, less current portion	214,541
Total lease liabilities		$224,848

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Future minimum rent payments for our operating leases for each of the next five years as of December 29, 2019 are as follows:

Fiscal year ending:
2020	$27,162
2021	27,592
2022	26,582
2023	26,957
2024	25,790
Thereafter	248,744
Total minimum lease payments	382,827
Less: imputed interest	157,979
Present value of lease liabilities	$224,848
As of December 29, 2019, operating lease payments exclude approximately $12.0 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.
11. Stock-Based Compensation
The Company has outstanding awards under the 2006 Stock Option Plan (the “2006 Plan”). The outstanding options under the 2006 Plan are fully vested as of December 29, 2019. In connection with the Company's initial public offering (the "IPO"), the Company terminated the 2006 Plan, and no further awards will be granted under the 2006 Plan. The termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern those outstanding awards.
In connection with the IPO, the Company adopted the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) pursuant to which the Company’s board of directors can grant stock options, restricted stock, restricted stock units and other equity-based awards to directors, officers, and key employees of the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The outstanding options under the 2012 Plan vest 20% on each of the first five anniversaries of the date of grant and have a maximum term of ten years. The outstanding restricted stock units vest ratably on each of the first four or five anniversaries of the date of grant. As of December 29, 2019, a total of 342,222 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation cost recognized in the consolidated statements of income was $3.3 million, $3.1 million and $2.9 million for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively. Stock-based compensation recognized as capitalized development was approximately $215,000, $201,000 and $218,000 for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively. Capitalized stock-based compensation is included in Property and equipment, net on the consolidated balance sheets.
A summary of stock-based compensation activity and changes related to restricted stock units for the year ended December 29, 2019 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 30, 2018	368,402	$27.01
Granted	180,283	22.49
Vested	(123,496)	27.19
Forfeited	(18,984)	25.57
Outstanding at December 29, 2019	406,205	$25.02	2.54
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 29, 2019, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $7.3 million, which is expected to be recognized through the year 2024.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

12. Impairment and Closed Restaurant Costs
The Company recorded a non-cash loss on asset impairment of $12.7 million related to seven restaurants during the fiscal year ended December 29, 2019 and $12.3 million related to six of our restaurants during the fiscal year ended December 30, 2018.
We also recorded closed restaurant costs of $1.5 million during the fiscal year ended December 29, 2019 associated with six restaurants closed during fiscal year 2019, of which approximately $0.8 million related to costs to maintain the closed restaurants such as rent expense, utility and insurance costs.
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
14. Income Taxes
The provision for federal and state income taxes for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 consisted of the following:

	2019	2018	2017
Current:
Federal	$1,151	$435	$972
State	1,042	1,048	859
Total current income tax expense	2,193	1,483	1,831
Deferred:
Federal	(4,676)	(3,643)	(7,761)
State	(418)	(194)	430
Total deferred income tax benefit	(5,094)	(3,837)	(7,331)
Total income tax benefit	$(2,901)	$(2,354)	$(5,500)

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

Temporary differences between tax and financial reporting basis of assets and liabilities which give rise to the deferred income tax assets (liabilities) and their related tax effects as of December 29, 2019 and December 30, 2018 are as follows:

	2019	2018
Deferred tax assets:
Accrued liabilities	$517	$13,610
General business tax credits	17,923	16,048
Operating lease liabilities	52,773	—
Stock-based compensation	969	1,005
Other	230	213
Total deferred tax assets	72,412	30,876
Deferred tax liability:
Intangibles	(8,219)	(7,996)
Prepaid expenses	(1,330)	(1,358)
Property and equipment	(20,526)	(24,123)
Operating lease assets	(39,736)	—
Total deferred tax liabilities	(69,811)	(33,477)
Deferred tax assets (liabilities), net	$2,601	$(2,601)
Deferred tax balances were measured using a 21% federal statutory rate. As of December 29, 2019, the Company has general business tax credits of $17.9 million expiring in 2036.
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
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21% for the fiscal year ended December 29, 2019 and December 30, 2018 and 35% for the fiscal year ended December 31, 2017 to the actual provision for income taxes:

	2019	2018	2017
Expected income tax expense	$696	$669	$8,210
State tax expense, net of federal benefit	493	675	838
FICA tip credit	(3,896)	(3,411)	(2,250)
Deferred tax balance adjustment	—	173	(11,696)
Other	(194)	(460)	(602)
Income tax benefit	$(2,901)	$(2,354)	$(5,500)
Federal tax standards require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The standards also require that changes in judgment that result in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the interim period in which the change occurs. As of December 29, 2019 and December 30, 2018 the Company recognized no liability for uncertain tax positions.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision. However, the Company currently has no penalties or interest related to income taxes.
15. Commitments and Contingencies
On June 11, 2019, James Dulanto filed a lawsuit against the Company in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida on behalf of a purported class of assistant managers employed during a three year period. It alleged that assistant managers were not paid overtime compensation during and after training because they were misclassified as exempt employees. The lawsuit sought damages for overtime hours, liquidated damages, pre-judgment interest, attorney's fees, costs and other relief. On July 12, 2019, we reached an agreement providing for an opt-in collective action settlement. The parties filed a motion seeking judicial approval of the settlement, which was approved by the court on August 23, 2019. As of December 29, 2019, the opt-in period is closed and our final liability to settle claims, attorney's fees, and other legal costs related to this lawsuit is approximately $0.6 million.
We are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
16. Related Party Transactions
The Company leases its corporate office and six restaurant locations from entities owned by its founders and one of its former executive officers. See Note 10 Leases.
In addition, the Company entered into a management agreement in November 2006 with Three Star Management, Ltd. (an entity owned by its founders) to provide management services, such as administrative, accounting and human resources support, to Three Star Management’s restaurants. In connection with this agreement, the Company received management fees of $40,000 for fiscal years 2018 and 2017.
For the year ended December 29, 2019, these entities are no longer related parties as defined by SEC regulations since the founders and former executive officer are either retired or otherwise left the Company in fiscal year 2018 or earlier.
17. Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal years 2019 and 2018:

	2019
	March 31	June 30	September 29	December 29
Revenue	$102,111	$113,132	$109,082	$102,032
Income (loss) from operations (1) (2)	3,371	6,346	(3,202)	(3,079)
Net income (loss) (1) (2)	3,217	6,245	(1,817)	(1,430)
Basic net income (loss) per share	$0.19	$0.37	$(0.11)	$(0.09)
Diluted net income (loss) per share	$0.19	$0.37	$(0.11)	$(0.09)
	2018
	April 1	July 1	September 30	December 30
Revenue	$93,850	$106,340	$101,175	$96,835
Income (loss) from operations (3)	3,675	7,190	(9,040)	1,443
Net income (loss) (3)	3,183	6,456	(7,510)	3,410
Basic net income (loss) per share	$0.19	$0.38	$(0.44)	$0.20
Diluted net income (loss) per share	$0.19	$0.38	$(0.44)	$0.20

(1)
Contains a non-cash loss on asset impairment and closure costs that decreased income from operations by $0.4 million, $0.2 million, $7.3 million, $6.3 million and net income by $0.4 million, $0.2 million, $5.9 million and $4.4 million in the first, second, third and fourth quarters of 2019, respectively.

(2)
Contains a legal settlement accrual that decreased income from operations by $0.8 million and net income by $0.6 million in the second quarter of 2019 and increased income from operations by $0.2 million and net income by $0.1 million in the fourth quarter of 2019.

(3)
Contains a non-cash loss on asset impairment that decreased income from operations by $12.3 million and net income by $11.0 million in the third quarter of 2018 and increased net income in the fourth quarter of 2018 by $1.6 million due to the tax effect of the impairment previously recorded.

18. Subsequent Events
Subsequent to December 29, 2019, the Company opened one restaurant bringing the total restaurant count to 101 across 19 states.