Form 10-K/A
period 2019-12-29
CHUY'S HOLDINGS, INC.
filed 2020-04-27
CIK 1524931

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes        ☐        No        ☑
As of June 28, 2019 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $379 million.
The number of shares of the registrant’s common stock outstanding at April 3, 2020 was 16,640,190.

EXPLANATORY NOTE
Chuy's Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 29, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2020 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
This Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about our executive officers and directors as of April 3, 2020:

NAMES	AGE	POSITIONS
Steve Hislop	60	Chairman, President and Chief Executive Officer (3)
Jon Howie	52	Director, Vice President and Chief Financial Officer (3)
John Mountford	58	Chief Operating Officer
Michael Hatcher	59	Vice President of Real Estate and Development
Starlette Johnson	57	Director (1)(4)(6)
Saed Mohseni	58	Lead Independent Director (2)(4)(5)(6)
Ira Zecher	67	Director (2)(4)(5)
Randall M. DeWitt	61	Director (1)(5)(6)

(1)	Class II Director with a term expiring at the 2021 annual meeting.

(2)	Class III Director with a term expiring at the 2022 annual meeting.

(3)	Class I Director with a term expiring at the 2020 annual meeting.

(4)	Member of audit committee.

(5)	Member of compensation committee.

(6)	Member of nominating and corporate governance committee.
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
Jon Howie has served as our Chief Financial Officer since August 2011, as our Vice President since April 2013 and as a member of the board since May 2018. From March 2007 to July 2011, Jon served as the Chief Financial Officer of Del Frisco’s Restaurant Group, LLC. Prior to that, he served for five years as Controller and was then promoted to Chief Accounting Officer of the Lone Star Steakhouse & Saloon, Inc. Jon is a certified public accountant and prior to joining Lone Star Steakhouse & Saloon, Inc. was employed as an Audit Senior Manager with Grant Thornton, LLP for one year and served at Ernst & Young LLP for 10 years where he held various audit positions of increasing responsibilities, including Audit Senior Manager. At Grant Thornton and Ernst & Young, he served as an accounting and business advisor to both private and public companies and advised a number of these companies in conjunction with their initial and secondary public offerings. The board concluded that Jon should serve as a director based upon his knowledge of the restaurant industry and our Company and his financial and leadership experience.
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
Director Biographies
Starlette Johnson, has served as a member of our board since September 2012. Since February 2019, Starlette has served as the President and as a director of Lucky Strike Entertainment, a privately held company that provides bowling, food and other entertainment. Since 2012, Starlette has also served as an independent consultant to private equity funds, and to companies in the restaurant and hospitality industries. From October 2015 to October 2016, Starlette served as President and Chief Executive Officer of Twin Restaurant Holdings. Additionally, she served as President and Chief Operating Officer, as well as a director, of Dave & Buster’s, Inc. from 2007 to 2010. Starlette joined Dave & Buster’s as Chief Strategic Officer in 2006. Prior to joining Dave & Buster’s, Starlette worked at Brinker International, where she held positions of increasing responsibility, including serving as the Executive Vice President and Chief Strategic Officer. Starlette served as a member of the board of directors for Tuesday Morning, Inc. from 2008 to 2013, during which time she served on the audit committee and the nominating/governance committee. Starlette also served on the board of Bojangle’s (NASDAQ: BOJA) from March 2016 to February 2019 during which time she served as chair of the audit committee. Since 2015, she has also served as the chairman of the board for SusieCakes, LLC, a privately held bakery. In addition, Starlette is a member of the advisory board for the Hospitality & Tourism Program at Virginia Tech and serves on the Pamplin College of Business Cabinet at Virginia Tech. Starlette received a B.S. in Finance from Virginia Tech and an M.B.A. from The Fuqua School of Business at Duke University. The board concluded that Starlette should serve as a director based upon her experience as an executive and board member and her knowledge of the restaurant industry and leadership experience.
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
Ira Zecher has served as a member of our board since June 2011. Ira has been a Managing Member of ILZ, LLC, an accounting consulting firm since 2010. He previously served as a director, audit committee chairman and nominating and corporate governance committee member of the board of The Habit Restaurants, Inc. from August 2014 to March 2020 and as a director, audit committee chairman and compensation committee member of the board of Norcraft Companies, Inc. from October 2013 to May 2015. Prior to joining the Chuy’s board, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a Partner in 2010. From 1986 to 2010, he served as a Senior Transaction Advisory Services Partner and Far East Private Equity Leader for Ernst & Young, where he advised clients on mergers and acquisitions across a broad range of industries. Prior to joining the transaction advisory services group, Ira provided accounting, audit and business-advisory services to both public and private clients. He received his Bachelor's degree from Queens College of the City of New York. He is also a certified public accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. From 2010 to 2013, he taught in the Graduate Accounting program at Rutgers, the State University of New Jersey. The board concluded that Ira should serve as a director based upon his extensive professional accounting and financial expertise, which allow him to provide key contributions to the board on financial, accounting, corporate governance and strategic matters.
Randall M. DeWitt has served as a member of our board since October 2016. Randall is a well-known restaurant executive with over 25 years of restaurant experience. Randall is the Founder and has been the Chief Executive Officer of Front Burner Restaurants since 1994. Front Burner currently has eight different concepts and is known for developing innovative restaurant concepts that span the fast casual, casual and upscale casual dining segments. Front Burner operates, among others, Whiskey Cake, Sixty Vines, Mexican Sugar, and The Ranch at Las Colinas. Prior to founding Front Burner, Randall worked for ten years in commercial real estate development and sales. The board concluded that Randall should serve as a director based on his operational and business development experience within the restaurant industry.
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
Director Independence
Our board of directors will review at least annually the independence of each director. During these reviews, the board will consider transactions and relationships between each director (and his or her immediate family and affiliates) and our Company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director is independent. This review will be based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, family, compensation and other relationships with the Company and our management. Our board of directors has determined that each of Ira Zecher, Starlette Johnson, Saed Mohseni and Randall DeWitt are independent within the meaning of the Nasdaq Marketplace Rules. As required by the Nasdaq Global Select Market, a majority of our directors are independent and our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
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
Based on this review, we have established and adopted charters for the audit committee, compensation committee and nominating and corporate governance committee, and have adopted corporate governance guidelines, a code of business conduct and ethics applicable to all of our directors, officers and employees and an insider trading policy.
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
Furthermore, our insider trading policy prohibits our directors and certain employees, including all of our executive officers, from engaging in hedging transactions with respect to our securities, including entering into options, warrants, puts, calls or similar instruments or selling our securities short, and pledging shares of our securities in margin accounts.
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
Delinquent Section 16(a) Reports
Based solely on a review of the forms filed electronically with the SEC and the written representations received from the directors and executive officers, the Company believes that all reports required to be filed during the year ended December 29, 2019 by Section 16(a) were filed on a timely basis except for one Form 4 that reported two vestings of equity awards and the related acquisition of shares and forfeiture of shares for tax withholdings and one grant of an equity award that were not reported on a timely basis for Mr. Mountford.

Item 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This compensation discussion and analysis provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our Chief Executive Officer and Chief Financial Officer and our two other highest paid executive officers during fiscal year 2019 (collectively, the “named executive officers”). During fiscal year 2019, there were only four executive officers of the Company. This compensation discussion and analysis contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.
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
Overall, our compensation program is designed to reward both individual and company performance. A significant portion of each of our named executive officers’ annual compensation is comprised of performance-based compensation. We also intend to continue to use long-term incentive awards to reward long-term company and individual performance and to promote retention through delayed vesting of awards.
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
Process for Setting Total Compensation
At the first meeting of each new fiscal year, our compensation committee sets annual base salaries, determines the payout for the Company's short-term incentive program and the amount of any discretionary bonuses for the prior year, sets performance criteria for our short-term incentive program for the following year and determines the amount of equity based incentive compensation to grant to our named executive officers. In making these compensation decisions, our compensation committee considers the recommendations of our Chief Executive Officer, particularly with respect to salary adjustments, short-term incentive program targets and awards, amount of discretionary bonuses and equity incentive awards of our other named executive officers. Our compensation committee meets with our Chief Executive Officer at least annually to discuss and review his recommendations for compensation of our executive officers, excluding himself. When making individual compensation decisions for our named executive officers, the compensation committee takes many factors into account, including the officer’s experience, responsibilities, management abilities and job performance, our performance as a whole, current market conditions and competitive pay levels for similar positions at comparable companies. These factors are considered by the compensation committee in a subjective manner without any specific formula or weighting.
During its annual review process, our compensation committee has set compensation for each named executive officer at a level it believes is appropriate considering each named executive officer’s annual review, level of responsibility, the awards and compensation paid to the named executive officer in past years and progress toward or attainment of previously set personal and corporate goals and objectives, including attainment of financial performance goals and such other factors as the compensation committee has deemed appropriate and in our best interests and the best interests of our stockholders. The compensation committee has given different weight at different times to different factors for each named executive officer. Our performance criteria are discussed more fully below under the heading “—Short-Term Incentive Program.” Other than with respect to our short-term incentive program, the compensation committee has not relied on predetermined formulas or a limited set of criteria when it evaluates the performance of our named executive officers.
The charter of the compensation committee authorizes the committee to engage independent consultants at the expense of the Company. The compensation committee retained Mercer as its independent compensation consultant for 2018. Mercer reported directly to the compensation committee and performs no other work for the Company. The compensation committee assessed the independence of Mercer and concluded that its work did not raise any conflict of interest with the Company. Mercer was engaged to:

•	Advise the compensation committee on named executive officer and director pay decisions;

•	Assist in short-term and long-term incentive plan design;

•	Conduct compensation reviews and make recommendations regarding both executive and director pay structures;

•	Advise on peer group composition and conduct a review of peer group compensation;

•	Provide periodic updates on current trends, technical and regulatory developments and best practices in compensation design; and

•	Perform any other tasks which the compensation committee may request from time to time.
In 2018, Mercer compared the base salary, target short-term incentive program payout and target annual cash compensation of our then-current named executive officers against a peer group of nine publicly traded restaurant companies (the “Mercer Report”). The peer group consisted of the following companies:

Red Robin Gourmet Burgers	Dave & Buster’s Entertainment	BJ’s Restaurants
Fiesta Restaurant Group	Bravo Brio Restaurant Group	Ruth’s Hospitality Group
Del Frisco’s Restaurant Group	The Habit Restaurants
The Committee selected companies for its peer group based on industry, revenue and market capitalization. Mercer used Company and peer group compensation data from 2017 in its review. The compensation committee used the Mercer Report in (1) assessing the level of base salary and target short-term incentive program payouts to be paid to our then-current named executive officers and (2) approving changes to the compensation levels of our then-current named executive officers. The results of the Mercer Report, which as noted above were based on 2017 compensation data, indicated that the Company’s 2017 compensation for each of our then-current named executive officers was below the market median for base salary and target short-term incentive program payouts.
2019 Advisory Vote on Executive Compensation
At our annual meeting of stockholders in August 2019, approximately 98% of the votes cast in the advisory vote on executive compensation were in support of our executive compensation program. The compensation committee considered the results of this advisory vote and believes the results affirm stockholder approval of the board of directors’ approach to the Company’s executive compensation program. Although the compensation committee did not adopt any changes to our program as a result of this vote, as noted above the compensation committee evaluates our executive compensation program annually.
Elements of Compensation
Our compensation program for named executive officers consists of the following elements of compensation, each described in greater depth below:

•	Base salaries.

•	Short-Term Incentive Program.

•	Discretionary bonuses.

•	Equity-based incentive compensation.

•	Perquisites.

•	General benefits.

•	Employment agreements.
Clawback Provisions
We currently have employment agreements in place with each of our named executive officers. See “Employment Agreements” for additional information regarding our executive officer’s employment agreements. These employment agreements contain clawback provisions, which provide for the recovery of any incentive-based compensation or other compensation paid to the executive officer as required by law, government regulation or stock exchange listing requirement.
Additionally, our equity award agreements contain clawback provisions, which provide in certain circumstances for the forfeiture of outstanding unvested or unexercised awards and the return of the fair market value of vested or exercised awards.
Hedging and Pledging Policy
The Company's insider trading policy prohibits our directors and certain employees, including all of our executive officers, from engaging in hedging transactions with respect to our securities, including entering into options, warrants, puts, calls or similar instruments or selling our securities short, and pledging shares of our securities in margin accounts.
Base Salary

NAME	2019 SALARY ($)
Steve Hislop	649,750
Jon Howie	400,000
Michael Hatcher	220,000
John Mountford	207,500
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
Short-Term Incentive Program

	SHORT-TERM INCENTIVE PROGRAM
NAME	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	—	324,875	649,750	403,783
Jon Howie	—	200,000	400,000	248,577
Michael Hatcher	—	66,000	132,000	82,030
John Mountford	—	103,750	207,500	128,950
In line with our strategy of rewarding performance, our executive compensation program includes a short-term incentive program that our named executive officers participate in. Awards under our short-term incentive program are made under our Senior Management Incentive Plan. Our compensation committee establishes annual target payouts for each named executive officer during the first quarter of the year based on the Company's target adjusted EBITDA.
The target and maximum award amounts have been set at levels our compensation committee believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2019, the target and maximum award amounts were set at 50% and 100%, respectively, of annual base salary for our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and 30% and 60%, respectively, of annual base salary for our other named executive officer. There is no payout if actual Company Adjusted EBITDA is 90% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 90% of budget Company Adjusted EBITDA, the plan provides that we will make payments based on where performance falls on a linear basis between 90% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the compensation committee retains discretion to adjust the amount paid under the plan based on individual and company circumstances. If our budget Company Adjusted EBITDA is achieved, each individual will earn 100% of their target award.
The short-term incentive program payment is determined based primarily on the extent to which we achieve our budget Company Adjusted EBITDA goal. Company Adjusted EBITDA is our earnings before interest, taxes, depreciation and amortization plus any loss on sales of asset (less any gain on a sale of assets) and excludes stock-based compensation and certain non-cash and other adjustments. For each 1.0% that actual Company Adjusted EBITDA is above or below budget Company Adjusted EBITDA, the percentage of the target they receive will increase or decrease by 10%, respectively, of the Company Adjusted EBITDA portion of their target award. For example, if actual Company Adjusted EBITDA is 1% above budget Company Adjusted EBITDA, the named executive officers will receive 1.1 times their target award. The maximum a named executive officer may receive for Company Adjusted EBITDA performance is 2.0 times their target award. We use our Company Adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue, net income and cash flows from operations, to assess our historical and prospective operating performance and to enhance our understanding of our core operating performance. We also use our Company Adjusted EBITDA internally to evaluate the performance of our personnel and also as a benchmark to evaluate our operating performance or compare our performance to that of our competitors. The use of Company Adjusted EBITDA as a performance measure permits a comparative assessment of our operating performance relative to our performance based on our GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies.
Target, maximum and actual short-term incentive payouts for 2019 for each of the named executive officers are shown in the table above and the actual payouts are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
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
Historically, we have granted equity awards to our named executive officers in conjunction with significant transactions and in connection with a named executive officer’s initial hire or promotion. Additionally, we have granted equity awards to our named executive officers annually to further align the interests of our executives with those of our stockholders. For information regarding the number and grant date fair value of restricted stock units granted to our named executive officers during fiscal year 2019, see "—Grants of Plan Based Awards” below.
We have provided this equity compensation to reward performance as well as to promote retention through delayed vesting. However, we believe that by weighting total compensation in favor of performance-based compensation and discretionary bonuses, we have appropriately rewarded individual achievement while at the same time providing incentives to promote Company performance. In addition to stock options and restricted stock units, the 2012 Omnibus Equity Incentive Plan (the "2012 Plan") provides for the issuance of share appreciation rights, restricted shares, performance shares and other share based awards. In the future, we may consider granting other forms of equity to our named executive officers. For additional information regarding our 2012 Plan, see below under the heading "—2012 Omnibus Equity Incentive Plan.”
We also make grants of equity awards to our named executive officers and other employees because we believe that we should provide our employees an opportunity to share in our success provided they continue to contribute to our success.
Restricted stock units held by each of the named executive officers (and certain of our other salaried employees) vest ratably over a period of four years, subject to the employee remaining employed through each vesting date.
Severance and Change-in-Control Benefits
We currently have employment agreements with each of our named executive officers that provide termination or severance and change in control benefits. We agreed to pay termination or severance benefits in the event of an executive’s termination by us without cause or by the executive for good reason as a retention incentive. We believe this level of severance benefit provides our executives with the assurance of security if their employment is terminated for reasons beyond their control. Additionally, in the event a named executive officer’s employment is terminated due to death, disability or without cause or for good reason on or within 24 months of a change in control, the named executive officer’s unvested equity awards will vest immediately. For additional information on the severance and change in control benefits provided under the employment agreements with our executive officers see “—Employment Agreements.”
The amount each named executive would be entitled to receive in the event of a termination is reported below under the heading “—Potential Payments upon Termination or Change in Control.”
Perquisites
In 2019, the aggregate incremental cost to us of the perquisites received by each of the named executive officers did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.
General Benefits
We provide a limited number of personal benefits to our named executive officers. Our named executive officers participate in our health and benefit plans, and are entitled to vacation and paid time off based on our general vacation policies.
Retirement Benefits. We maintain a tax-qualified 401(k) savings plan ("401(k) Plan") and a nonqualified deferred compensation plan. Under the 401(k) Plan, employees are eligible after one year of service and may defer up to the maximum amount allowable by the IRS. The Company also provides a certain group of eligible employees, including our named executive employees, the ability to participate in the Company's nonqualified deferred compensation plan. This plan allows participants to defer up to 80% of their salary and up to 100% of their short-term incentive program payout and discretionary bonuses, on a pre-tax basis. The Company has discretion to make additional matching contributions to both plans. For more information on the nonqualified deferred compensation plan, see "Nonqualified Deferred Compensation" below.
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
Employment Agreements
We have entered into employment agreements with each of Messrs. Hislop, Howie, Mountford and Hatcher. The employment agreements do not have a fixed term.
The employment agreements provide that Messrs. Hislop, Howie, Mountford and Hatcher will receive an annual base salary of at least $649,750, $400,000, $207,500 and $220,000, respectively. Messrs. Hislop, Howie and Mountford are each eligible pursuant to their employment agreements to receive a target annual short-term incentive program payout of 50% of their annual base salary, based upon the achievement of performance objectives determined by our compensation committee with a minimum and maximum payout of 0% and 100% of their annual base salary. Mr. Hatcher is eligible pursuant to his employment agreement to receive a target annual payout of 30% of his annual base salary, based upon the achievement of performance objectives determined by our compensation committee with a minimum and maximum payout of 0% and 60% of his annual base salary. Additionally, Messrs. Hislop, Howie, Mountford and Hatcher are eligible pursuant to their employment agreements to receive a targeted annual equity award equal to 50% of their base salary, as determined and authorized from time to time by the compensation committee and subject to the terms and conditions of the 2012 Plan or any successor plan and any award agreements governing the grant of equity awards. The employment agreements also provide that each executive will be eligible to participate in our employee plans, including any health, disability or group life insurance plans or any retirement or non-qualified deferred compensation plans that are generally made available to our other senior executives and will be entitled to four weeks paid vacation per calendar year to be taken in accordance with our vacation policy.
Each employment agreement provides for severance benefits if the executive’s employment is terminated without cause (as defined in the employment agreements) or by the executive for good reason (as defined in the employment agreements), subject to the executive’s compliance with certain assignment of invention, confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims. In the event Mr. Hislop’s employment is terminated without cause or by him for good reason, he is entitled to continue to receive his base salary for two years following the termination of his employment and an amount equal to his target short-term incentive program payout for the year his employment was terminated. In the event the employment of Messrs. Howie, Mountford and Hatcher is terminated without cause or by the executive for good reason, each is entitled to continue to receive one year’s base salary following his termination and an amount equal to his target short-term incentive program payout for the year his employment was terminated. Additionally, in the event the employment of Messrs. Hislop, Howie, Mountford and Hatcher is terminated without cause or by the executive for good reason, each is entitled to continue to receive the amount that we were subsidizing for the executive and his or her dependents’ medical and dental insurance coverage during the same period the executive is entitled to continue to receive his base salary after his termination.
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
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code (the "Code") generally limits the tax deductibility of compensation we pay to our executive officers to $1.0 million in the year the compensation becomes taxable to the executive officers. Historically, there was an exception to the limit on deductibility for "performance-based compensation" that meets certain requirements under Section 162(m) of the Code, but this exception has now been repealed, effective for taxable years beginning after December 31, 2017, unless transition relief for certain compensation arrangements in place as of November 2, 2017. In addition, effective for taxable years beginning after December 31, 2017, the group of executive officers whose compensation is subject to Section 162(m) limitation on deductibility was expanded to include the chief financial officer who was previously not included. As a result, compensation paid to our executive officers in excess of $1.0 million may not be deductible unless it qualifies for certain transition relief. Although our compensation committee considers deductibility in setting the compensation of our executive officers, our compensation committee maintains flexibility in how we compensate our executive officers so as to meet a broader set of corporate and strategic goals and the needs of stockholders, and as such, we may be limited in our ability to deduct the full amount of such compensation.
Accounting rules require us to expense the cost of our stock option and restricted stock unit awards. Because of option and restricted stock unit expensing and the impact of dilution on our stockholders, we pay close attention to, among other factors, the type of equity awards we grant and the number and value of the shares underlying such awards.
Compensation Committee Report
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the compensation committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2019 and this Form 10-K/A.
This report is submitted by the members of the compensation committee of the board named below, who received, discussed with management and recommended that this Compensation Discussion and Analysis be included in the Company’s Annual Report for the year ended December 29, 2019 and this Form 10-K/A.
Members of the Compensation Committee

Randall M. DeWitt	Saed Mohseni	Ira Zecher

2020 Changes in response to COVID-19

In response to the COVID-19 pandemic, the Company has instituted temporary base salary reductions of 75% for its Chief Executive Officer, 65% for its Chief Financial Officer and 50% for the other two named executive officers. In addition, the compensation of our non-employee directors have been temporarily suspended.

Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	OPTION AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL COMPENSATION ($)
Steve Hislop President and Chief Executive Officer	2019	649,750	1,000	487,312	—	403,783	10,618	1,552,463
	2018	649,750	57,370	649,747	—	—	4,518	1,361,385
	2017	630,823	1,000	630,807	—	—	—	1,262,630
Jon Howie Vice President and Chief Financial Officer	2019	400,000	1,000	199,987	—	248,577	6,846	856,410
	2018	395,000	57,370	2,116,678	—	—	2,740	2,571,788
	2017	314,962	1,000	236,220	—	—	—	552,182
Michael Hatcher Vice President of Real Estate and Development	2019	220,000	1,000	109,984	—	82,030	5,196	418,210
	2018	214,240	32,231	107,118	—	—	3,109	356,698
	2017	208,000	1,000	103,974	—	—	—	312,974
John Mountford Chief Operating Officer	2019	207,500	1,000	207,491	—	128,950	3,592	548,533
	2018	207,500	33,136	78,745	—	—	1,297	320,678

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

(2)	All other compensation for fiscal year 2019 includes the following:

NAME	COMPANY CONTRIBUTIONS TO 401(K) PLAN ($)	COMPANY CONTRIBUTIONS TO NONQUALIFIED DEFERRED COMPENSATION PLAN ($)	ALL OTHER TOTAL COMPENSATION ($)
Steve Hislop	—	10,618	10,618
Jon Howie	—	6,846	6,846
Michael Hatcher	1,400	3,796	5,196
John Mountford	—	3,592	3,592
Grants of Plan-Based Awards

NAME	COMMITTEE ACTION DATE	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#) (2)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(3)
			THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	2/28/2019	3/15/2019				21,755	487,312
			—	324,875	649,750
Jon Howie	2/28/2019	3/15/2019				8,928	199,987
			—	200,000	400,000
Michael Hatcher	2/28/2019	3/15/2019				4,910	109,984
			—	66,000	132,000
John Mountford	2/28/2019	3/15/2019				9,263	207,491
			—	103,750	207,500

(1)	Awards are made under our Senior Management Incentive Plan.

(2)	Awards are made under our 2012 Plan.

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
2006 Stock Option Plan
In connection with the adoption of the 2012 Plan the board of directors terminated the 2006 Stock Option Plan (the "2006 Plan") effective as of July 27, 2012, and no further awards may be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern outstanding awards granted under the 2006 Plan. The options granted under the 2006 Plan expire 10 years after the date of grant. The outstanding options under the 2006 Plan were fully vested as of December 29, 2019.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($/SH)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(1)
Steve Hislop	40,000	(2)	—	28.51	2/28/2023
						3,292	(3)	85,032
						11,145	(4)	287,875
						18,962	(5)	489,788
						21,755	(6)	561,932
Jon Howie	48,938	(7)	—	13.54	4/10/2022
						1,644	(3)	42,465
						4,174	(4)	107,814
						61,771	(5)	1,595,545
						8,928	(6)	230,610
Michael Hatcher	10,000	(2)	—	28.51	2/28/2023
						724	(3)	18,701
						1,837	(4)	47,450
						3,126	(5)	80,745
						4,910	(6)	126,825
John Mountford
						507	(3)	13,096
						1,325	(4)	34,225
						2,298	(5)	59,357
						9,263	(6)	239,263

(1)	The market value of shares or units of common stock that have not vested was calculated based on the closing price of our common stock on December 27, 2019 ($25.83).

(2)	These options were granted on March 5, 2013 and vested 20% on each of the first five anniversaries of the grant date.

(3)	These restricted stock units were granted on March 4, 2016 and vest 25% on each of the first four anniversaries of the grant date.

(4)	These restricted stock units were granted on March 15, 2017 and vest 25% on each of the first four anniversaries of the grant date.

(5)	These restricted stock units were granted on March 15, 2018 and vest 25% on each of the first four anniversaries of the grant date.

(6)	These restricted stock units were granted on March 15, 2019 and vest 25% on each of the first four anniversaries of the grant date.

(7)	These options were granted on April 10, 2012 and vested 20% on August 14, 2012 and 20% on each of the next four anniversaries of the first vesting date of August 14, 2012.

Option Exercises and Stock Vested

	STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)(1)
Steve Hislop	18,339	416,188
Jon Howie	27,469	618,801
Michael Hatcher	3,657	83,245
John Mountford	2,616	59,528

(1)	Value based on market value of our common stock on the dates of vesting.
Nonqualified Deferred Compensation
The Company provides a certain group of eligible employees, including our named executive officers, the ability to participate in the Company's nonqualified deferred compensation plan. This plan allows participants to defer up to 80% of their salary and up to 100% of their short-term incentive program payout and any discretionary bonuses, thereby delaying taxation of these deferred amounts until actual payment of the deferred amount in future years. This plan also provides for Company discretionary matching contributions. Our current matching contributions match the discretionary contributions made under our 401(k) Plan and vest ratably over three years starting on the first day of the participant's service with the Company, such that an eligible employee with three years of service will be 100% vested in our matching contributions. At the participant's election, payments can be deferred until a specific date at least 12 months after the year of deferral or until termination of employment (subject to earlier payment in the event of a change of control) and can be paid in a lump sum or in up to five annual installments.

The amounts deferred are credited to accounts that mirror the gains and/or losses of several different investment alternatives offered by the plan. Even though we are not required to fund this plan, we have established a "Rabbi Trust" to invest funds equal to all deferred amounts. The funds are generally invested in certain insurance policies designed for this purpose. These assets, although not required by the plan, are segregated to pay benefits to the participants. In the event of bankruptcy or liquidation, these assets will be subject to forfeiture.

The following table shows the contributions, earnings and account balances for the named executive officers under the nonqualifed deferred compensation plan for fiscal year ended December 29, 2019:

NAME	EXECUTIVE CONTRIBUTIONS ($) (1)	COMPANY CONTRIBUTIONS ($) (2)	AGGREGATE EARNINGS/ (LOSS) ($)	AGGREGATE WITHDRAWLS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT YEAR-END ($)
Steve Hislop	42,470	10,618	869	—	76,631
Jon Howie	29,640	6,846	6,267	—	55,407
Michael Hatcher	49,758	3,796	6,888	—	73,487
John Mountford	23,945	3,592	4,237	—	41,106

(1)	These amounts are reported as compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2019.

(2)	These amounts are reported as "other" compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2019.
Potential Payments upon Termination or Change in Control
The table below quantifies potential compensation that would have become payable to each of our named executive officers under their employment agreements (as in effect on December 29, 2019) if their employment had terminated on December 29, 2019 for the reasons set forth in the table, given the named executive officer’s base salary on that date and the closing price of our common stock on December 27, 2019, the last trading day of fiscal year 2019. For additional information regarding the circumstances in which our named executive officers would be entitled to severance and change in control benefits, see “—Employment Agreements.”
Due to the factors that may affect the amount of any benefits provided upon the events described below, any actual amounts paid or payable may be different than those shown in this table. Factors that could affect these amounts include the date the termination event occurs, the base salary of an executive on the date of termination of employment and the price of our common stock when the event occurs.

	CASH SEVERENCE PAYMENTS (1)	HEALTHCARE PREMIUMS (2)	ACCELERATION OF EQUITY AWARDS (3)	TOTAL
Steve Hislop
Death	—	—	1,424,627	1,424,627
Disability	—	—	1,424,627	1,424,627
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	1,949,250	6,930	—	1,956,180
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	1,949,250	6,930	1,424,627	3,380,807
Jon Howie
Death	—	—	1,976,434	1,976,434
Disability	—	—	1,976,434	1,976,434
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	600,000	6,289	—	606,289
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	600,000	6,289	1,976,434	2,582,723
Michael Hatcher
Death	—	—	273,721	273,721
Disability	—	—	273,721	273,721
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	286,000	6,478	—	292,478
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	286,000	6,478	273,721	566,199
John Mountford
Death	—	—	345,941	345,941
Disability	—	—	345,941	345,941
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	311,250	5,216	—	316,466
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	311,250	5,216	345,941	662,407

(1)	Cash severance is payable in equal installments in accordance with the Company’s normal payroll practices over a 12-month period (24 months for Mr. Hislop).

(2)	Represents the amount the Company was subsidizing for medical and dental insurance for the named executive officer and his eligible dependents prior to termination.

(3)	Represents the value of unvested restricted stock units that would vest based on the closing price of our common stock on December 27, 2019 ($25.83).

Director Compensation
The elements of compensation payable to our non-employee directors in 2019 are briefly described in the following table:

Board Service:
Annual cash retainer	$40,000
Annual equity award grant	$40,000
Lead Independent Director annual cash retainer	$5,000
Board Committee Service:
Audit Committee Chair annual cash retainer	$10,000
Compensation Committee Chair annual cash retainer	$5,000
Nominating & Corporate Governance Committee Chair annual cash retainer	$2,500
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
Director Compensation Table
The following table provides information regarding the compensation of our non-employee directors for the year ended December 29, 2019:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($) (1)	TOTAL ($)
Starlette Johnson	42,500	39,984	82,484
Saed Mohseni	50,000	39,984	89,984
Ira Zecher	50,000	39,984	89,984
Randall M. DeWitt	40,000	39,984	79,984

(1)
These restricted stock units were granted on March 15, 2019 and vest 25% on each of the first four anniversaries of the grant date. The grant date fair value of each award was equal to the closing price of the Company's stock on the date of grant or $22.40, as calculated in accordance with FASB ASC Topic 718 (“Topic 718”). See Note 11 to our consolidated financial statements included in the Original Form 10-K for information regarding the assumptions made in determining these values.

The following table provides information regarding the aggregate number of option and restricted stock unit awards held by our non-employee directors as of December 29, 2019:

NAME	AGGREGATE OPTION AWARDS	AGGREGATE RESTRICTED STOCK UNIT AWARDS	TOTAL AGGREGATE NUMBER OF AWARDS
Starlette Johnson	7,250	3,949	11,199
Saed Mohseni	7,250	3,949	11,199
Ira Zecher	2,850	3,949	6,799
Randall M. DeWitt	—	3,739	3,739
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
To identify the median employee, we utilized total gross wages (including reported tips) of all of our full-time and part-time employees who were employed by the Company on the last day of the fiscal year or December 29, 2019, other than Mr. Hislop. We excluded from total gross wages certain unusual and non-recurring items not available to all employees, such as stock based compensation, to achieve a consistently applied compensation measure. We also annualized the compensation of our employees who were not employed by the Company for all of fiscal year 2019.
Our median employee was identified as a wait staff who worked an average of 20 hours per week. This total compensation figure reflects employment on a part-time basis, and is not necessarily representative of the compensation of other restaurant employees or of our overall compensation practices. We redetermined our median employee because the population used in this calculation mainly consists of hourly employees and changes frequently.
Based on the above determination, our median employee's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K) was $20,596. Our CEO's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K and as reported in the Summary Compensation Table) was $1,552,463.
Based on the foregoing, Mr. Hislop's annual total compensation for fiscal year 2019 was approximately 75 times our median employee's annual total compensation. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized above.
Our CEO pay ratio is not an element that the compensation committee considers in setting the compensation of our CEO, nor is our CEO’s compensation a material element that management considers in making compensation decisions for non-officer employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, as of December 29, 2019 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders
2012 Omnibus Equity Incentive Plan	532,868	(1)	27.63	(2)	342,222
2006 Stock Option Plan	71,849		12.83		—
Total	604,717		22.27		342,222

(1)	Includes 406,205 shares underlying time-based restricted stock units.

(2)	Weighted average exercise price of outstanding options excludes restricted stock units.

Beneficial Ownership
The tables below set forth the beneficial ownership information of our common stock as of April 3, 2020 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person known to us to be the beneficial owner of more than 5% of our shares of common stock.
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
Beneficial ownership and percentage of beneficial ownership is based on 16,640,190 shares of our common stock outstanding at April 3, 2020. Shares of common stock subject to options or restricted stock units that a person has a right to acquire or receive within 60 days of April 3, 2020 are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.
Directors and Named Executive Officers

NAME	BENEFICIALLY OWNED (1)	PERCENT OF CLASS
Steve Hislop	144,503	*
Jon Howie	97,290	*
Michael Hatcher	35,271	*
John Mountford	19,285	*
Starlette Johnson	13,280	*
Saed Mohseni	13,280	*
Ira Zecher	11,899	*
Randall M. DeWitt	7,523	*

All Directors and Executive Officers as a group (8 persons)	342,331	2.0%

*	Indicates ownership of less than 1%.

(1)
Based on shares of common stock outstanding as of April 3, 2020. Steve Hislop, Jon Howie, Michael Hatcher, Starlette Johnson, Saed Mohseni and Ira Zecher held options to purchase 40,000, 48,938, 10,000, 7,250, 7,250 and 2,850 shares of common stock, respectively, which are exercisable within 60 days of April 3, 2020. All Directors and Executive Officers as a group line item includes 116,288 options to purchase shares of our common stock, which are exercisable within 60 days of April 3, 2020.

Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the SEC by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 3, 2020.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
BlackRock, Inc. (1)	2,657,877	16.0%
T. Rowe Price (2)	1,699,352	10.2%
Wasatch Advisors, Inc. (2)	1,926,199	11.6%
Vanguard Group, Inc. (4)	1,034,921	6.2%
Dimensional Fund Advisors LP (5)	1,023,734	6.2%
ArrowMark Colorado Holdings LLC (6)	868,306	5.2%

(1)
According to Amendment No. 5 to Schedule 13G filed on February 4, 2020 by BlackRock, Inc., BlackRock, Inc. beneficially owns and has sole dispositive power with respect to 2,657,877 shares of our common stock and has sole voting power with respect to 2,604,377 shares of our common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(2)
According to Amendment No. 3 to Schedule 13G filed on February 14, 2020 by T. Rowe Price Associates, Inc., T. Rowe Price Associates, Inc. beneficially owns and has sole dispositive power with respect to 1,699,352 shares of our common stock and has sole voting power with respect to 335,628 shares of our common stock. The address of T. Rowe Price Associates, Inc. is 100 East Pratt St., Baltimore, MD 21202.

(3)
According to Amendment No. 5 to Schedule 13G filed on February 10, 2020 by Wasatch Advisors, Inc., Wasatch Advisors, Inc. beneficially owns and has sole voting and dispositive power with respect to 1,926,199 shares of our common stock. The address of Wasatch Advisors, Inc. is 505 Wakara Way, Salt Lake City, UT 84108.

(4)
According to a Schedule 13G filed on February 11, 2020 by Vanguard Group, Inc., Vanguard Group, Inc. beneficially owns 1,034,921 shares of our common stock and has sole voting and dispositive power with respect to 20,419 and 1,014,194 shares of our common stock, respectively, and shared voting and dispositive power with respect to 2,008 and 20,727 shares of our common stock, respectively. The address of Vanguard Group, Inc. is 100 Vanguard Blvd, Malvern, PA 19355.

(5)
According to Amendment No. 2 to Schedule 13G filed on February 12, 2020 by Dimensional Fund Advisors LP, Dimensional Fund Advisors LP beneficially owns and has sole dispositive power with respect to 1,023,734 shares of our common stock and has sole voting power with respect to 971,846 shares of our common stock. The address of Dimensional Fund Advisors LP is 6300 Bee Cave Road, Building One, Austin, TX 78746.

(6)
According to a Schedule 13G filed on February 14, 2020 by ArrowMark Colorado Holdings LLC, ArrowMark Colorado Holdings beneficially owns and has sole voting and dispositive power with respect to 868,306 shares of our common stock. The address of ArrowMark Colorado Holdings LLC is 100 Fillmore Street, Suite 325, Denver, CO 80206.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
RSM US LLP served as the Company’s independent registered public accounting firm in 2019 and 2018. The following sets forth fees billed by RSM for the audit of our annual financial statements and other services rendered:

	YEAR ENDED
	DECEMBER 29, 2019	DECEMBER 30, 2018
Audit fees(1)	$522,375	$503,450
Tax fees(2)	24,400	31,775
Total	$546,775	$535,225

(1)
Includes fees for audits of our annual financial statements and its internal control over financial reporting, reviews of the related quarterly financial statements, and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)	Tax fees for fiscal years 2019 and 2018 consisted of $24,400 and $31,775, respectively, for tax advice.
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
The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm. All audit and non-audit services for 2019 and 2018 were pre-approved by the audit committee.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1 of the Original Form 10-K.

(2)	Financial Statement Schedules – None.

(3)	Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
4.2	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on March 10, 2020)
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

21.1++	Subsidiaries of Chuy’s Holdings, Inc.
23.1++	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document
*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith.
++    Filed as an exhibit to Chuy's Annual Report on Form 10-K filed March 10, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 27, 2020	CHUY’S HOLDINGS, INC.

		By:	/s/ Jon W. Howie
Jon W. Howie
Vice President and Chief Financial Officer
(Principle Financial and Accounting Officer)