Form 10-Q
period 2020-03-29
CHUY'S HOLDINGS, INC.
filed 2020-05-22
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at May 8, 2020 was 16,643,361.

Explanatory Note
On May 8, 2020 (the “Original Due Date”), Chuy's Holdings, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q (the “Quarterly Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") granting exemptions from the specified provisions of the Exchange Act and certain rules thereunder (the "Order").
The Company's operations have experienced disruptions due to the circumstances surrounding the COVID-19 pandemic including, but not limited to, suggested and mandated social distancing and shelter-in place orders. The COVID-19 related shelter-in-place orders and resulting office closures have severely limited access by our financial reporting and accounting staff to our facilities and our ability to finalize our quarterly review processes and procedures. In light of the impact of the factors described above, the Company was unable to compile and review certain information required in order to permit the Company to timely file its Quarterly Report by the Original Due Date.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 29, 2020	December 29, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$28,023	$10,074
Accounts receivable	957	1,426
Lease incentives receivable	400	250
Income tax receivable	1,214	—
Inventories	1,519	1,657
Prepaid expenses and other current assets	4,109	3,376
Total current assets	36,222	16,783
Property and equipment, net	196,436	210,750
Operating lease assets	162,859	169,299
Deferred tax asset	7,168	2,601
Other assets and intangible assets, net	760	667
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$449,414	$446,069
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,196	$4,253
Accrued liabilities	15,132	21,107
Operating lease liabilities	10,939	10,307
Income tax payable	—	532
Total current liabilities	32,267	36,199
Operating lease liabilities, less current portion	210,120	214,541
Other liabilities	631	393
Long-term debt	25,000	—
Total liabilities	268,018	251,133

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 16,640,190 shares issued and outstanding at March 29, 2020 and 16,636,464 shares issued and outstanding at December 29, 2019	166	166
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at March 29, 2020 and December 29, 2019	—	—
Paid-in capital	93,576	94,712
Retained earnings	87,654	100,058
Total stockholders’ equity	181,396	194,936
Total liabilities and stockholders’ equity	$449,414	$446,069

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Revenue	$94,500	$102,111
Costs and expenses:
Cost of sales	24,562	25,715
Labor	33,580	36,699
Operating	14,585	14,559
Occupancy	7,986	7,982
General and administrative	5,720	6,167
Marketing	1,009	1,451
Restaurant pre-opening	860	718
Impairment and closed restaurant costs	18,773	372
Depreciation and amortization	5,289	5,077
Total costs and expenses	112,364	98,740
(Loss) income from operations	(17,864)	3,371
Interest expense, net	52	39
(Loss) income before income taxes	(17,916)	3,332
Income tax (benefit) expense	(5,512)	115
Net (loss) income	$(12,404)	$3,217
Net (loss) income per common share:
Basic	$(0.75)	$0.19
Diluted	$(0.75)	$0.19
Weighted-average shares outstanding:
Basic	16,635,340	16,870,154
Diluted	16,635,340	16,955,324

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 29, 2019	16,636,464	$166	$94,712	$100,058	$194,936
Stock-based compensation	—	—	912	—	912
Settlement of restricted stock units	134,530	1	(1)	—	—
Repurchase of shares of common stock	(90,144)	(1)	(1,421)	—	(1,422)
Indirect repurchase of shares for minimum tax withholdings	(40,660)	—	(626)	—	(626)
Net loss	—	—	—	(12,404)	(12,404)
Balance, March 31, 2020	16,640,190	$166	$93,576	$87,654	$181,396

Balance, December 30, 2018	16,856,373	$169	$99,490	$94,192	$193,851
Adoption of ASU 2016-02 Leases (Topic 842)	—	—	—	(349)	(349)
Stock-based compensation	—	—	798	—	798
Proceeds from exercise of stock options	4,687	—	34	—	34
Settlement of restricted stock units	115,688	1	—	—	1
Repurchase of shares of common stock	(80,309)	(1)	(1,817)	—	(1,818)
Indirect repurchase of shares for minimum tax withholdings	(35,800)	—	(811)	—	(811)
Net income	—	—	—	3,217	3,217
Balance, March 31, 2019	16,860,639	$169	$97,694	$97,060	$194,923

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Cash flows from operating activities:
Net (loss) income	$(12,404)	$3,217
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,289	5,077
Amortization of operating lease assets	3,307	3,228
Amortization of loan origination costs	8	8
Loss on asset impairment	18,277	—
Stock-based compensation	856	750
Loss on disposal of property and equipment	196	181
Deferred income taxes	(4,567)	(274)
Changes in operating assets and liabilities:
Accounts receivable	469	597
Lease incentive receivable	(150)	315
Income tax receivable and payable	(1,746)	388
Inventories	138	(40)
Prepaid expenses and other current assets	(733)	(1,853)
Accounts payable	1,181	(2,603)
Accrued liabilities	(5,737)	1,943
Operating lease liabilities	(3,789)	(3,275)
Net cash provided by operating activities	595	7,659
Cash flows from investing activities:
Purchase of property and equipment	(5,498)	(5,866)
Purchase of other assets	(100)	(53)
Net cash used in investing activities	(5,598)	(5,919)
Cash flows from financing activities:
Borrowings under revolving line of credit	25,000	5,000
Payments under revolving line of credit	—	(5,000)
Repurchase of shares of common stock	(1,422)	(1,817)
Proceeds from the exercise of stock options	—	34
Indirect repurchase of shares for minimum tax withholdings	(626)	(811)
Net cash provided by (used in) financing activities	22,952	(2,594)
Net increase (decrease) in cash and cash equivalents	17,949	(854)
Cash and cash equivalents, beginning of period	10,074	8,199
Cash and cash equivalents, end of period	$28,023	$7,345

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$762	$174

Supplemental cash flow disclosures:
Cash paid for interest	$30	$17
Cash paid for income taxes	$829	$—
See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of March 29, 2020, the Company operated 92 restaurants across 19 states and had nine restaurants temporarily closed due to the Coronavirus ("COVID-19") pandemic.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019. The accompanying condensed consolidated balance sheet as of December 29, 2019, has been derived from our audited consolidated financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2020 and 2019 fiscal years both consist of 52 weeks.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows which could negatively impact its ability to meet its obligations over the next twelve months.
In response to the business disruption caused by the COVID-19 pandemic, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next twelve months:

•
Transitioned its restaurants to an off-premise operating model starting the last week of March 2020 and temporarily closed 9 locations. The Company started to reopen some of its dining rooms during the week ending May 10, 2020 and as of May 21, 2020, the Company had reopened the dining rooms at approximately 70 restaurants at varying levels of limited capacity as allowed by federal, state and local governments.

•	Canceled or delayed all non-essential planned capital expenditures for the remainder of 2020.

•
Furloughed approximately 80% of hourly employees and approximately 40% of store management personnel, while enacting temporary salary reductions for remaining managers. In addition, the Company also furloughed certain corporate and administrative staff, temporarily reduced the pay of all remaining corporate and administrative staff by 25% to 50%, temporarily reduced senior management salaries by 50% to 75%, and temporarily suspended all board fees.

•	Temporarily suspended any further activity under its share repurchase program.

•
Fully drew down its $25.0 million revolving credit facility to preserve financial flexibility and liquidity. Subsequent to the first quarter of 2020, the Company amended its revolving credit facility to extend its maturity to April 30, 2022 and relax the financial covenants through the new maturity date.

•
Suspended the lease payments for months of April through June 2020. Currently in negotiations of rent concessions, abatements and deferrals with its landlords to reduce these lease payments. While some landlords have agreed to certain concessions, there can be no assurance that the Company will be successful in obtaining all of the relief it is seeking.

•
Engaged in and are continuing to engage in, discussions with various parties to explore financing opportunities to enhance liquidity. On May 5, 2020, the Company filed a $100.0 million shelf registration statement with the Securities and Exchange

Commission. Once this registration statement becomes effective, the Company may offer and sell its common stock, preferred stock, debt securities and warrants in one or more offerings at prices and terms determined at the time of each offering.
We cannot predict how soon we will be able to reopen all of our restaurants at full capacity, and our ability to reopen will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.
2. Recent Accounting Pronouncements
The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company's consolidated financial statements.
3. Net (Loss) Income Per Share
The number of shares and net (loss) income per share data for all periods presented are based on the historical weighted-average shares of common stock outstanding.
Basic net (loss) income per share of the Company's common stock is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net (loss) income per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to herein as "restricted stock units"). For the thirteen weeks ended March 29, 2020 and March 31, 2019, there were approximately 70,986 and 37,000 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted net (loss) income per share is as follows:

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
BASIC
Net (loss) income	$(12,404)	$3,217

Weighted-average common shares outstanding	16,635,340	16,870,154
Basic net (loss) income per common share	$(0.75)	$0.19

DILUTED
Net (loss) income	$(12,404)	$3,217

Weighted-average common shares outstanding	16,635,340	16,870,154
Dilutive effect of stock options and restricted stock units	—	85,170
Weighted-average of diluted shares	16,635,340	16,955,324
Diluted net (loss) income per common share	$(0.75)	$0.19

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. The 2006 Plan was terminated by the board effective July 27, 2012, and no further awards may be granted under the plan after such date. However, the termination of the 2006 Plan did not affect outstanding awards granted. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. As of March 29, 2020 the Company had 198,512 of stock options outstanding and exercisable with a remaining weighted average contractual term of 2.45 years.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of March 29, 2020, a total of 69,850 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $856,000 and $750,000 for the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively.
A summary of stock-based compensation activity related to restricted stock units for the thirteen weeks ended March 29, 2020 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 29, 2019	406,205	$25.02
Granted	278,718	14.70
Vested	(134,530)	26.27
Forfeited	(6,346)	21.22
Outstanding at March 29, 2020	544,047	$19.47	2.98
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 29, 2020, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $10.3 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of March 29, 2020, the Company had $25.0 million outstanding under our Revolving Credit Facility.
Subsequent to the end of the first quarter of 2020, the Company entered into an amendment to its Revolving Credit Facility as described in the Note 13, Subsequent Events.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

6. Accrued Liabilities
The major classes of accrued liabilities at March 29, 2020 and December 29, 2019 are summarized as follows:

	March 29, 2020	December 29, 2019
Accrued compensation and related benefits	$5,676	$9,342
Other accruals	3,850	4,302
Sales and use tax	2,260	2,954
Property tax	1,553	2,220
Deferred gift card revenue	1,793	2,289
Total accrued liabilities	$15,132	$21,107
7. Share Repurchase Program
On October 31, 2019, the Company’s board of directors authorized a new share repurchase program under which the Company may, at its discretion, repurchase up to $30.0 million of its common stock through December 31, 2022. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time.
We repurchased approximately 90,000 shares of common stock for $1.4 million during the thirteen weeks ended March 29, 2020. As of March 29, 2020, we have $28.6 million remaining to be repurchased under this plan. As a result of COVID-19, the Company has temporarily suspended any further activity under the program.
8. Commitments and Contingencies
As of March 29, 2020, we are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
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

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of March 29, 2020, all of the Company's leases were operating.
Components of operating lease costs are included in the occupancy, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended
Lease cost	March 29, 2020	March 31, 2019
Operating lease cost (a)	$6,088	$6,012
Variable lease cost	123	252
	$6,211	$6,264
(a) Includes short-term operating lease costs which are immaterial.
Supplemental cash flow disclosures for the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively:

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Cash paid for operating lease liabilities	6,616	6,286
Operating lease assets obtained in exchange for operating lease liabilities (a)	(923)	168,984
(a) The thirteen weeks ended March 29, 2020 includes a $6.6 million reduction to the operating lease assets and liabilities as a result of shortening the remaining life of certain leases. The thirteen weeks ended March 31, 2019 includes the transition adjustment for the adoption of Leases (Topic 842) of $170.3 million as well as a $1.3 million reduction to the operating lease assets and liabilities as a result of shortening the remaining life of certain leases.
The Company recorded $0.2 million and $0.6 million in deferred lease incentives during the thirteen weeks ended March 29, 2020 and March 31, 2019, respectively.
Supplemental balance sheet and other lease disclosures:

Operating leases	Classification	March 29, 2020	December 29, 2019
Right-of-use assets	Operating lease assets	$162,859	$169,299

Current lease liabilities	Operating lease liability	$10,939	$10,307
Non-current lease liabilities	Operating lease liability, less current portion	210,120	214,541
Total lease liabilities		$221,059	$224,848

Weighted average remaining lease term (in years)		14.4	15.0
Weighted average discount rate		7.9%	7.8%

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

Future minimum rent payments for our operating leases for each of the next five years as of March 29, 2020 are as follows:

Fiscal year ending:
Remainder of 2020	$20,766
2021	27,980
2022	27,164
2023	27,578
2024	26,411
Thereafter	240,383
Total minimum lease payments	370,282
Less: imputed interest	149,223
Present value of lease liabilities	$221,059
As of March 29, 2020, operating lease payments exclude approximately $7.1 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.
10. Income taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes provisions that allow net operating losses in 2018, 2019 and 2020 to be carried back for up to five years and eliminates the 80% taxable income limitation on such net operating loss deductions if utilized before 2021. Additionally, the CARES Act includes an administrative correction of the depreciation recovery period for qualified improvement property ("QIP"), including certain restaurant leasehold improvement costs that will result in the acceleration of depreciation on these assets retroactive to 2018. As a result, we estimate we will receive federal tax refunds for a total of approximately $3.0 million for tax years 2020 and prior.
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21% for the thirteen weeks ended March 29, 2020 and March 31, 2019:

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Expected income tax (benefit) expense	(3,763)	700
State tax expense, net of federal benefit	(305)	167
FICA tip credit	(1,253)	(882)
Deferred tax balance adjustment (a)	(533)	—
Other	342	130
Income tax (benefit) expense	(5,512)	115
(a) Reflects the tax benefit recorded in the quarter associated with a carryback of federal net operating losses due to the CARES Act administrative correction of the deprecation recovery period for QIP.
Deferred tax assets were $7.2 million and $2.6 million as of March 29, 2020 and March 31, 2019, respectively.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of March 29, 2020 the Company believes that it will realize all of the deferred tax assets. Therefore, no valuation allowance has been recorded.
11. Impairment and Closed Restaurant Costs
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

We make assumptions to estimate future cash flows and asset fair values. The estimated fair value is generally determined using the depreciated replacement cost method, the income approach, or discounted cash flow projections. Estimated future cash flows are highly subjective assumptions based on the Company’s projections and understanding of our business, historical operating results, and trends in sales and restaurant level operating costs.
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
The Company recorded impairment and closed restaurant costs as follows:

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Right of use asset impairment	$3,133	—
Property, plant, and equipment impairment	15,144	$—
Non-cash impairment charge	18,277	$—

Closed restaurant costs	496	372
Impairment and closed restaurant costs	$18,773	$372
Closed restaurant costs represents on-going expenses to maintain the restaurants closed during fiscal 2019 such as rent expense, utility and insurance costs.
COVID-19 had a negative impact on our assumptions for future restaurant level cash flows as well as changes in the expected life of certain operating lease assets. These changes in assumptions resulted in elevated impairment charges for the three months ended March 29, 2020.
12. Goodwill and Indefinite Life Intangibles
Despite the significant excess fair value identified in our annual goodwill and indefinite life intangibles impairment assessments performed at the end of fiscal year 2019, we determined that the reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic indicates a potential impairment may exist. As a result, we performed an interim impairment assessment to determine if it was more likely than not that the goodwill and indefinite life intangible assets were impaired as of March 29, 2020.
Goodwill
The first step of the goodwill impairment test compares the implied estimated fair value of the reporting unit to the carrying amount, including goodwill. The Company considers all of its stores in total as one reporting unit. If the estimated fair value of the reporting unit is less than the carrying amount, then it is more likely than not that a goodwill impairment exits and a second step must be completed in order to determine the amount of the goodwill impairment. In the second step, the implied fair value of the goodwill is determined by allocating fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. We determined that goodwill is not impaired as of March 29, 2020.

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
As part of our impairment assessment we calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The Company also evaluated intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. We determined that indefinite life intangibles are not impaired as of March 29, 2020.
The Company's impairment assessment process requires the use of estimates and assumptions including estimates and assumptions regarding the short and long-term impacts of COVID-19. Changes in the economic environment and the future effect that COVID-19 may have on our business could negatively impact our estimates and assumptions and result in future impairment charges.
13. Subsequent events
Subsequent to the first quarter of fiscal 2020, we amended the revolving credit facility to provide additional financial flexibility during the COVID-19 pandemic. The amendment extends the maturity date to April 30, 2022 and relaxes compliance with financial covenants through the new maturity date. This amendment requires the Company to be in compliance with a fixed charge coverage ratio, a leverage ratio and growth capital expenditure limits during both fiscal 2020 and 2021. Additionally, a $5.0 million monthly liquidity covenant was added as well as certain additional reporting requirements. The interest rate increased to LIBOR plus 2.75% with a LIBOR floor of 1.00%. This rate is effective through the end of the second quarter of fiscal 2020. After the second quarter of fiscal year 2020, the interest rate will be based on LIBOR plus percentages ranging from 2.25% and 2.75% depending on the Company's leverage ratio thereafter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's," “our Company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2019 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows which could negatively impact its ability to meet its obligations over the next twelve months.
In response to the business disruption caused by the COVID-19 pandemic, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next twelve months:

•
Transitioned its restaurants to an off-premise operating model starting the last week of March 2020 and temporarily closed nine locations. The Company started to reopen some of its dining rooms during the week ending May 10, 2020 and as of May 21, 2020, the Company had reopened the dining rooms at approximately 70 restaurants at varying levels of limited capacity as allowed by federal, state and local governments. Selected weekly comparable restaurant sales and average sales per restaurant sales data for the first and second quarter to-date are as follows:

	-------1Q 2020 -------			------------------------------ 2Q 2020 -------------------------------
	Week Ending			Week Ending
	3/15	3/22	3/29	4/5	4/12	4/19	4/26	5/3	5/10	5/17
Comparable Restaurant Sales	(16.8)%	(67.0)%	(63.5)%	(60.8)%	(57.4)%	(50.2)%	(52.7)%	(61.0)%	(39.4)%	(45.4)%
Average Sales per Restaurant	$73,200	$27,900	$32,656	$33,873	$36,440	$42,660	$42,300	$40,200	$57,500	$48,500
Number of Restaurants	101	101	92	92	92	92	92	92	92	92

•	Canceled or delayed all non-essential planned capital expenditures for the remainder of 2020, which is expected to lower annual capital expenditures by approximately $15.0 million to $22.0 million.

•
Furloughed approximately 80% of hourly employees and approximately 40% of store management personnel, while enacting temporary salary reductions for remaining managers. In addition, the Company also furloughed certain corporate and administrative staff, temporarily reduced the pay of all remaining corporate and administrative staff by 25% to 50%, temporarily reduced senior management salaries by 50% to 75%, and temporarily suspended all board fees.

•
Suspended the lease payments for months of April through June 2020. Currently in negotiations of rent concessions, abatements and deferrals with its landlords to reduce these lease payments. While some landlords have agreed to certain concessions, there can be no assurance that the Company will be successful in obtaining all of the relief it is seeking.

•	Temporarily suspended any further activity under its share repurchase program.

•	Further enhanced its liquidity position through several actions such as drawing down $25.0 million under its Revolving Credit Facility among other measures. See "Liquidity" for more information.
As of May 17, 2020, the Company had approximately $27.0 million in cash and, assuming current sales levels and spending, a current cash burn rate of approximately $200,000 per week.
We cannot predict how soon we will be able to reopen all of our restaurants at full capacity, and our ability to reopen will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.

Overview
We are a growing full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of March 29, 2020, we operated 92 restaurants across 19 states and had nine temporarily closed restaurants due to COVID-19.
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
During the 13-week period ended March 29, 2020, we opened one new restaurant. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. In response to COVID-19, all future restaurant development for fiscal year 2020 has been delayed and openings have been put on hold. There were three restaurants at various stages of competition at the end of the first quarter of 2020, that we intend to complete and open in fiscal year 2021.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 83 restaurants at March 29, 2020.

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

•	Average Sales per Restaurant. Average Sales per Restaurant is calculated by dividing total weekly sales by number of operating restaurants in a given week.

•
Operating Margin. Operating margin represents income from operations as a percentage of our revenue. By monitoring and controlling our operating margins, we can gauge the overall profitability of our Company.

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Total restaurants (at end of period)	92	99
Total comparable restaurants (at end of period)	83	83
Average unit volumes (in thousands)	$993	$1,067
Change in comparable restaurant sales(1)	(9.7)%	3.2%
Average check	$16.28	$15.53
(1) We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflects changes in sales for the comparable group of restaurants over a specified period of time.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2020 and 2019 fiscal years each consists of 52 weeks.
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
Impairment and closed restaurant costs. Impairment costs include impairment of long-lived assets associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset. Closed restaurant costs consist of any costs associated with the closure of a restaurant such as lease termination costs, severance benefits, other miscellaneous closing costs as well as costs to maintain these closed restaurants through the lease termination date such as occupancy costs, including rent payments less sublease income, if any, and insurance and utility costs.
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
Thirteen Weeks Ended March 29, 2020 Compared to Thirteen Weeks Ended March 31, 2019
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	March 29, 2020	% of Revenue	March 31, 2019	% of Revenue	$ Change	% Change
Revenue	$94,500	100.0%	$102,111	100.0%	$(7,611)	(7.5)%
Costs and expenses:
Cost of sales	24,562	26.0	25,715	25.2	(1,153)	(4.5)
Labor	33,580	35.5	36,699	35.9	(3,119)	(8.5)
Operating	14,585	15.4	14,559	14.3	26	0.2
Occupancy	7,986	8.5	7,982	7.8	4	0.1
General and administrative	5,720	6.1	6,167	6.0	(447)	(7.2)
Marketing	1,009	1.1	1,451	1.4	(442)	(30.5)
Restaurant pre-opening	860	0.9	718	0.7	142	19.8
Impairment and closed restaurant costs	18,773	19.9	372	0.4	18,401	*
Depreciation and amortization	5,289	5.5	5,077	5.0	212	4.2
Total costs and expenses	112,364	118.9	98,740	96.7	13,624	13.8
(Loss) income from operations	(17,864)	(18.9)	3,371	3.3	(21,235)	*
Interest expense, net	52	0.1	39	—	13	33.3
(Loss) income before income taxes	(17,916)	(19.0)	3,332	3.3	(21,248)	*
Income tax (benefit) expense	(5,512)	(5.9)	115	0.1	(5,627)	*
Net (loss) income	$(12,404)	(13.1)%	$3,217	3.2%	$(15,621)	*

* Not meaningful
Revenue. Revenue decreased $7.6 million, or 7.5%, to $94.5 million for the thirteen weeks ended March 29, 2020 from $102.1 million for the comparable period in 2019. The decrease was primarily driven by $12.9 million decline in revenues as a result of COVID-19, including a loss of nine operating weeks due to the temporary closure of nine restaurants and a loss of 63 operating weeks due to stores closed during fiscal year 2019. These decreases were partially offset by $5.5 million of incremental revenue from an additional 84 operating weeks provided by new restaurants as well as a 3.3% increase in comparable restaurant revenue prior to COVID-19.
Comparable restaurant sales decreased 9.7% for the thirteen weeks ended March 29, 2020 compared to the thirteen weeks ended March 31, 2019. These results include comparable restaurant sales growth of 3.3% for the first ten weeks of the 13-week quarter, prior to the impact of COVID-19 on the Company’s business as a result of a 4.0% increase in average check, partially offset by a

0.7% decrease in average weekly customers. The weekly comparable restaurant sales cadence for the last three weeks of the quarter consisted of the following decreases: 16.8%, 67.0% and 63.5%.
Cost of Sales. Cost of sales as a percentage of revenue increased to 26.0% during the thirteen weeks ended March 29, 2020 from 25.2% during the same period in 2019, primarily as a result of increases in the costs of produce of approximately 80 basis points and dairy of approximately 50 basis points, partially offset by decreases in the costs of chicken of approximately 30 basis points, and bar items of approximately 10 basis points.
Labor Costs. Labor costs as a percentage of revenue decreased to 35.5% during the thirteen weeks ended March 29, 2020 from 35.9% during the comparable period in 2019, primarily due to leverage on higher average check, increased labor efficiency due to continued management efforts on implementing best practices in connection with new stores openings, lower store management bonuses and training expense for new managers in response to COVID-19, partially offset by hourly labor rate inflation in comparable stores of approximately 4.0%.
Operating Costs. Operating costs as a percentage of revenue increased to 15.4% during the thirteen weeks ended March 29, 2020 from 14.3% during the comparable period in 2019, primarily due to an increase in delivery service charges and to-go supplies as a result of an approximately 32.0% increase in our off-premise sales, higher repair and insurance costs as well as overall sales deleverage of fixed restaurant operating expenses.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 8.5% during the thirteen weeks ended March 29, 2020 from 7.8% during the comparable period in 2019, primarily as a result of sales deleverage of fixed occupancy expenses due to COVID-19 and higher property taxes.
General and Administrative Expenses. General and administrative expenses decreased to $5.7 million for the thirteen weeks ended March 29, 2020 as compared to $6.2 million for the same period in 2019, primarily driven by a $0.3 million decrease in performance-based bonuses and a $0.3 million credit card settlement received in the quarter, partially offset by a $0.2 million increase in management salaries and non-cash stock compensation.
Restaurant Pre-opening Costs. Restaurant pre-opening costs increased to $0.9 million for the thirteen weeks ended March 29, 2020 as compared to $0.7 million for the same period in 2019. This increase was primarily driven by the timing of new restaurant openings in the first quarter of 2020 as compared to the same period in 2019. Due to COVID-19, the Company delayed all remaining 2020 restaurant openings.
Marketing. Marketing expense as a percentage of revenue decreased to 1.1% during the thirteen weeks ended March 29, 2020 from 1.4% during the comparable period in 2019, primarily due to the suspension of the Company’s national-level marketing initiatives in response to COVID-19 while relying on more cost effective local store digital marketing efforts.
Impairment and closed restaurant costs. Impairment and closed restaurant costs increased to $18.8 million during the thirteen weeks ended March 29, 2020 from $0.4 million during the comparable period in 2019. As a result of the negative impact of COVID-19 on its business, including the temporary closure of nine restaurants, the Company performed an impairment analysis of its restaurants and identified certain restaurants as impaired based on revised assumptions of future restaurant level cash flows as well as changes in the expected life of certain operating lease assets. These changes in assumptions resulted in a $18.3 million impairment charge for the three months ended March 29, 2020. The Company also recorded $0.5 million and $0.4 million of closed restaurant costs which includes rent expense, utility and insurance costs during the first quarter of 2020 and 2019, respectively.
Depreciation and Amortization. Depreciation and amortization costs increased $0.2 million to $5.3 million during the thirteen weeks ended March 29, 2020 from $5.1 million during the comparable period in 2019, primarily due to an increase in equipment and leasehold improvement costs associated with new restaurants.
Income Tax Benefit. We recorded an income tax benefit of $5.5 million during the thirteen weeks ended March 29, 2020 compared to an expense of $0.1 million during the comparable period in 2019. The tax benefit was primarily due to a projected annual taxable loss as compared to taxable income in the same period last year as well as the tax benefit relating to the revaluation of deferred tax assets due to the administrative correction of the depreciation recovery period for qualified improvement property and the reinstatement of net operating loss carryback as a result of the CARES Act. The Company believes that it will realize all of the deferred tax assets and, no valuation allowance is required at this time.
Net Loss. As a result of the foregoing, net loss was $12.4 million during the thirteen weeks ended March 29, 2020 as compared to net income of $3.2 million during the comparable period in 2019.
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

Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. From time to time, we may also purchase the underlying land lot for development. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of March 29, 2020, we had a cash and cash equivalents balance of $28.0 million.
Our main requirements for liquidity are to support our working capital, restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure and to repurchase shares of our common stock subject to market conditions. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. During the first quarter of 2020, and prior to the impact of COVID-19 on business operations, the Company repurchased approximately 90,000 shares of its common stock for a total of $1.4 million. As of the end of the first quarter, the Company had $28.6 million remaining under its $30.0 million repurchase program that expires on December 31, 2022. As a result of COVID-19, the Company has temporarily suspended further share repurchase activity for the remainder of the year.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.
COVID-19 Pandemic
In response to the uncertain market conditions resulting from the COVID-19 pandemic, we have enhanced our liquidity position through the following measures:

•
Fully drew down our $25.0 million revolving credit facility to preserve financial flexibility and liquidity. Subsequent to the first quarter of 2020, we amended our revolving credit facility to extend its maturity to April 30, 2022 and relax the financial covenants through the new maturity date.

•
As of May 17, 2020, we had approximately $27.0 million in cash and estimates a current cash burn rate of approximately $200,000 per week. The estimated cash burn assumes current sales levels and spending. For additional information on the actions we have taken to reduce expenditures and reduce our cash burn, see "— COVID-19 Pandemic" above.

•
Engaged in and are continuing to engage in, discussions with various parties to explore financing opportunities to enhance liquidity. On May 5, 2020, we filed a $100.0 million shelf registration statement with the Securities and Exchange Commission. Once this registration statement becomes effective, we may offer and sell our common stock, preferred stock, debt securities and warrants in one or more offerings at prices and terms determined at the time of each offering.

•	Temporarily suspended any further activity under our share repurchase program.

•	Utilized provisions of the CARES Act to obtain tax savings as well as the deferral of our portion of social security taxes to future years.
We believe our existing cash and cash equivalents balance, combined with measures taken due to COVID-19 pandemic described above, will be sufficient to finance our operating activities for at least the next twelve months.
Cash Flows for Thirteen Weeks Ended March 29, 2020 and March 31, 2019
The following table summarizes the statement of cash flows for the thirteen weeks ended March 29, 2020 and March 31, 2019 (in thousands):

	Thirteen Weeks Ended
	March 29, 2020	March 31, 2019
Net cash provided by operating activities	$595	$7,659
Net cash used in investing activities	(5,598)	(5,919)
Net cash provided by (used in) financing activities	22,952	(2,594)
Net increase (decrease) in cash and cash equivalents	17,949	(854)
Cash and cash equivalents at beginning of year	10,074	8,199
Cash and cash equivalents at end of period	$28,023	$7,345
Operating Activities. Net cash provided by operating activities decreased $7.1 million to $0.6 million for the thirteen weeks ended March 29, 2020 from $7.7 million during the comparable period in 2019. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was primarily due to a $7.7 million decrease in accrued expenses mainly driven by lower bonus and payroll accruals due to furloughing a substantial amount of our workforce in March 2020 and a $2.1 million increase in income tax receivable due in part to a CARES Act administrative correction. This total decrease of $9.8 million was partially offset by a $3.8 million increase in accounts payable due to the extension of payment terms with our vendors as a result of the COVID-19 pandemic.
Investing Activities. Net cash used in investing activities decreased $0.3 million to $5.6 million for the thirteen weeks ended March 29, 2020 from $5.9 million during the comparable period in 2019. The decrease was primarily due to the timing of our construction payments associated with new restaurant development during the thirteen weeks ended March 29, 2020 as compared to the same period last year. All future non-essential capital expenditures, including costs associated with new openings have been canceled or delayed.
Financing Activities. Net cash provided by financing activities increased by $25.5 million to $23.0 million for the thirteen weeks ended March 29, 2020 from net cash used in financial activities of $2.6 million during the comparable period in 2019. The increase was primarily due to a $25.0 million draw on our revolving credit facility to provide additional liquidity due to the COVID-19 pandemic.
As of March 29, 2020, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC, except as disclosed in Note 1, Basis of Presentation — COVID-19 Pandemic, Note 6, Long-Term Debt and Note 13, Subsequent Events in the notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC, except as disclosed in Note 1, Basis of Presentation — COVID-19 Pandemic, Note 6, Long-Term Debt and Note 13, Subsequent Events.
Off-Balance Sheet Arrangements
As of March 29, 2020, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Cautionary Statement Concerning Forward-Looking Statements
Certain statements in this quarterly report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “expect,” “believe,” “intend,” “estimate,” “plans” and similar expressions, and variations or negatives of these words to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•
the ultimate geographic spread, duration and severity of the COVID-19 pandemic, and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or treat its impact;

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

•	the impact of federal, state and local beer, liquor and food service regulations;

•	the impact of litigation;

•	the success of our marketing programs;

•	the impact of new restaurant openings, including the effect on our existing restaurants when opening new restaurants in the same markets and restaurant closures;

•	the loss of key members of our management team;

•	strain on our infrastructure and resources caused by our growth;

•	the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	the impact of our indebtedness on our ability to invest in the ongoing needs of our business;

•	our ability to obtain debt or other financing on favorable terms or at all;

•	the impact of impairment charges and closed restaurant costs in the future;

•	the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;

•	inadequate protection of our intellectual property;

•	the failure of our information technology system or the breach of our network security;

•	a major natural or man-made disaster;

•	our increased costs and obligations as a result of being a public company;

•	the failure of our internal control over financial reporting;

•	the impact of federal, state and local tax laws;

•	volatility in the price of our common stock;

•
the timing and amount of repurchases of our common stock, if any, will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, changes to the Company’s expected liquidity position and the possibility that the repurchase program may be suspended or discontinued;

•	the impact of future sales of our common stock and any additional capital raised by us through the sale of our common stock or grants of additional equity-based compensation;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future;

•	the risks described under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for the quarter ended March 29, 2020; and

•	other risks and uncertainties described from time to time in the Company's Annual Report and other filings with the Securities and Exchange Commission.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our Annual Report, and the risk factor disclosure in our Annual Report is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q including the new risk factor set forth below. There have been no other material changes from the risk factors previously disclosed in our Annual Report.

COVID-19 has harmed our business and may continue to do so.
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. Most of our restaurants have transitioned to an off-premise operating model. These developments have materially harmed our business, financial condition and results of operations and may continue to do so.
In response, we reduced expenses broadly, including furloughing approximately 80% of hourly employees and approximately 40% of store management personnel, while enacting temporary salary reductions for remaining managers. In addition, we also furloughed certain corporate and administrative staff, temporarily reduced the pay of all remaining corporate and administrative staff by 25% to 50%, temporarily reduced senior management salaries by 50% to 75%, and temporarily suspended all board fees. We also suspended our share repurchase program and fully drew down under our $25.0 million revolving credit facility. Additionally, the Company delayed all remaining 2020 restaurant openings.
We cannot predict how soon we will be able to reopen our existing restaurants or open new restaurants in the future, and our ability to reopen our existing and new restaurants in the future will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. Considering the significant uncertainty as to when we can reopen some or all of our restaurants and the uncertain customer demand environment, in addition to the actions described above, we:

•	are negotiating rent concessions, abatements and deferrals with our landlords to reduce our lease payments;

•	extended the maturity date of our revolving credit facility and obtained easement of the covenants; and

•
due to the impact of coronavirus on the economy and our business, have engaged in and are continuing to engage in, discussions with various parties to explore financing opportunities to enhance liquidity.

While some landlords have agreed to certain concessions, there can be no assurance that we will be successful in obtaining all of the relief we are seeking.
The outbreak of COVID-19 has caused significant disruptions to our ability to generate revenue and cash flows, and uncertainty regarding the length of the disruption may adversely harm our ability to raise additional capital. The COVID-19 outbreak is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts. The equity markets in the United States have been extremely volatile due to the COVID-19 outbreak and our stock price has fluctuated significantly. Continued volatility in the equity markets and out stock price could negatively impact our ability to raise capital. The ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend on our ability to have sufficient liquidity until such time as our restaurants can again generate revenue and profits capable of supporting our ongoing operations, all of which remain highly uncertain at this time.
Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers' employees are unable to work, whether because of illness, quarantine, limitations of travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely harmed by such supply interruptions.
We could experience other potential impacts as a result of the COVID-19 pandemic that are not completely known at this time, including, but not limited to, charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and long-lived asset impairment charges. Our actual results may differ materially from our current estimates as the scope of the COVID-19 pandemic evolves, depending largely though not exclusively on the duration of the disruption to our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended March 29, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
December 30, 2019 through January 26, 2020	—	$—	—	$30.0
January 27, 2020 through February 23, 2020	—	—	—	30.0
February 24, 2020 through March 29, 2019	90,144	15.78	90,144	28.6
Total	90,144	$15.78	90,144

(1)
On November 7, 2019, we announced that our board of directors authorized us to repurchase an indeterminate number of our common stock through December 31, 2022 at an aggregate market value of up to $30.0 million. The Company's previous repurchase program expired on December 31, 2019. As a result of COVID-19, the Company has suspended any further activity under the program.

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
Date: May 22, 2020

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)