Form 10-Q
period 2020-06-28
CHUY'S HOLDINGS, INC.
filed 2020-08-07
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-35603
__________________________________
CHUY’S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
 __________________________________

Delaware	20-5717694
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1623 Toomey Rd.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at July 31, 2020 was 19,689,892.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 28, 2020	December 29, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$67,237	$10,074
Accounts receivable	1,223	1,426
Lease incentives receivable	400	250
Income tax receivable	523	—
Inventories	1,538	1,657
Prepaid expenses and other current assets	5,440	3,376
Total current assets	76,361	16,783
Property and equipment, net	193,285	210,750
Operating lease assets	160,996	169,299
Deferred tax asset	8,455	2,601
Other assets and intangible assets, net	1,015	667
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$486,081	$446,069
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,622	$4,253
Accrued liabilities	20,725	21,107
Operating lease liabilities	14,891	10,307
Income tax payable	—	532
Total current liabilities	41,238	36,199
Operating lease liabilities, less current portion	209,076	214,541
Other liabilities	652	393
Total liabilities	250,966	251,133

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 19,689,892 shares issued and outstanding at June 28, 2020 and 16,636,464 shares issued and outstanding at December 29, 2019	197	166
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at June 28, 2020 and December 29, 2019	—	—
Paid-in capital	142,762	94,712
Retained earnings	92,156	100,058
Total stockholders’ equity	235,115	194,936
Total liabilities and stockholders’ equity	$486,081	$446,069

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue	$65,712	$113,132	$160,212	$215,243
Costs and expenses:
Cost of sales	15,410	29,174	39,972	54,889
Labor	17,337	38,854	50,917	75,553
Operating	10,720	15,897	25,305	30,456
Occupancy	7,097	8,152	15,083	16,134
General and administrative	4,774	5,868	10,494	12,035
Marketing	365	1,544	1,374	2,995
Restaurant pre-opening	278	1,182	1,138	1,900
Legal settlement	—	775	—	775
Impairment and closed restaurant costs	1,782	216	20,555	588
Gain on insurance settlements	(1,000)	—	(1,000)	—
Depreciation and amortization	4,895	5,124	10,184	10,201
Total costs and expenses	61,658	106,786	174,022	205,526
Income (loss) from operations	4,054	6,346	(13,810)	9,717
Interest expense, net	153	23	205	62
Income (loss) before income taxes	3,901	6,323	(14,015)	9,655
Income tax (benefit) expense	(601)	78	(6,113)	193
Net income (loss)	$4,502	$6,245	$(7,902)	$9,462
Net income (loss) per common share:
Basic	$0.26	$0.37	$(0.46)	$0.56
Diluted	$0.26	$0.37	$(0.46)	$0.56
Weighted-average shares outstanding:
Basic	17,555,506	16,804,465	17,095,422	16,838,052
Diluted	17,578,129	16,859,657	17,095,422	16,902,656

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, March 31, 2019	16,860,639	$169	$97,694	$97,060	$194,923
Stock-based compensation	—	—	928	—	928
Proceeds from exercise of stock options	11,956	—	99	—	99
Settlement of restricted stock units	3,493	—	(1)	—	(1)
Repurchase of shares of common stock	(176,171)	(2)	(3,873)	—	(3,875)
Indirect repurchase of shares for minimum tax withholdings	(1,265)	—	(27)	—	(27)
Net income	—	—	—	6,245	6,245
Balance, June 30, 2019	16,698,652	$167	$94,820	$103,305	$198,292

Balance, March 29, 2020	16,640,190	$166	$93,576	$87,654	$181,396
Stock-based compensation	—	—	1,045	—	1,045
Proceeds from exercise of stock options	3,171	—	34	—	34
Sale of common stock from ATM offering, net of fees and expenses	3,041,256	31	48,136	—	48,167
Settlement of restricted stock units	7,401	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(2,126)	—	(29)	—	(29)
Net income	—	—	—	4,502	4,502
Balance, June 28, 2020	19,689,892	$197	$142,762	$92,156	$235,115

	Twenty-Six Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 30, 2018	16,856,373	$169	$99,490	$94,192	$193,851
Adoption of ASC 842 (Leases)	—	—	—	(349)	(349)
Stock-based compensation	—	—	1,726	—	1,726
Proceeds from exercise of stock options	16,643	—	133	—	133
Settlement of restricted stock units	119,181	1	(1)	—	—
Repurchase of shares of common stock	(256,480)	(3)	(5,690)	—	(5,693)
Indirect repurchase of shares for minimum tax withholdings	(37,065)	—	(838)	—	(838)
Net income	—	—	—	9,462	9,462
Balance, June 30, 2019	16,698,652	$167	$94,820	$103,305	$198,292

Balance, December 29, 2019	16,636,464	166	$94,712	$100,058	$194,936
Stock-based compensation	—	—	1,957	—	1,957
Proceeds from exercise of stock options	3,171	—	34	—	34
Sale of common stock from ATM offering, net of fees and expenses	3,041,256	31	48,136	—	48,167
Settlement of restricted stock units	141,931	1	(1)	—	—
Repurchase of shares of common stock	(90,144)	(1)	(1,421)	—	(1,422)
Indirect repurchase of shares for minimum tax withholdings	(42,786)	—	(655)	—	(655)
Net loss	—	—	—	(7,902)	(7,902)
Balance, June 28, 2020	19,689,892	$197	$142,762	$92,156	$235,115

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Twenty-Six Weeks Ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Net (loss) income	$(7,902)	$9,462
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,184	10,201
Amortization of operating lease assets	5,170	222
Amortization of loan origination costs	18	16
Loss on asset impairment	18,277	—
Stock-based compensation	1,823	1,622
Loss on disposal of property and equipment	409	121
Deferred income taxes	(5,854)	(956)
Changes in operating assets and liabilities:
Accounts receivable	203	651
Lease incentive receivable	(150)	1,239
Income tax receivable and payable	(1,055)	603
Inventories	119	(182)
Prepaid expenses and other current assets	(2,064)	(3,368)
Accounts payable	1,217	(1,804)
Accrued liabilities	(123)	7,159
Operating lease liabilities	(881)	(315)
Net cash provided by operating activities	19,391	24,671
Cash flows from investing activities:
Purchase of property and equipment	(7,986)	(14,510)
Purchase of other assets	(366)	(210)
Net cash used in investing activities	(8,352)	(14,720)
Cash flows from financing activities:
Net proceeds from sale of common stock	48,167	—
Borrowings under revolving line of credit	25,000	5,000
Payments under revolving line of credit	(25,000)	(5,000)
Repurchase of shares of common stock	(1,422)	(5,693)
Proceeds from the exercise of stock options	34	133
Indirect repurchase of shares for minimum tax withholdings	(655)	(838)
Net cash provided by (used in) financing activities	46,124	(6,398)
Net increase in cash and cash equivalents	57,163	3,553
Cash and cash equivalents, beginning of period	10,074	8,199
Cash and cash equivalents, end of period	$67,237	$11,752

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$152	$1,012

Supplemental cash flow disclosures:
Cash paid for interest	$147	$33
Cash paid for income taxes	$824	$494

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of June 28, 2020, the Company operated 92 restaurants across 19 states and had nine restaurants temporarily closed due to the Coronavirus ("COVID-19") pandemic.
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
Certain prior year amounts have been reclassified in our unaudited condensed consolidated financial statements and notes thereto to conform to current year presentation.
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2020 and 2019 fiscal years both consist of 52 weeks.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. In late March 2020, the Company quickly began transforming its existing take-out and delivery business to a safe and efficient operation for its guests as well as its employees. In May 2020, the Company began the process of reopening dining rooms in accordance with new government restrictions and as of June 28, 2020, the Company had reopened dining rooms to varying degrees of operating capacity in 92 of its 101 restaurants. Nine restaurants remain temporarily closed.
During fiscal 2020, the Company has taken various steps to reduce non-essential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. The Company also enhanced its liquidity position by repaying the $25.0 million outstanding under its revolving credit facility with a portion of the net proceeds from the sale of its common stock in its "At-The-Market" ("ATM") offering. As of June 28, 2020, the Company had $67.2 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility. Management believes the Company's strong financial position combined with the measures it took during the pandemic will allow the Company to meet its financial obligations over the next twelve months.
We cannot predict how soon we will be able to reopen all of our restaurants at full capacity, and our ability to reopen and stay open will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.
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

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

3. Net Income (Loss) Per Share
The number of shares and net income (loss) per share data for all periods presented are based on the historical weighted-average shares of common stock outstanding.
Basic net income (loss) per share of the Company's common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income (loss) per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and deferred shares (these deferred shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan"), and are referred to herein as "restricted stock units"). For the thirteen weeks ended June 28, 2020 and June 30, 2019, there were approximately 241,700 and 73,200 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. For the twenty-six weeks ended June 28, 2020 and June 30, 2019, there were approximately 38,500 and 48,700 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted net income (loss) per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
BASIC
Net income (loss)	$4,502	$6,245	$(7,902)	$9,462

Weighted-average common shares outstanding	17,555,506	16,804,465	17,095,422	16,838,052
Basic net income (loss) per common share	$0.26	$0.37	$(0.46)	$0.56

DILUTED
Net income (loss)	$4,502	$6,245	$(7,902)	$9,462

Weighted-average common shares outstanding	17,555,506	16,804,465	17,095,422	16,838,052
Dilutive effect of stock options and restricted stock units	22,623	55,192	—	64,604
Weighted-average of diluted shares	17,578,129	16,859,657	17,095,422	16,902,656
Diluted net income (loss) per common share	$0.26	$0.37	$(0.46)	$0.56

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan (the "2006 Plan") and the 2012 Plan. The 2006 Plan was terminated by the board effective July 27, 2012, and no further awards may be granted under the plan after such date. However, the termination of the 2006 Plan did not affect outstanding awards granted. Options granted under these plans vest over five years from the date of grant and have a maximum term of 10 years. As of June 28, 2020 the Company had 194,266 of stock options outstanding and exercisable with a remaining weighted average contractual term of 2.23 years.
Restricted stock units granted under the 2012 Plan vest over four to five years from the date of grant. As of June 28, 2020, a total of 85,876 shares of common stock are reserved and remain available for issuance under the 2012 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $967,000 and $872,000 for the thirteen weeks ended June 28, 2020 and June 30, 2019, respectively, and $1,823,000 and $1,622,000 for the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

A summary of stock-based compensation activity related to restricted stock units for the twenty-six weeks ended June 28, 2020 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 29, 2019	406,205	$25.02
Granted	279,642	14.70
Vested	(141,931)	26.19
Forfeited	(23,257)	18.43
Outstanding at June 28, 2020	520,659	$19.45	2.78

The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 28, 2020, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $8.9 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.
5. Long-Term Debt
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On May 21, 2020, the Company entered into the second amendment (the “Amendment”) to its Revolving Credit Facility (as amended, the "Revolving Credit Facility") to (1) extend the maturity date to April 30, 2022, (2) relax compliance with the financial covenants during the COVID-19 pandemic through the new maturity date and (3) revise the applicable margins and leverage ratios that determine the commitment fees and interest payable by the Company.
Under the Company's Revolving Credit Facility, the Company may request to increase the size of the Revolving Credit Facility by up to an additional $25.0 million, in minimum principal amounts of $5.0 million or the remaining amount of the $25.0 million if less than $5.0 million (the "Incremental Revolving Loan"). In the event that any of the lenders fund the Incremental Revolving Loan, the terms and provisions of the Incremental Revolving Loan will be the same as under the Company's Revolving Credit Facility.
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon the Company's election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.5% and one month LIBOR plus 1.0%), or (ii) LIBOR, plus, in either case, an applicable margin based on the Company's consolidated total leverage ratio (as defined in the Amendment) with a LIBOR floor of 1.0%. The Revolving credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on the Company's consolidated total leverage ratio.
The Revolving Credit Facility also requires compliance with a fixed charge coverage ratio, a consolidated total leverage ratio, growth capital expenditure limitation during fiscal years 2020 and 2021 and a minimum monthly liquidity requirement of $5.0 million. The Revolving Credit Facility also has certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, the Company may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio does not exceed 3.50 to 1.00.
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of June 28, 2020, the Company had no borrowings under the Revolving Credit Facility.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

6. Accrued Liabilities
The major classes of accrued liabilities at June 28, 2020 and December 29, 2019 are summarized as follows:

	June 28, 2020	December 29, 2019
Accrued compensation and related benefits	$9,385	$9,342
Other accruals	4,202	4,302
Property tax	2,804	2,220
Sales and use tax	2,425	2,954
Deferred gift card revenue	1,909	2,289
Total accrued liabilities	$20,725	$21,107

7. Stockholders' Equity
ATM Offering
During the second quarter of 2020, the Company issued 3,041,256 shares of its common stock and received net proceeds of $48.2 million after deducting sales agent commissions and offering expenses. A portion of the net proceeds was used to repay the $25.0 million outstanding under the Company revolving credit facility as of the end of the first quarter of 2020. The Company intends to use the remaining net proceeds from the ATM offering for general corporate purposes, including, but not limited to, increasing its liquidity as a result of the COVID-19 pandemic.
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
We repurchased approximately 90,000 shares of common stock for $1.4 million during the first quarter of 2020. As a result of COVID-19, the Company temporarily suspended any further activity under the program and did not repurchase any shares during the second quarter of 2020. As of June 28, 2020, the Company had $28.6 million remaining to be repurchased under this plan.
8. Commitments and Contingencies
As of June 28, 2020, we are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
9. Leases
The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate offices. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments. The initial lease terms range from 10 years to 15 years, most of which include renewal options totaling 10 to 15 years. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of June 28, 2020, all of the Company's leases were operating.
During the second quarter of 2020, the Company suspended lease payments for the months of April through June 2020 as a result of the COVID-19 pandemic. The Company was able to negotiate rent concessions, abatements and deferrals with landlords on large portion of our operating leases. Financial Accounting Standards Board ("FASB") issued a clarification to accounting for lease concessions in response to the COVID-19 pandemic to reduce the operational challenges and complexity of lease accounting. The company used the relief provisions provided by FASB and made an election to account for the lease concessions as if they were part of the original lease agreement. The recognition of rent concessions did not have a material impact on our consolidated financial statements as of June 28, 2020.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Lease cost	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating lease cost (a)	$6,634	$6,378	$13,228	$12,564
Variable lease cost	95	298	218	550
	$6,729	$6,676	$13,446	$13,114
(a) Includes short-term operating lease costs which are immaterial.
Supplemental cash flow disclosures for the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively:

	Twenty-Six Weeks Ended
	June 28, 2020	June 30, 2019
Cash paid for operating lease liabilities	8,517	12,683
Operating lease assets obtained in exchange for operating lease liabilities (a)	(1,351)	173,949
(a) The twenty-six weeks ended June 28, 2020 includes a $7.0 million reduction to the operating lease assets and liabilities mainly as a result of shortening the remaining life of certain leases during the first quarter of 2020. The twenty-six weeks ended June 30, 2019 includes the transition adjustment for the adoption of Leases (Topic 842) of $170.3 million as well as a $1.3 million reduction to the operating lease assets and liabilities as a result of shortening the remaining life of certain leases.
The Company recorded $0.2 million and $0.7 million in deferred lease incentives during the twenty-six weeks ended June 28, 2020 and June 30, 2019, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

Supplemental balance sheet and other lease disclosures:

Operating leases	Classification	June 28, 2020	December 29, 2019
Right-of-use assets	Operating lease assets	$160,996	$169,299

Deferred rent payments (a)	Operating lease liability	3,593	—
Current lease liabilities	Operating lease liability	11,298	10,307
		14,891	10,307
Non-current lease liabilities	Operating lease liability, less current portion	209,076	214,541
		223,967	224,848
(a) Majority of the deferred rent payments is payable within the next 12 months

Weighted average remaining lease term (in years)		14.2	15.0
Weighted average discount rate		7.9%	7.8%

Future minimum rent payments for our operating leases, excluding the deferred rent payments of $3.6 million, for the next five years as of June 28, 2020 are as follows:

Fiscal year ending:
Remainder of 2020	$13,672
2021	28,521
2022	27,753
2023	27,625
2024	26,459
Thereafter	243,203
Total minimum lease payments	367,233
Less: imputed interest	146,859
Present value of lease liabilities	$220,374

As of June 28, 2020, operating lease payments exclude approximately $7.1 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.
10. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes provisions that allow net operating losses in 2018, 2019 and 2020 to be carried back for up to five years and eliminates the 80% taxable income limitation on such net operating loss deductions if utilized before 2021. Additionally, the CARES Act includes an administrative correction of the depreciation recovery period for qualified improvement property ("QIP"), including certain restaurant leasehold improvement costs that will result in the acceleration of depreciation on these assets retroactive to 2018. As a result, we estimate we will receive federal tax refunds for a total of approximately $2.5 million.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

The following is a reconciliation of the expected federal income taxes at the statutory rates of 21% for the thirteen and twenty-six weeks ended June 28, 2020 and June 30, 2019:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Expected income tax (benefit) expense	820	1,327	(2,943)	2,027
State tax expense, net of federal benefit	197	328	(108)	495
FICA tip credit	(540)	(1,499)	(1,792)	(2,476)
Deferred tax balance adjustment (a)	(1,103)	—	(1,636)	—
Other	25	(78)	366	147
Income tax (benefit) expense	(601)	78	(6,113)	193
(a) Reflects the tax benefit recorded in the quarter associated with a carryback of federal net operating losses due to the CARES Act administrative correction of the deprecation recovery period for QIP.
Deferred tax assets were $8.5 million and $2.6 million as of June 28, 2020 and June 30, 2019, respectively.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of June 28, 2020 the Company believes that it will realize all of the deferred tax assets. Therefore, no valuation allowance has been recorded.
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

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

The Company recorded impairment and closed restaurant costs as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Right of use asset impairment	$—	$—	$3,133	—
Property and equipment impairment	—	—	15,144	$—
Non-cash impairment charge	—	—	18,277	$—

Closed restaurant costs	1,782	216	2,278	588
Impairment and closed restaurant costs	$1,782	$216	$20,555	$588

Closed restaurant costs represents on-going expenses to maintain the closed restaurants such as rent expense, utility and insurance costs.
COVID-19 had a negative impact on our assumptions for future restaurant level cash flows as well as changes in the expected life of certain operating lease assets. These changes in assumptions resulted in elevated impairment charges for the twenty-six weeks ended June 28, 2020.
12. Subsequent events
On July 30, 2020 and subsequent to the end of the quarter, the Company’s stockholders approved the Chuy’s Holdings, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards (including performance-based restricted shares and restricted stock units), other share-based awards, other cash-based awards, or any combination of the foregoing to employees, non-employee directors and consultants of the Company. The number of shares that are reserved and available for issuance under the 2020 Plan is 1,119,527.

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
COVID-19 Pandemic
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. In late March 2020, the Company quickly began transforming its existing take-out and delivery business to a safe and efficient operation for its guests as well as its employees. In May 2020, the Company began the process of reopening dining rooms in accordance with new government restrictions and as of June 28, 2020, the Company had reopened dining rooms to varying degrees of operating capacity in 92 of its 101 restaurants. Nine restaurants remain temporarily closed.
Selected monthly comparable restaurant sales and average weekly sales per restaurant for the second quarter and third quarter to-date are as follows:

	Month Ending
	4/26/20	5/24/20	6/28/20	7/26/20
Comparable Restaurant Sales	(55.2)%	(44.8)%	(21.6)%	(26.3)%
Average Weekly Sales per Restaurant	$38,816	$51,960	$70,558	$66,065
Number of Open Restaurants	92	92	92	92
Off-premise sales remained strong at a rate more than double pre-COVID-19 levels comprising approximately 35% to 40% of all revenue in June and July 2020. The Company has seen softer sales trend during the latter part of June and July amidst increased cases of COVID-19 throughout the country which has either paused or rolled back reopening of the dining rooms in various states including Texas and Florida.
During fiscal 2020, the Company has taken various steps to reduce non-essential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. The Company also enhanced its liquidity position by repaying the $25.0 million outstanding under its revolving credit facility with a portion of the net proceeds from the sale of its common stock in its ATM offering. As of June 28, 2020, the Company had $67.2 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility. Management believes the Company's strong financial position combined with the measures it took during the pandemic will allow the Company to meet its financial obligations over the next twelve months.
We cannot predict how soon we will be able to reopen all of our restaurants at full capacity, and our ability to reopen and stay open will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once all restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.
Overview
We are a growing full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of June 28, 2020, we operated 92 restaurants across 19 states and had nine temporarily closed restaurants due to COVID-19.
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

We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. In response to COVID-19, all future restaurant development for fiscal year 2020 has been delayed and openings have been put on hold. There were three restaurants at various stages of completion at the end of the second quarter of 2020, that we intend to complete and open in fiscal year 2021.
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

•
Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 84 restaurants at June 28, 2020.

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

•	Average Weekly Sales per Restaurant. Average Weekly Sales per Restaurant is calculated by dividing total weekly sales by number of operating restaurants in a given week.

•
Operating Margin. Operating margin represents income from operations as a percentage of our revenue. By monitoring and controlling our operating margins, we can gauge the overall profitability of our Company.

The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Total restaurants (at end of period)	92	102	92	102
Total comparable restaurants (at end of period)	84	85	84	85
Average unit volumes (in thousands)	$627	$1,151	$1,591	$2,225
Change in comparable restaurant sales(1)	(39.0)%	1.9%	(25.0)%	2.5%
Average check	$17.03	$15.91	$16.59	$15.73
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
Results of Operations
Potential Fluctuations in Quarterly Results and Seasonality
In addition to the impacts of COVID-19 discussed above, our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, weather, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs and changes in gas prices. In the past, we have experienced significant variability in restaurant pre-opening costs from quarter to quarter primarily due to the timing of restaurant openings. We typically incur restaurant pre-opening costs in the five months preceding a new restaurant opening. In addition, our experience to date has been that labor and direct operating costs associated with a newly opened restaurant during the first several months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly restaurant pre-opening costs, labor and direct operating costs.
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

Thirteen Weeks Ended June 28, 2020 Compared to Thirteen Weeks Ended June 30, 2019
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	June 28, 2020	% of Revenue	June 30, 2019	% of Revenue	$ Change	% Change
Revenue	$65,712	100.0%	$113,132	100.0%	$(47,420)	(41.9)%
Costs and expenses:
Cost of sales	15,410	23.5	29,174	25.8	(13,764)	(47.2)
Labor	17,337	26.4	38,854	34.3	(21,517)	(55.4)
Operating	10,720	16.3	15,897	14.1	(5,177)	(32.6)
Occupancy	7,097	10.8	8,152	7.2	(1,055)	(12.9)
General and administrative	4,774	7.3	5,868	5.2	(1,094)	(18.6)
Marketing	365	0.6	1,544	1.4	(1,179)	(76.4)
Restaurant pre-opening	278	0.4	1,182	1.0	(904)	(76.5)
Legal settlement	—	—	775	0.7	(775)	(100.0)%
Impairment and closed restaurant costs	1,782	2.7	216	0.2	1,566	*
Gain on insurance settlements	(1,000)	(1.5)	—	—	(1,000)	*
Depreciation and amortization	4,895	7.3	5,124	4.5	(229)	(4.5)
Total costs and expenses	61,658	93.8	106,786	94.4	(45,128)	(42.3)
Income (loss) from operations	4,054	6.2	6,346	5.6	(2,292)	(36.1)
Interest expense, net	153	0.3	23	—	130	*
Income (loss) before income taxes	3,901	5.9	6,323	5.6	(2,422)	(38.3)
Income tax (benefit) expense	(601)	(1.0)	78	0.1	(679)	*
Net income (loss)	$4,502	6.9%	$6,245	5.5%	$(1,743)	(27.9)%

* Not meaningful
Revenue. Revenue decreased $47.4 million, or 41.9%, to $65.7 million for the thirteen weeks ended June 28, 2020 from $113.1 million for the comparable period in 2019. Sales in the second quarter of 2020 were negatively impacted by a decline in customer traffic as a result of COVID-19, including the loss of 117 operating weeks due to temporary closures of nine restaurants, as well as the loss of 52 operating weeks due to stores closed during fiscal year 2019. The Company transitioned to an off-premise only operating model at the end of first quarter of 2020 and reopened its dining rooms to varying degrees of operating capacity during the second quarter of 2020. For the second quarter of 2020 off-premise sales were approximately 60% of total revenue.
Comparable restaurant sales decreased 39.0% for the thirteen weeks ended June 28, 2020 compared to the thirteen weeks ended June 30, 2019. The decrease in comparable sales was primarily driven by a 42.8% decrease in average weekly customers, partially offset by a 3.8% increase in average check. The comparable restaurant sales by month, sequentially, during the second quarter decreased: 55.2%, 44.8% and 21.6%.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 23.5% during the thirteen weeks ended June 28, 2020 from 25.8% during the same period in 2019, primarily as a result of switching to a limited menu and eliminating the complimentary buffet style chips and salsa, “Nacho Car”, partially offset by 125 basis points increase in the cost of beef.
Labor Costs. Labor costs as a percentage of revenue decreased to 26.4% during the thirteen weeks ended June 28, 2020 from 34.3% during the comparable period in 2019, as a result of furloughing a substantial number of hourly employees as well as store management personnel to right-size our operations as the Company transitioned to an off-premise only operating model. As of the end of the second quarter of 2020, the Company rehired approximately 44% of furloughed management employees and approximately 65% of furloughed hourly employees. Hourly labor rate inflation in comparable stores was approximately 3.1%.
Operating Costs. Operating costs as a percentage of revenue increased to 16.3% during the thirteen weeks ended June 28, 2020 from 14.1% during the comparable period in 2019, primarily driven by increases in delivery service charges of approximately 170 basis points and to-go supplies of approximately 130 basis points as a result of the growth in our off-premise business as well as sales deleverage of fixed restaurant operating expenses.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 10.8% during the thirteen weeks ended June 28, 2020 from 7.2% during the comparable period in 2019, primarily as a result of sales deleverage of fixed occupancy expenses.

General and Administrative Expenses. General and administrative expenses decreased to $4.8 million for the thirteen weeks ended June 28, 2020 as compared to $5.9 million for the same period in 2019. The decline was primarily driven by a $1.3 million decrease in management salaries, stock compensation and bonuses as a result of furloughing certain corporate employees and temporarily reducing pay for the remaining employees during the second quarter of 2020. This decrease was partially offset by higher information technology and professional services costs, suspension of quick pay vendor rebates and increases in certain non-recurring charges.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased to $0.3 million for the thirteen weeks ended June 28, 2020 as compared to $1.2 million for the same period in 2019 due to a postponement of all new store openings for the remainder of fiscal 2020.
Marketing. Marketing expense as a percentage of revenue decreased to 0.6% during the thirteen weeks ended June 28, 2020 from 1.4% during the comparable period in 2019, primarily due to the suspension of the Company’s national-level marketing initiatives in response to COVID-19 while relying on more cost effective organic local store digital marketing efforts.
Impairment and closed restaurant costs. Closed restaurant costs increased to $1.8 million during the thirteen weeks ended June 28, 2020 from $0.2 million during the comparable period in 2019 primarily due to the nine stores that were temporarily closed due to COVID-19 at the end of the first quarter of 2020. These charges include rent expense, utility and insurance costs.
Gain on insurance settlements. During the second quarter of 2020, the Company received a one-time insurance settlement in the amount of $1.0 million under its trade name restoration insurance policy.
Depreciation and Amortization. Depreciation and amortization costs decreased $0.2 million to $4.9 million during the thirteen weeks ended June 28, 2020 from $5.1 million during the comparable period in 2019 primarily due to a decrease in depreciation related to closed stores.
Income tax (benefit) expense. We recorded an income tax benefit of $0.6 million during the thirteen weeks ended June 28, 2020 compared to an expense of $0.1 million during the comparable period in 2019. The tax benefit was primarily due to a projected annual net loss as compared to net income last year as well as a tax benefit from the revaluation of deferred tax assets due to an administrative correction of the depreciation recovery period for qualified improvement property and the reinstatement of the net operating loss carryback as a result of the CARES Act. The Company believes that it will realize all of the deferred tax assets and, therefore, no valuation allowance is required at this time.
Net Income. As a result of the foregoing, net income was $4.5 million during the thirteen weeks ended June 28, 2020 as compared to $6.2 million during the comparable period in 2019.

Twenty-Six Weeks Ended June 28, 2020 Compared to Twenty-Six Weeks Ended June 30, 2019
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2020	% of Revenue	June 30, 2019	% of Revenue	Change	% Change
Revenue	$160,212	100.0%	$215,243	100.0%	$(55,031)	(25.6)%
Costs and expenses:
Cost of sales	39,972	24.9	54,889	25.5	(14,917)	(27.2)
Labor	50,917	31.8	75,553	35.1	(24,636)	(32.6)
Operating	25,305	15.8	30,456	14.1	(5,151)	(16.9)
Occupancy	15,083	9.4	16,134	7.5	(1,051)	(6.5)
General and administrative	10,494	6.6	12,035	5.6	(1,541)	(12.8)
Marketing	1,374	0.9	2,995	1.4	(1,621)	(54.1)
Restaurant pre-opening	1,138	0.7	1,900	0.9	(762)	(40.1)
Legal settlement	—	—	775	0.4	(775)	(100.0)%
Impairment and closed restaurant costs	20,555	12.8	588	0.3	19,967	*
Gain on insurance settlements	(1,000)	(0.6)	—	—	(1,000)	*
Depreciation and amortization	10,184	6.3	10,201	4.7	(17)	(0.2)
Total costs and expenses	174,022	108.6	205,526	95.5	(31,504)	(15.3)
Income (loss) from operations	(13,810)	(8.6)	9,717	4.5	(23,527)	*
Interest expense, net	205	0.1	62	—	143	*
Income (loss) before income taxes	(14,015)	(8.7)	9,655	4.5	(23,670)	*
Income tax (benefit) expense	(6,113)	(3.8)	193	0.1	(6,306)	*
Net income (loss)	$(7,902)	(4.9)%	$9,462	4.4%	$(17,364)	*

* Not meaningful
Revenue. Revenue decreased $55.0 million, or 25.6%, to $160.2 million for the twenty-six weeks ended June 28, 2020 from $215.2 million for the comparable period in 2019. The decrease in revenue was primarily attributed to a decline in customer traffic as a result of COVID-19, including the loss of 126 operating weeks due to temporary closures of nine restaurants, as well as the loss of 115 operating weeks due to stores closed during fiscal year 2019. The Company transitioned to an off-premise only operating model at the end of first quarter of 2020 and reopened its dining rooms to varying degrees of operating capacity during the second quarter of 2020. This decrease was partially offset by $8.3 million of incremental revenue from an additional 142 operating weeks provided by new restaurants.
Comparable restaurant sales decreased 25.0% for the twenty-six weeks ended June 28, 2020 compared to the twenty-six weeks ended June 30, 2019. The decrease in comparable sales was primarily driven by a 28.6% decrease in average weekly customers, partially offset by a 3.6% increase in average check.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 24.9% during the twenty-six weeks ended June 28, 2020 from 25.5% during the same period in 2019, primarily as a result of switching to a limited menu and eliminating the complimentary buffet style chips and salsa, “Nacho Car”, partially offset by increases in the cost of beef of approximately 50 basis points, dairy of approximately 20 basis points and produce of approximately 20 basis points.
Labor Costs. Labor costs as a percentage of revenue decreased to 31.8% during the twenty-six weeks ended June 28, 2020 from 35.1% during the comparable period in 2019, primarily due to furloughing a substantial number of hourly employees as well as store management personnel to right-size our operations as the Company transitioned to an off-premise only operating model at the end of the first quarter of 2020. As of the end of the second quarter of 2020, the Company rehired approximately 44% of furloughed management employees and approximately 65% of furloughed hourly employees. Hourly labor rate inflation in comparable stores was approximately 3.4%.
Operating Costs. Operating costs as a percentage of revenue increased to 15.8% during the twenty-six weeks ended June 28, 2020 from 14.1% during the comparable period in 2019, primarily driven by increases in delivery service charges of approximately 80 basis points and to-go supplies of approximately 70 basis points as a result of the growth in the off-premise business as well as sales deleverage of fixed restaurant operating expenses.

Occupancy Costs. Occupancy costs as a percentage of revenue increased to 9.4% during the twenty-six weeks ended June 28, 2020 from 7.5% during the comparable period in 2019, primarily as a result of sales deleverage of fixed occupancy expenses and higher property taxes.
General and Administrative Expenses. General and administrative expenses decreased to $10.5 million for the twenty-six weeks ended June 28, 2020 as compared to $12.0 million for the same period in 2019, primarily driven by a $1.4 million decrease in management salaries, bonuses and stock based compensation as a result of furloughing certain corporate employees and temporarily reducing pay for the remaining employees during the second quarter of 2020.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased to $1.1 million for the twenty-six weeks ended June 28, 2020 as compared to $1.9 million for the same period in 2019 primarily due to a postponement of all new store openings for the remainder of fiscal 2020.
Marketing. Marketing expense as a percentage of revenue decreased to 0.9% during the twenty-six weeks ended June 28, 2020 from 1.4% during the comparable period in 2019, primarily due to the suspension of the Company’s national-level marketing initiatives in response to COVID-19 while relying on more cost effective local store digital marketing efforts.
Impairment and closed restaurant costs. Impairment and closed restaurant costs increased to $20.6 million during the twenty-six weeks ended June 28, 2020 from $0.6 million during the comparable period in 2019. As a result of the negative impact that COVID-19 had its business, including the temporary closure of nine restaurants, during the first quarter of 2020, the Company performed an impairment analysis of its restaurants and identified certain restaurants as impaired and recorded an $18.3 million impairment charge. The Company also recorded $2.3 million and $0.6 million of closed restaurant costs which includes rent expense, utility and insurance costs during the twenty-six months ended June 28, 2020 and June 30, 2019, respectively.
Gain on insurance settlements. During the second quarter of 2020, the Company received a one-time insurance settlement in the amount of $1.0 million under its trade name restoration insurance policy.
Income tax (benefit) expense. We recorded an income tax benefit of $6.1 million during the twenty-six weeks ended June 28, 2020 compared to an expense of $0.2 million during the comparable period in 2019. The tax benefit was primarily due to a projected annual net loss as compared to income in the same period last year as well as the tax benefit relating to the revaluation of deferred tax assets due to the administrative correction of the depreciation recovery period for qualified improvement property and the reinstatement of net operating loss carryback as a result of the CARES Act. The Company believes that it will realize all of the deferred tax assets and, therefore, no valuation allowance is required at this time.
Net income (loss). As a result of the foregoing, net loss was $7.9 million during the twenty-six weeks ended June 28, 2020 as compared to net income of $9.5 million during the comparable period in 2019.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our $25.0 million Revolving Credit Facility. Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. From time to time, we may also purchase the underlying land for development. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner.
Our main requirements for liquidity are to support our working capital, restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure, obligations under our operating leases, interest payments on our debt, if any, and to repurchase shares of our common stock subject to market conditions. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. During the first quarter of 2020, and prior to the impact that COVID-19 had on the Company's business operations, the Company repurchased approximately 90,000 shares of its common stock for a total of $1.4 million. As of the end of the second quarter of 2020, the Company had $28.6 million remaining under its $30.0 million repurchase program that expires on December 31, 2022. As a result of COVID-19, the Company has temporarily suspended further share repurchase activity for the remainder of the year.
During the second quarter of 2020, the Company issued 3,041,256 shares of its common stock and received net proceeds of $48.2 million after deducting sales agent commissions and offering expenses payable by the Company. A portion of the net proceeds was used to repay the $25.0 million outstanding under the Company's revolving credit facility as of the end of the first quarter of 2020. The Company intends to use the remaining net proceeds from the ATM offering for general corporate purposes, including, but not limited to, increasing its liquidity as a result of the COVID-19 pandemic.

Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.
As of June 28, 2020, the Company has a strong financial position with $67.2 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility. In addition, the Company took the following measures to enhance its liquidity position in response to the uncertainty caused by the COVID-19 pandemic:

•	Temporarily suspended any further activity under its share repurchase program;

•	Utilized CARES act provisions to obtain tax savings as well as the deferral of its portion of social security taxes to future years;

•	Negotiated rent abatements and concessions with its landlords in response to the COVID-19 pandemic during the second quarter of 2020.
Management believes that the Company's strong financial position combined with the measures it took during the COVID-19 pandemic will allow the Company to meet its financial obligations for at least the next twelve months.
Cash Flows for Twenty-Six Weeks Ended June 28, 2020 and June 30, 2019
The following table summarizes the statement of cash flows for the twenty-six weeks ended June 28, 2020 and June 30, 2019 (in thousands):

	Twenty-Six Weeks Ended
	June 28, 2020	June 30, 2019
Net cash provided by operating activities	$19,391	$24,671
Net cash used in investing activities	(8,352)	(14,720)
Net cash provided by (used in) financing activities	46,124	(6,398)
Net increase in cash and cash equivalents	57,163	3,553
Cash and cash equivalents at beginning of year	10,074	8,199
Cash and cash equivalents at end of period	$67,237	$11,752
Operating Activities. Net cash provided by operating activities decreased $5.3 million to $19.4 million for the twenty-six weeks ended June 28, 2020 from $24.7 million during the comparable period in 2019. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was primarily due to a $7.3 million decrease in accrued expenses mainly driven by lower bonus and payroll accruals in part as a result of a reduction in workforce due to COVID-19 as well as overall lower expenditures during the second quarter of 2020 and a $4.9 million increase in net deferred tax assets. This total decrease of $12.2 million was partially offset by a $3.0 million increase in accounts payable due to cash management efforts as well as timing of payments and a $3.6 million increase in deferred rent as a result of the lease concessions negotiated with our landlords during the second quarter of 2020.
Investing Activities. Net cash used in investing activities decreased $6.4 million to $8.4 million for the twenty-six weeks ended June 28, 2020 from $14.7 million during the comparable period in 2019. The decrease was primarily due to a cancellation of all non-essential capital expenditures and postponement of all new store development for the remainder of fiscal 2020.
Financing Activities. Net cash provided by financing activities increased by $52.5 million to $46.1 million for the twenty-six weeks ended June 28, 2020 from net cash used in financial activities of $6.4 million during the comparable period in 2019. The increase was primarily due to $48.2 million in net proceeds received in the Company's ATM offering completed during the second quarter of 2020 and a $4.3 million decrease in stock repurchases as compared to the same period last year.
As of June 28, 2020, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC, except as disclosed in Note 1, Basis of Presentation — COVID-19 Pandemic and Note 5, Long-Term Debt in the notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.

Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC, except as disclosed in Note 1, Basis of Presentation — COVID-19 Pandemic, Note 5, Long-Term Debt and Note 9, Leases.
Off-Balance Sheet Arrangements
As of June 28, 2020, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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

•	the impact of future sales of our common stock and any additional capital raised by us through the sale of our common stock or grants of additional equity-based compensation;

•	the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;

•	the effect of anti-takeover provisions in our charter documents and under Delaware law;

•	the effect of our decision to not pay dividends for the foreseeable future;

•	the effect of changes in accounting principles applicable to us;

•	our ability to raise capital in the future;

•	the risks described under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for the quarter ended June 28, 2020; and

•	other risks and uncertainties described from time to time in the Company's Annual Report and other filings with the Securities and Exchange Commission.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended June 28, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. In late March 2020, the Company quickly began transforming its existing take-out and delivery business to a safe and efficient operation for its guests as well as employees. In May 2020, the Company began the process of reopening dining rooms in accordance with new government restrictions and as of June 28, 2020, the Company had reopened dining rooms to varying degrees of operating capacity in 92 of its 101 restaurants. Nine restaurants remain temporarily closed.
During fiscal 2020, the Company took various steps to reduce non-essential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. The Company also enhanced its liquidity position by:

•	Completing its ATM offering by selling 3,041,256 shares of the common stock for net proceeds of $48.2 million after deducting sales agent commissions and offering expenses payable the Company;

•	Repaying the $25.0 million outstanding under its revolving credit facility;

•	Suspending all further activity under its share repurchase program; and

•	Successfully negotiating rent abatements, concessions and deferrals with its landlords.
We cannot predict how soon we will be able to reopen all of our restaurants at full capacity, open new restaurants in the future or whether we will have to revert back to an off-premise only operating model at some or all of our restaurants. Our ability to continue to operate existing restaurant and open new restaurants in the future will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once all restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.
The COVID-19 pandemic has caused significant disruptions to our ability to generate revenue and cash flows, and uncertainty regarding the length of the disruption may adversely harm our ability to raise additional capital. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts. The equity markets in the United States have been extremely volatile due to the COVID-19 pandemic and our stock price has fluctuated significantly. Continued volatility in the equity markets and our stock price could negatively impact our ability to raise additional capital. The ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend on our ability to have sufficient liquidity until such time as our restaurants can again generate revenue and profits capable of supporting our ongoing operations, all of which remain highly uncertain at this time.
Our suppliers could also be adversely impacted by the COVID-19 pandemic. If our suppliers' employees are unable to work, whether because of illness, quarantine, limitations of travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely harmed by such supply interruptions.
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

10.1
Second Amendment to Credit Agreement, dated May 21, 2020, by and among Chuy’s Holdings, Inc., as borrower, the guarantors party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 26, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document. (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2020

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)