Form 10-Q
period 2020-09-27
CHUY'S HOLDINGS, INC.
filed 2020-11-06
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at October 30, 2020 was 19,694,512.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 27, 2020	December 29, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$77,775	$10,074
Accounts receivable	776	1,426
Lease incentives receivable	400	250
Inventories	1,401	1,657
Prepaid expenses and other current assets	3,884	3,376
Total current assets	84,236	16,783
Property and equipment, net	188,692	210,750
Operating lease assets	158,659	169,299
Deferred tax asset	9,111	2,601
Other assets and intangible assets, net	1,019	667
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$487,686	$446,069
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,670	$4,253
Accrued liabilities	22,928	21,107
Operating lease liabilities	14,966	10,307
Income tax payable	267	532
Total current liabilities	41,831	36,199
Operating lease liabilities, less current portion	206,232	214,541
Other liabilities	673	393
Total liabilities	248,736	251,133

Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 19,694,512 shares issued and outstanding at September 27, 2020 and 16,636,464 shares issued and outstanding at December 29, 2019	197	166
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at September 27, 2020 and December 29, 2019	—	—
Paid-in capital	143,771	94,712
Retained earnings	94,982	100,058
Total stockholders’ equity	238,950	194,936
Total liabilities and stockholders’ equity	$487,686	$446,069

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue	$82,032	$109,082	$242,244	$324,325
Costs and expenses:
Cost of sales	19,819	28,673	59,791	83,562
Labor	23,891	38,770	74,808	114,323
Operating	12,659	16,127	37,964	46,583
Occupancy	7,480	8,206	22,563	24,340
General and administrative	5,701	5,975	16,195	18,010
Marketing	514	1,492	1,888	4,487
Restaurant pre-opening	345	457	1,483	2,357
Legal settlement	—	—	—	775
Impairment, closed restaurant and other costs	3,444	7,300	23,999	7,888
Gain on insurance settlements	—	—	(1,000)	—
Depreciation and amortization	4,844	5,284	15,028	15,485
Total costs and expenses	78,697	112,284	252,719	317,810
Income (loss) from operations	3,335	(3,202)	(10,475)	6,515
Interest expense, net	33	28	238	90
Income (loss) before income taxes	3,302	(3,230)	(10,713)	6,425
Income tax expense (benefit)	476	(1,413)	(5,637)	(1,220)
Net income (loss)	$2,826	$(1,817)	$(5,076)	$7,645
Net income (loss) per common share:
Basic	$0.14	$(0.11)	$(0.28)	$0.46
Diluted	$0.14	$(0.11)	$(0.28)	$0.45
Weighted-average shares outstanding:
Basic	19,692,181	16,615,927	17,961,008	16,764,010
Diluted	19,784,364	16,720,662	17,961,008	16,836,430

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, June 30, 2019	16,698,652	$167	$94,820	$103,305	$198,292
Stock-based compensation	—	—	856	—	856
Proceeds from exercise of stock options	9,574	—	85	—	85
Settlement of restricted stock units	2,642	—	—	—	—
Repurchase of shares of common stock	(95,294)	(1)	(2,099)	—	(2,100)
Indirect repurchase of shares for minimum tax withholdings	(930)	—	(23)	—	(23)
Net loss	—	—	—	(1,817)	(1,817)
Balance, September 29, 2019	16,614,644	$166	$93,639	$101,488	$195,293

Balance, June 28, 2020	19,689,892	$197	$142,762	$92,156	$235,115
Stock-based compensation	—	—	987	—	987
Proceeds from exercise of stock options	2,850	—	39	—	39
Settlement of restricted stock units	2,670	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(900)	—	(17)	—	(17)
Net income	—	—	—	2,826	2,826
Balance, September 27, 2020	19,694,512	$197	$143,771	$94,982	$238,950

	Thirty-Nine Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 30, 2018	16,856,373	$169	$99,490	$94,192	$193,851
Adoption of ASC 842 (Leases)	—	—	—	(349)	(349)
Stock-based compensation	—	—	2,582	—	2,582
Proceeds from exercise of stock options	26,217	—	218	—	218
Settlement of restricted stock units	121,823	1	(1)	—	—
Repurchase of shares of common stock	(351,774)	(4)	(7,789)	—	(7,793)
Indirect repurchase of shares for minimum tax withholdings	(37,995)	—	(861)	—	(861)
Net income	—	—	—	7,645	7,645
Balance, September 29, 2019	16,614,644	$166	$93,639	$101,488	$195,293

Balance, December 29, 2019	16,636,464	166	$94,712	$100,058	$194,936
Stock-based compensation	—	—	2,944	—	2,944
Proceeds from exercise of stock options	6,021	—	73	—	73
Sale of common stock from ATM offering, net of fees and expenses	3,041,256	31	48,136	—	48,167
Settlement of restricted stock units	144,601	1	(1)	—	—
Repurchase of shares of common stock	(90,144)	(1)	(1,421)	—	(1,422)
Indirect repurchase of shares for minimum tax withholdings	(43,686)	—	(672)	—	(672)
Net loss	—	—	—	(5,076)	(5,076)
Balance, September 27, 2020	19,694,512	$197	$143,771	$94,982	$238,950

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirty-Nine Weeks Ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net (loss) income	$(5,076)	$7,645
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,028	15,485
Operating lease assets	7,507	(303)
Amortization of loan origination costs	36	25
Loss on asset impairment and closed restaurant costs	20,869	7,114
Stock-based compensation	2,764	2,423
Loss on disposal of property and equipment	414	220
Deferred income taxes	(6,510)	(2,494)
Changes in operating assets and liabilities:
Accounts receivable	650	855
Lease incentive receivable	(150)	1,239
Income tax receivable and payable	(265)	603
Inventories	256	(94)
Prepaid expenses and other current assets	(508)	(3,087)
Accounts payable	(617)	(2,434)
Accrued liabilities	2,101	5,343
Operating lease liabilities	(3,650)	89
Net cash provided by operating activities	32,849	32,629
Cash flows from investing activities:
Purchase of property and equipment	(10,905)	(21,487)
Purchase of other assets	(389)	(429)
Net cash used in investing activities	(11,294)	(21,916)
Cash flows from financing activities:
Net proceeds from sale of common stock	48,167	—
Borrowings under revolving line of credit	25,000	5,000
Payments under revolving line of credit	(25,000)	(5,000)
Repurchase of shares of common stock	(1,422)	(7,793)
Proceeds from the exercise of stock options	73	218
Indirect repurchase of shares for minimum tax withholdings	(672)	(861)
Net cash provided by (used in) financing activities	46,146	(8,436)
Net increase in cash and cash equivalents	67,701	2,277
Cash and cash equivalents, beginning of period	10,074	8,199
Cash and cash equivalents, end of period	$77,775	$10,476

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$34	$734

Supplemental cash flow disclosures:
Cash paid for interest	$185	$53
Cash paid for income taxes	$1,166	$593

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of September 27, 2020, the Company operated 92 restaurants across 19 states and had nine restaurants temporarily closed due to the Coronavirus ("COVID-19") pandemic.
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
COVID-19 Pandemic
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. During the third quarter of 2020, the Company saw sequential improvement in comparable restaurant sales as state and local restrictions, while still in effect, were eased in many states, including Texas. As of September 27, 2020, the Company had reopened dining rooms at varying degrees of operating capacity in 92 of its 101 restaurants and nine restaurants remained temporarily closed.
During the thirty-nine weeks ended September 27, 2020, the Company had taken various steps to reduce non-essential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. The Company also enhanced its liquidity position by repaying the $25.0 million outstanding under its revolving credit facility with a portion of the net proceeds from the sale of its common stock in its "At-The-Market" ("ATM") offering. As of September 27, 2020, the Company had $77.8 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility. Management believes the Company's strong financial position, combined with the measures taken during the pandemic, will allow the Company to meet its financial obligations over the next twelve months.
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
Diluted net income (loss) per share of the Company's common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and restricted stock units (these restricted stock units were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan") and the Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (the "2020 Plan")). For the thirteen weeks ended September 27, 2020 and September 29, 2019, there were approximately 91,100 and 20,900 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. For the thirty-nine weeks ended September 27, 2020 and September 29, 2019, there were approximately 25,300 and 32,200 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.
The computation of basic and diluted net income (loss) per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
BASIC
Net income (loss)	$2,826	$(1,817)	$(5,076)	$7,645

Weighted-average common shares outstanding	19,692,181	16,615,927	17,961,008	16,764,010
Basic net income (loss) per common share	$0.14	$(0.11)	$(0.28)	$0.46

DILUTED
Net income (loss)	$2,826	$(1,817)	$(5,076)	$7,645

Weighted-average common shares outstanding	19,692,181	16,615,927	17,961,008	16,764,010
Dilutive effect of stock options and restricted stock units	92,183	104,735	—	72,420
Weighted-average of diluted shares	19,784,364	16,720,662	17,961,008	16,836,430
Diluted net income (loss) per common share	$0.14	$(0.11)	$(0.28)	$0.45

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan ("the "2006" Plan), the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. The 2006 Plan was terminated by the board effective July 27, 2012, and no further awards may be granted under the plan after such date. The termination of the 2006 Plan did not affect outstanding awards granted under the 2006 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of September 27, 2020 the Company had 192,097 of stock options outstanding and exercisable with a remaining weighted average contractual term of two years.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four to five years from the date of grant. As of September 27, 2020, a total of 1,115,070 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $941,000 and $801,000 for the thirteen weeks ended September 27, 2020 and September 29, 2019, respectively, and $2,764,000 and $2,423,000 for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
A summary of stock-based compensation activity related to restricted stock units for the thirty-nine weeks ended September 27, 2020 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 29, 2019	406,205	$25.02
Granted	284,099	14.77
Vested	(144,601)	26.16
Forfeited	(26,601)	18.34
Outstanding at September 27, 2020	519,102	$19.43	2.59
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 27, 2020, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $8.0 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.
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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of September 27, 2020, the Company had no borrowings under the Revolving Credit Facility, and we were in compliance with all covenants.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
6. Accrued Liabilities
The major classes of accrued liabilities at September 27, 2020 and December 29, 2019 are summarized as follows:

	September 27, 2020	December 29, 2019
Accrued compensation and related benefits	$10,858	$9,342
Other accruals	4,091	4,302
Property tax	3,780	2,220
Sales and use tax	2,341	2,954
Deferred gift card revenue	1,858	2,289
Total accrued liabilities	$22,928	$21,107
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
We repurchased approximately 90,000 shares of common stock for $1.4 million during the first quarter of 2020. As a result of COVID-19, the Company temporarily suspended any further activity under the program and did not repurchase any shares during the third quarter of 2020. As of September 27, 2020, the Company had $28.6 million remaining to be repurchased under this plan.
8. Contingencies
As of September 27, 2020, we are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
See Note 10, Income Taxes for additional information.
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

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepaid or accrued lease payments, initial direct costs and lease incentives. Lease incentives are recognized when construction milestones are met and reduce our operating lease asset. They are amortized through the operating lease assets as reductions of rent expense over the lease term.
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of September 27, 2020, all of the Company's leases were operating.
During the second quarter of 2020, the Company suspended lease payments for the months of April through June 2020 as a result of the COVID-19 pandemic. The Company was able to negotiate rent concessions, abatements and deferrals with landlords on a large portion of our operating leases. Financial Accounting Standards Board ("FASB") issued a clarification to accounting for lease concessions in response to the COVID-19 pandemic to reduce the operational challenges and complexity of lease accounting. The Company used the relief provisions provided by FASB and made an election to account for the lease concessions as if they were part of the original lease agreement. The recognition of rent concessions did not have a material impact on our consolidated financial statements.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Lease cost	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating lease cost (a)	$6,500	$6,496	$19,523	$19,082
Variable lease cost	143	315	360	865
	$6,643	$6,811	$19,883	$19,947
(a) Includes short-term operating lease costs which are immaterial.
Supplemental cash flow disclosures for the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively:

	Thirty-Nine Weeks Ended
	September 27, 2020	September 29, 2019
Cash paid for operating lease liabilities	15,472	19,177
Operating lease assets obtained in exchange for operating lease liabilities (a)	(1,351)	176,511
(a) The thirty-nine weeks ended September 27, 2020 includes a $7.0 million reduction to the operating lease assets and liabilities mainly as a result of shortening the remaining life of certain leases during the first quarter of 2020. The thirty-nine weeks ended September 29, 2019 includes the transition adjustment for the adoption of Leases (Topic 842) of $170.3 million as well as a $1.3 million reduction to the operating lease assets and liabilities as a result of shortening the remaining life of certain leases.
The Company recorded $0.2 million and $0.7 million in deferred lease incentives during the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Supplemental balance sheet and other lease disclosures:

Operating leases	Classification	September 27, 2020	December 29, 2019
Right-of-use assets	Operating lease assets	$158,659	$169,299

Deferred rent payments (a)	Operating lease liability	3,269	—
Current lease liabilities	Operating lease liability	11,697	10,307
		14,966	10,307
Non-current lease liabilities	Operating lease liability, less current portion	206,232	214,541
		221,198	224,848
(a) A majority of the deferred rent payments is payable within the next 12 months

Weighted average remaining lease term (in years)		14.0	15.0
Weighted average discount rate		7.9%	7.8%
Future minimum rent payments for our operating leases, excluding the deferred rent payments of $3.3 million, for the next five years as of September 27, 2020 are as follows:

Fiscal year ending:
Remainder of 2020	$6,944
2021	28,521
2022	27,753
2023	27,625
2024	26,459
Thereafter	243,249
Total minimum lease payments	360,551
Less: imputed interest	142,622
Present value of lease liabilities	$217,929
As of September 27, 2020, operating lease payments exclude approximately $7.1 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.
10. Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes provisions that allow net operating losses in 2018, 2019 and 2020 to be carried back for up to five years and eliminates the 80% taxable income limitation on such net operating loss deductions if utilized before 2021. Additionally, the CARES Act includes an administrative correction of the depreciation recovery period for qualified improvement property ("QIP"), including certain restaurant leasehold improvement costs that will result in the acceleration of depreciation on these assets retroactive to 2018. As a result, we estimate we will receive federal tax refunds for a total of approximately $1.6 million.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21% for the thirteen and thirty-nine weeks ended September 27, 2020 and September 29, 2019:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Expected income tax (benefit) expense	693	(678)	(2,250)	1,349
State tax expense, net of federal benefit	216	(25)	108	470
FICA tip credit	(1,187)	(729)	(2,979)	(3,205)
Deferred tax balance adjustment (a)	620	—	(1,016)	—
Other	134	19	500	166
Income tax (benefit) expense	476	(1,413)	(5,637)	(1,220)
(a) Reflects the tax benefit recorded in the quarter associated with a carryback of federal net operating losses due to the CARES Act administrative correction of the deprecation recovery period for QIP.
Deferred tax assets were $9.1 million and $2.6 million as of September 27, 2020 and September 29, 2019, respectively. This increase is primarily related to an increase in the general business tax credits.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of September 27, 2020 the Company believes that it will realize all of the deferred tax assets. Therefore, no valuation allowance has been recorded.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As a result, no additional accrual has been made as of September 27, 2020.
The tax years 2019, 2018 and 2017 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.
11. Impairment, Closed Restaurant and Other Costs
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating lease assets impairment	$—	$—	$3,133	—
Property and equipment impairment	1,008	7,114	16,152	$7,114
Total impairment charge	1,008	7,114	19,285	7,114

Closed restaurant costs	1,591	186	3,869	774
COVID-19 related charges	845	—	845	—
Impairment, closed restaurant and other costs	$3,444	$7,300	$23,999	$7,888
During the thirteen weeks ended September 27, 2020, the Company recorded a $1.0 million impairment charge as a result of the discontinuation of the Company's complimentary “Nacho Car” and a COVID-19 related charge of $0.8 million due to idle development costs as a result of delaying restaurant openings to 2021.
During the thirteen weeks ended September 27, 2020, the Company also incurred $1.6 million in closed restaurant costs, which represent on-going expenses to maintain the closed restaurants such as rent expense, utility and insurance costs.

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
COVID-19 Pandemic
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. During the third quarter of 2020, the Company saw sequential improvement in monthly comparable restaurant sales as state and local restrictions, while still in effect, were eased in many states, including Texas. As of September 27, 2020, the Company had reopened dining rooms at varying degrees of operating capacity in 92 of its 101 restaurants. Nine restaurants remain temporarily closed.
Selected monthly comparable restaurant sales and average weekly sales per restaurant for the third quarter and fourth quarter to-date are as follows:

	Month Ending
	7/26/20	8/23/20	9/27/20	10/25/20
Comparable Restaurant Sales	(26.3)%	(20.0)%	(13.8)%	(14.2)%
Average Weekly Sales per Restaurant	$66,065	$71,031	$68,579	$68,464
Number of Open Restaurants	92	92	92	92
July comparable restaurant sales were negatively impacted by approximately 170 basis points as a result of July 4th falling on the weekend as compared to a weekday last year. Off-premise sales remained strong at a rate more than double pre-COVID-19 levels comprising approximately 30% to 35% of all revenue during the third and fourth quarter-date. As of September 27, 2020, the Company had a strong financial position with $77.8 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility. The Company believes it maintains ample financial flexibility with which to navigate the current environment.
During the thirty-nine weeks ended September 27, 2020, the Company had taken various steps to reduce non-essential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. The Company also enhanced its liquidity position by repaying the $25.0 million outstanding under its revolving credit facility with a portion of the net proceeds from the sale of its common stock in its "At-The-Market" ("ATM") offering. As of September 27, 2020, the Company had $77.8 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility. Management believes the Company's strong financial position, combined with the measures taken during the pandemic, will allow the Company to meet its financial obligations over the next twelve months.
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
Overview
We are a growing full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of September 27, 2020, we operated 92 restaurants across 19 states and had nine temporarily closed restaurants due to COVID-19.
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
We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. In response to COVID-19, all future restaurant development for fiscal year 2020 has been delayed and openings have been put on hold. There were three restaurants at various stages of completion at the end of the third quarter of 2020, and we intend to complete and open these restaurants in fiscal year 2021.
Performance Indicators
We use the following performance indicators in evaluating our performance:
•Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For restaurant openings we incur pre-opening costs, which are defined below, before the restaurant opens. Typically new restaurants open with an initial start-up period of higher than normalized sales volumes, which decrease to a steady level approximately six to twelve months after opening. However, operating costs during this initial six to twelve month period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately nine to twelve months after opening.
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 85 restaurants at September 27, 2020.
•Average Check. Average check is calculated by dividing revenue by total entrées sold for a given time period. Average check reflects menu price increases as well as changes in menu mix. Our management team uses this indicator to analyze trends in customers’ preferences, effectiveness of menu changes and price increases and per customer expenditures.
•Average Weekly Customers. Average weekly customers is measured by the number of entrées sold per week. Our management team uses this metric to measure changes in customer traffic.
•Average Unit Volume. Average unit volume consists of the average sales of our comparable restaurants over a certain period of time. This measure is calculated by dividing total comparable restaurant sales within a period of time by the total number of comparable restaurants within the relevant period. This indicator assists management in measuring changes in customer traffic, pricing and development of our brand.
•Average Weekly Sales per Restaurant. Average Weekly Sales per Restaurant is calculated by dividing total weekly sales by number of operating restaurants in a given week.
•Operating Margin. Operating margin represents income from operations as a percentage of our revenue. By monitoring and controlling our operating margins, we can gauge the overall profitability of our Company.
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Total open restaurants (at end of period)	92	103	92	103
Total comparable restaurants (at end of period)	85	90	85	90
Average unit volumes (in thousands)	$901	$1,070	$2,614	$3,292
Change in comparable restaurant sales(1)	(19.8)%	2.6%	(23.3)%	2.5%
Average check	$17.53	$15.78	$16.90	$15.75
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
Impairment, closed restaurant and other costs. Impairment costs include impairment of long-lived assets associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset. Closed restaurant costs consist of any costs associated with the closure of a restaurant such as lease termination costs, severance benefits, other miscellaneous closing costs as well as costs to maintain these closed restaurants through the lease termination date such as occupancy costs, including rent payments less sublease income, if any, and insurance and utility costs. Other costs consist of COVID-19 related charges due to idle development costs as a result of delaying restaurant openings to 2021.
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
Thirteen Weeks Ended September 27, 2020 Compared to Thirteen Weeks Ended September 29, 2019
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 27, 2020	% of Revenue	September 29, 2019	% of Revenue	$ Change	% Change
Revenue	$82,032	100.0%	$109,082	100.0%	$(27,050)	(24.8)%
Costs and expenses:
Cost of sales	19,819	24.2	28,673	26.3	(8,854)	(30.9)
Labor	23,891	29.1	38,770	35.5	(14,879)	(38.4)
Operating	12,659	15.4	16,127	14.8	(3,468)	(21.5)
Occupancy	7,480	9.1	8,206	7.5	(726)	(8.8)
General and administrative	5,701	6.9	5,975	5.5	(274)	(4.6)
Marketing	514	0.6	1,492	1.4	(978)	(65.5)
Restaurant pre-opening	345	0.4	457	0.4	(112)	(24.5)
Impairment, closed restaurant and other costs	3,444	4.2	7,300	6.7	(3,856)	(52.8)
Depreciation and amortization	4,844	6.0	5,284	4.8	(440)	(8.3)
Total costs and expenses	78,697	95.9	112,284	102.9	(33,587)	(29.9)
Income (loss) from operations	3,335	4.1	(3,202)	(2.9)	6,537	*
Interest expense, net	33	0.1	28	0.1	5	17.9
Income (loss) before income taxes	3,302	4.0	(3,230)	(3.0)	6,532	*
Income tax expense (benefit)	476	0.6	(1,413)	(1.3)	1,889	*
Net income (loss)	$2,826	3.4%	$(1,817)	(1.7)%	$4,643	*

* Not meaningful
Revenue. Revenue decreased $27.1 million, or 24.8%, to $82.0 million for the thirteen weeks ended September 27, 2020 from $109.1 million for the comparable period in 2019. Sales in the third quarter of 2020 were negatively impacted by a decline in customer traffic as a result of COVID-19, including the loss of 117 operating weeks due to temporary closures of nine restaurants, as well as the loss of 52 operating weeks due to stores closed during fiscal year 2019. For the third quarter of 2020, off-premise sales were approximately 33% of total revenue compared to approximately 12% in the same period last year.
Comparable restaurant sales decreased 19.8% for the thirteen weeks ended September 27, 2020 compared to the thirteen weeks ended September 29, 2019. The decrease in comparable restaurant sales was primarily driven by a 27.5% decrease in average weekly customers, partially offset by a 7.7% increase in average check. The comparable restaurant sales by month during the third quarter decreased: 26.3%, 20.0% and 13.8%.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 24.2% during the thirteen weeks ended September 27, 2020 from 26.3% during the same period in 2019, primarily as a result of switching to a limited menu and eliminating the complimentary buffet style chips and salsa, or “Nacho Car”, which was partially offset by an increase of approximately 70 basis points in the cost of beef and approximately 10 basis points in the cost of dairy and cheese.
Labor Costs. Labor costs as a percentage of revenue decreased to 29.1% during the thirteen weeks ended September 27, 2020 from 35.5% during the comparable period in 2019 as a result of a reduction in hourly employees and store management personnel as the Company transitioned to a new operating model during the previous quarter as well as an hourly labor rate deflation at its comparable restaurants of approximately 1.8%. During the third quarter of 2020, the Company was fully staffed at its current operating capacity.
Operating Costs. Operating costs as a percentage of revenue increased to 15.4% during the thirteen weeks ended September 27, 2020 from 14.8% during the comparable period in 2019, primarily driven by increases in delivery service charges of approximately 100 basis points as a result of the growth in the Company's off-premise business, partially offset by lower credit card fees of approximately 20 basis points and lower insurance costs of approximately 10 basis points.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 9.1% during the thirteen weeks ended September 27, 2020 from 7.5% during the comparable period in 2019, primarily as a result of sales deleverage on fixed occupancy expenses and higher property taxes.
General and Administrative Expenses. General and administrative expenses decreased to $5.7 million for the thirteen weeks ended September 27, 2020 as compared to $6.0 million for the same period in 2019. The decline was primarily driven by reduced travel, recruiting, and various other expenses as a result of cost saving measures in response to COVID-19.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased to $0.3 million for the thirteen weeks ended September 27, 2020 as compared to $0.5 million for the same period in 2019 due to a postponement of all new store openings for the remainder of fiscal 2020.
Marketing. Marketing expense as a percentage of revenue decreased to 0.6% during the thirteen weeks ended September 27, 2020 from 1.4% during the comparable period in 2019, primarily due to the suspension of the Company’s national-level marketing initiatives in response to COVID-19 while relying on more cost effective organic local store digital marketing efforts. The Company expects to increase its advertising campaign during the fourth quarter of 2020.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $3.4 million during the thirteen weeks ended September 27, 2020 from $7.3 million during the comparable period in 2019 primarily due to a $7.1 million loss related to the impairment of five restaurants during the comparable period in 2019, partially offset by a $1.0 million impairment charge recorded during the third quarter of 2020 as a result of the discontinuation of the Company's complimentary “Nacho Car,” a COVID-19 related charge of $0.8 million due to idle development costs as a result of delaying restaurant openings to 2021 and $1.4 million increase in closed restaurant costs.
Depreciation and Amortization. Depreciation and amortization costs decreased $0.4 million to $4.8 million during the thirteen weeks ended September 27, 2020 from $5.3 million recorded during the comparable period in 2019 primarily due to a decrease in depreciation related to closed stores.
Income tax expense (benefit). We recorded an income tax expense of $0.5 million in the third quarter of 2020 compared to a benefit of $1.4 million during the comparable period in 2019. The increase in tax expense in the quarter was in part related to a reduction in the tax benefit from the revaluation of deferred tax assets, associated with the CARES Act, during the third quarter of 2020.
In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with the IRS's position and believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As a result, no further tax accrual was made. The Company estimates if the IRS's position was upheld, the Company's tax liability could range between $0.5 million and $2.5 million.
Net Income. As a result of the foregoing, net income was $2.8 million during the thirteen weeks ended September 27, 2020 as compared to a loss of $1.8 million during the comparable period in 2019.
Thirty-Nine Weeks Ended September 27, 2020 Compared to Thirty-Nine Weeks Ended September 29, 2019
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2020	% of Revenue	September 29, 2019	% of Revenue	Change	% Change
Revenue	$242,244	100.0%	$324,325	100.0%	$(82,081)	(25.3)%
Costs and expenses:
Cost of sales	59,791	24.7	83,562	25.8	(23,771)	(28.4)
Labor	74,808	30.9	114,323	35.2	(39,515)	(34.6)
Operating	37,964	15.7	46,583	14.4	(8,619)	(18.5)
Occupancy	22,563	9.3	24,340	7.5	(1,777)	(7.3)
General and administrative	16,195	6.7	18,010	5.6	(1,815)	(10.1)
Marketing	1,888	0.8	4,487	1.4	(2,599)	(57.9)
Restaurant pre-opening	1,483	0.6	2,357	0.7	(874)	(37.1)
Legal settlement	—	—	775	0.2	(775)	*
Impairment, closed restaurant and other costs	23,999	9.9	7,888	2.4	16,111	*
Gain on insurance settlements	(1,000)	(0.4)	—	—	(1,000)	*
Depreciation and amortization	15,028	6.1	15,485	4.8	(457)	(3.0)
Total costs and expenses	252,719	104.3	317,810	98.0	(65,091)	(20.5)
(Loss) income from operations	(10,475)	(4.3)	6,515	2.0	(16,990)	*
Interest expense, net	238	0.1	90	—	148	*
(Loss) income before income taxes	(10,713)	(4.4)	6,425	2.0	(17,138)	*
Income tax benefit	(5,637)	(2.3)	(1,220)	(0.4)	(4,417)	*
Net (loss) income	$(5,076)	(2.1)%	$7,645	2.4%	$(12,721)	*

* Not meaningful
Revenue. Revenue decreased $82.1 million, or 25.3%, to $242.2 million for the thirty-nine weeks ended September 27, 2020 from $324.3 million for the comparable period in 2019. The decrease in revenue was primarily attributed to a decline in customer traffic as a result of COVID-19, including the loss of 243 operating weeks due to temporary closures of nine restaurants, as well as the loss of 167 operating weeks due to stores closed during fiscal year 2019. The Company operated on an off-premise only operating model beginning in late March 2020 through May 2020. Since then, the Company reopened and operated dining rooms at varying degrees of operating capacity in 92 of its 101 restaurants. The decrease in revenue was partially offset by $10.2 million of incremental revenue from an additional 169 operating weeks provided by new restaurants.
Comparable restaurant sales decreased 23.3% for the thirty-nine weeks ended September 27, 2020 compared to the thirty-nine weeks ended September 29, 2019. The decrease in comparable restaurant sales was primarily driven by a 28.3% decrease in average weekly customers, partially offset by a 5.0% increase in average check. During the third quarter of 2020, the Company saw sequential improvement in monthly comparable restaurant sales as state and local restrictions, while still in effect, were eased in many states, including Texas.
Cost of Sales. Cost of sales as a percentage of revenue decreased to 24.7% during the thirty-nine weeks ended September 27, 2020 from 25.8% during the same period in 2019, primarily as a result of switching to a limited menu and eliminating the complimentary buffet style chips and salsa, or “Nacho Car,” which was partially offset by an increase of approximately 60 basis points in the cost of beef and approximately 20 basis points in the cost of dairy and cheese.
Labor Costs. Labor costs as a percentage of revenue decreased to 30.9% during the thirty-nine weeks ended September 27, 2020 from 35.2% during the comparable period in 2019. This decrease is primarily due to furloughing a substantial number of hourly employees as well as store management personnel to right-size our operations as the Company transitioned to an off-premise only operating model at the end of the first quarter of 2020. During the third quarter of 2020, the Company was fully staffed at its current operating capacity. Hourly labor rate inflation in comparable stores was approximately 1.7%.
Operating Costs. Operating costs as a percentage of revenue increased to 15.7% during the thirty-nine weeks ended September 27, 2020 from 14.4% during the comparable period in 2019, primarily driven by increases in delivery service charges of approximately 90 basis points and to-go supplies of approximately 60 basis points as a result of the growth in the Company's off-premise business.
Occupancy Costs. Occupancy costs as a percentage of revenue increased to 9.3% during the thirty-nine weeks ended September 27, 2020 from 7.5% during the comparable period in 2019, primarily as a result of sales deleverage on fixed occupancy expenses and higher property taxes.
General and Administrative Expenses. General and administrative expenses decreased to $16.2 million for the thirty-nine weeks ended September 27, 2020 as compared to $18.0 million for the same period in 2019, primarily driven by a $1.7 million decrease in performance-based bonuses, staff reductions and temporary pay reductions during the thirty-nine weeks ended September 27, 2020 as part of our response to COVID-19.
Restaurant Pre-opening Costs. Restaurant pre-opening costs decreased to $1.5 million for the thirty-nine weeks ended September 27, 2020 as compared to $2.4 million for the same period in 2019 primarily due to a postponement of all new store openings for the remainder of fiscal 2020.
Marketing. Marketing expense as a percentage of revenue decreased to 0.8% during the thirty-nine weeks ended September 27, 2020 from 1.4% during the comparable period in 2019, primarily due to the suspension of the Company’s national-level marketing initiatives in response to COVID-19 while relying on more cost effective local store digital marketing efforts. The Company expects to increase its advertising campaign during the fourth quarter of 2020.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs increased to $24.0 million during the thirty-nine weeks ended September 27, 2020 from $7.9 million during the comparable period in 2019. As a result of the negative impact that COVID-19 had on its business, including the temporary closure of nine restaurants, during the first quarter of 2020, the Company performed an impairment analysis of its restaurants and identified certain restaurants as impaired and recorded an $18.3 million impairment charge. Additionally, during the third quarter of 2020, the Company recorded an additional $1.0 million impairment charge related to the discontinuation of its complimentary "Nacho Car" and a COVID-19 related charge of $0.8 million due to idle development costs as a result of delaying restaurant openings to 2021. The Company also recorded $3.9 million and $0.8 million of closed restaurant costs, which include rent expense, utility and insurance costs during the thirty-nine weeks ended September 27, 2020 and September 29, 2019, respectively.
Gain on insurance settlements. During the second quarter of 2020, the Company received a one-time insurance settlement in the amount of $1.0 million under its trade name restoration insurance policy.
Income tax benefit. We recorded an income tax benefit of $5.6 million during the thirty-nine weeks ended September 27, 2020 compared to $1.2 million during the comparable period in 2019. The tax benefit was primarily due to a projected annual net loss as compared to net income in the same period last year as well as the tax benefit relating to the revaluation of deferred tax assets due to the administrative correction of the depreciation recovery period for qualified improvement property and the reinstatement of net operating loss carrybacks as a result of the CARES Act. The Company believes that it will realize all of its deferred tax assets and, therefore, no valuation allowance is required at this time.
In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with the IRS's position and believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As a result, no further tax accrual was made. The Company estimates if the IRS's position was upheld, the Company's tax liability could range between $0.5 million and $2.5 million.
Net (loss) income. As a result of the foregoing, net loss was $5.1 million during the thirty-nine weeks ended September 27, 2020 as compared to net income of $7.6 million during the comparable period in 2019.
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
Our main requirements for liquidity are to support our working capital, restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure, obligations under our operating leases, interest payments on our debt, if any, and to repurchase shares of our common stock subject to market conditions. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. During the first quarter of 2020, and prior to the impact that
COVID-19 had on the Company's business operations, the Company repurchased approximately 90,000 shares of its common stock for a total of $1.4 million. As of the end of the third quarter of 2020, the Company had $28.6 million remaining under its $30.0 million repurchase program that expires on December 31, 2022. As a result of COVID-19, the Company has temporarily suspended further share repurchase activity for the remainder of the year.
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
As of September 27, 2020, the Company had a strong financial position with $77.8 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility. During the thirty-nine weeks ended September 27, 2020, the Company took the following measures to enhance its liquidity position in response to the uncertainty caused by the COVID-19 pandemic:
•Temporarily suspended any further activity under its share repurchase program;
•Utilized CARES act provisions to obtain tax savings as well as deferred its portion of social security taxes to future years;
•Negotiated rent abatements and concessions with its landlords in response to the COVID-19 pandemic.
Management believes that the Company's strong financial position and continued improvement in comparable restaurant sales, combined with the measures taken during the COVID-19 pandemic will allow the Company to meet its financial obligations for at least the next twelve months.
Cash Flows for Thirty-Nine Weeks Ended September 27, 2020 and September 29, 2019
The following table summarizes the statement of cash flows for the thirty-nine weeks ended September 27, 2020 and September 29, 2019 (in thousands):

	Thirty-Nine Weeks Ended
	September 27, 2020	September 29, 2019
Net cash provided by operating activities	$32,849	$32,629
Net cash used in investing activities	(11,294)	(21,916)
Net cash provided by (used in) financing activities	46,146	(8,436)
Net increase in cash and cash equivalents	67,701	2,277
Cash and cash equivalents at beginning of year	10,074	8,199
Cash and cash equivalents at end of period	$77,775	$10,476
Operating Activities. Net cash provided by operating activities increased $0.2 million to $32.8 million for the thirty-nine weeks ended September 27, 2020 from $32.6 million during the comparable period in 2019. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period.
Investing Activities. Net cash used in investing activities decreased $10.6 million to $11.3 million for the thirty-nine weeks ended September 27, 2020 from $21.9 million during the comparable period in 2019. The decrease was primarily due to a cancellation of all non-essential capital expenditures and postponement of all new store development for the remainder of fiscal 2020.
Financing Activities. Net cash provided by financing activities increased by $54.6 million to $46.1 million for the thirty-nine weeks ended September 27, 2020 from net cash used in financing activities of $8.4 million during the comparable period in 2019. The increase was primarily due to $48.2 million in net proceeds received in the Company's ATM offering completed during the second quarter of 2020 and a $6.4 million decrease in stock repurchases as compared to the same period last year.
As of September 27, 2020, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
Off-Balance Sheet Arrangements
As of September 27, 2020, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Cautionary Statement Concerning Forward-Looking Statements
Certain statements in this quarterly report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “expect,” “believe,” “intend,” “estimate,” “plans” and similar expressions, and variations or negatives of these words to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•the ultimate geographic spread, duration and severity of the COVID-19 pandemic, and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or treat its impact;
•the success of our existing and new restaurants;
•our ability to identify appropriate sites and develop and expand our operations;
•our ability to manage our growth effectively;
•we operate most of our restaurants under long-term leases which we would be obligated to perform even if we closed our restaurants;
•we may not be able to renew leases;
•changes in economic conditions;
•damage to our reputation or lack of acceptance of our brand in existing or new markets;
•our expansion into markets that we are unfamiliar with;
•economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located and specifically in Texas where a large percentage of our restaurants are located;
•acts of violence at or threatened against our restaurants or centers in which they are located;
•the impact of negative economic factors, including the availability of credit, on our landlords and surrounding tenants;
•changes in food availability and costs;
•labor shortages and increases in our labor costs, including as a result of changes in government regulation, such as the adoption of federal health care legislation;
•food safety and food borne illness concerns;
•increased competition in the restaurant industry and the segments in which we compete;
•the impact of legislation and regulations regarding nutritional information, and new information or attitudes regarding diet and health or adverse opinions about the health of consuming our menu offerings;
•the impact of federal, state and local beer, liquor and food service regulations;
•the impact of litigation;
•the success of our marketing programs;
•the impact of new restaurant openings, including the effect on our existing restaurants when opening new restaurants in the same markets and restaurant closures;
•the loss of key members of our management team;
•strain on our infrastructure and resources caused by our growth;
•the inadequacy of our insurance coverage and fluctuating insurance requirements and costs;
•the impact of our indebtedness on our ability to invest in the ongoing needs of our business;
•our ability to obtain debt or other financing on favorable terms or at all;
•the impact of impairment charges and closed restaurant costs in the future;
•the impact of security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions;
•inadequate protection of our intellectual property;
•the failure of our information technology system or the breach of our network security;
•a major natural or man-made disaster;
•our increased costs and obligations as a result of being a public company;
•the failure of our internal control over financial reporting;
•the impact of federal, state and local tax laws;
•volatility in the price of our common stock;
•the timing and amount of repurchases of our common stock, if any, will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, changes to the Company’s expected liquidity position and the possibility that the repurchase program may be suspended or discontinued;
•the impact of future sales of our common stock and any additional capital raised by us through the sale of our common stock or grants of additional equity-based compensation;
•the impact of a downgrade of our shares by securities analysts or industry analysts, the publication of negative research or reports, or lack of publication of reports about our business;
•the effect of anti-takeover provisions in our charter documents and under Delaware law;
•the effect of our decision to not pay dividends for the foreseeable future;
•the effect of changes in accounting principles applicable to us;
•our ability to raise capital in the future;
•the risks described under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for the quarter ended September 27, 2020; and
•other risks and uncertainties described from time to time in the Company's Annual Report and other filings with the Securities and Exchange Commission.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended September 27, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our Annual Report, and the risk factor disclosure in our Annual Report is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q including the risk factor set forth below. There have been no other material changes from the risk factors previously disclosed in our Annual Report.
COVID-19 has harmed our business and may continue to do so.
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. During the third quarter of 2020, the Company has seen sequential improvement in comparable restaurant sales as state and local restrictions, while still in effect, were eased in many states, including Texas. As of September 27, 2020, the Company had reopened dining rooms at varying degrees of operating capacity in 92 of its 101 restaurants. Nine restaurants remain temporarily closed.
During the thirty-nine weeks ended September 27, 2020, the Company took various steps to reduce non-essential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. The Company also enhanced its liquidity position by:
•Completing its ATM offering by selling 3,041,256 shares of the common stock for net proceeds of $48.2 million after deducting sales agent commissions and offering expenses payable the Company;
•Repaying the $25.0 million outstanding under its revolving credit facility;
•Suspending all further activity under its share repurchase program;

•Utilized CARES act provisions to obtain tax savings as well as deferred its portion of social security taxes to future years; and
•Successfully negotiated rent abatements, concessions and deferrals with its landlords.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit

10.1	Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 31, 2020)

10.2	Form of Restricted Stock Unit Agreement (2020 Omnibus Incentive Plan)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2020

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)