Form 10-K
period 2020-12-27
CHUY'S HOLDINGS, INC.
filed 2021-03-11
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
_____________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes        ☑        No        ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes        ☐        No        ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of June 26, 2020 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $264 million.
The number of shares of the registrant’s common stock outstanding at March 1, 2021 was 19,717,380.

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
•our ability to manage our growth effectively and the resulting changes to pre-opening costs;
•we operate most of our restaurants under long-term leases which we may not be able to renew and would be obligated to perform even if we closed our restaurants;
•changes in economic conditions and consumer buying patterns;
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
•the loss of key members of our management team;
•the impact of legislation and regulation regarding nutritional information and new information or attitudes regarding diet and health or adverse opinions about the health of consuming our menu offerings;
•the impact of federal, state and local laws and regulations, including with respect to liquor licenses and food services;
•the impact of litigation;

•the impact of impairment charges;
•the failure of our internal control over financial reporting;
•the impact of federal, state and local tax laws;
•the effect of changes in accounting principles applicable to us;
•the impact of our indebtedness on our ability to invest in the ongoing needs of our business;
•our ability to obtain debt or other financing on favorable terms or at all;
•volatility in the price of our common stock;
•the timing and amount of repurchases of our common stock;
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
•our ability to raise capital in the future; and
•other risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principals. We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2020, 2019 and 2018 fiscal years each consisted of 52 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2020,” “fiscal 2020,” “fiscal year 2020” or similar references refer to the fiscal year ended December 27, 2020.
Certain prior year amounts have been reclassified in our consolidated financial statements and notes thereto to conform to current year presentation.

PART I
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's", “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.
ITEM 1.    BUSINESS
General
Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982. As of December 27, 2020, we operated 92 restaurants across 17 states, with an average annual unit volume of $3.5 million for our 86 comparable restaurants. Our restaurants have a common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex-Mex inspired dishes. We believe our employees are a cornerstone of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
Our core menu was established using recipes from family and friends of our founders, and has remained relatively unchanged over the years. We offer the same menu during lunch and dinner, which includes enchiladas, fajitas, rellenos, tacos, burritos, combination platters and daily specials, complemented by a variety of appetizers, soups and salads. Each of our restaurants also offers a variety of homemade sauces, including our signature Hatch Green Chile, Boom-Boom and Creamy Jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. During the COVID-19 pandemic the Company offered a limited menu featuring a number of long-time favorites and introduced convenient family meal and beverage kits. Our menu offers considerable value to our customers with an average check of $16.93 as of December 27, 2020, which we believe is on the lower end of our casual dining peer group. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the King's Punch, a made-to-order, hand-shaken rum cocktail served in our signature shaker. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 27, 2020, alcoholic beverages constituted approximately 15.0% of our total restaurant sales.
We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Including patio space, our restaurants range in size from 5,300 to 12,200 square feet, with seating for approximately 200 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allow us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 3,900 customers per location per week or 203,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.
The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. In response to the COVID-19 pandemic, we took various steps to reduce non-essential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. See Item 1A. "Risk Factors—COVID-19 has harmed our business and may continue to do so" for additional information.
Our Business Strengths
Over our 38-year operating history, we have developed and refined the following strengths:
Fresh, Authentic Mexican and Tex-Mex Inspired Cuisine. Our goal is to provide unique, authentic Mexican and Tex-Mex inspired food using only the freshest ingredients. We believe we serve authentic Mexican and Tex-Mex inspired food based on our recipes, ingredients, cooking techniques and food pairings, which originated from our founders’ friends and families from

Texas, Mexico and New Mexico. Every day in each restaurant, we roast and hand-pull chicken, hand-make fresh tortillas, squeeze fresh lime juice and prepare fresh guacamole from whole avocados. In addition, we make all of our homemade sauces daily using high-quality ingredients. We believe this commitment to made-from-scratch, freshly prepared cooking results in great tasting, high-quality food, a sense of pride among our restaurant employees and loyalty among our customers. Some of our restaurant operations teams travel to Hatch, New Mexico every summer to hand-select batches of our green chiles. We believe our commitment to serving high-quality food is also evidenced by serving only Choice quality beef and fresh ingredients. We believe our servers and kitchen staff are highly proficient in executing the core menu and capable of satisfying large quantities of custom orders, as the majority of our orders are personalized.
Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex-Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers with an average check of $16.93 as of December 27, 2020, which we believe is on the lower end of our casual dining peer group. Through our training programs, we teach our employees to make sure that each plate is prepared according to our presentation and recipe standards.
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
We believe these signature elements, combined with attentive service from our friendly and energetic employees create an upbeat ambience with a funky, eclectic and somewhat irreverent atmosphere. Our restaurants feature a fun mix of rock and roll, which we believe helps to provide an energetic customer experience. We also believe that each restaurant reflects the character of its individual community. Many of our restaurants have added unique, local elements such as a special wall of photos featuring customers with their dogs. We believe this has allowed our customers to develop a strong sense of pride and ownership in their local Chuy’s.
Deep Rooted and Inspiring Company Culture. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and restaurant experience. Since our founding in 1982, we believe we have developed close personal relationships with our customers, employees and vendors. We emphasize a fun, passionate and authentic culture and encourage active social responsibility and involvement in local communities. We regularly sponsor a variety of community events including our annual Chuy’s Children Giving to Children Parade in our hometown of Austin, Texas, and other local charitable events. We also support St. Jude Children's Research Hospital on their annual pin-up campaign, raising money and awareness for childhood cancer treatments. We believe our employees and customers share a unique energy and passion for our concept. We believe these characteristics contribute to our favorable annual employee turnover rate at our comparable restaurants and our goal of promoting a significant number of restaurant-level managers from within, as well as our solid base of repeat customers.
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
Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 27, 2020, our comparable restaurants generated average unit volumes of $3.5 million, with our highest volume comparable restaurant generating approximately $8.4 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $2.4 million.
Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. As of December 27, 2020 our senior management team had an average of approximately 36 years of restaurant experience and our 92 general managers had an average tenure at Chuy’s of approximately 8 years. In 2007, we hired our CEO and President, Steve Hislop. Since Mr. Hislop’s arrival in 2007, we have opened, and continue to operate, 84 new restaurants across the U.S. as of December 27, 2020.
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
We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. We opened nine new restaurants in 2018, one in a new market and eight backfilling existing markets. We opened six restaurants backfilling existing markets and closed six under-performing restaurants in 2019. We opened one new restaurant in 2020 and postponed four new store openings to 2021 as part of our response to the COVID-19 pandemic. During 2021, we plan to open a total of four to six restaurants in existing markets.
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
We prioritize customer service in our restaurants, and will continue to invest significantly in ongoing training of our employees. In addition to our new manager's training program and frequent “Culture Clubs,” our trainers are dispatched to open new restaurants and ensure a solid foundation of customer service, food preparation and our cultured environment. We believe these initiatives will help enhance customer satisfaction, minimize wait times and help us serve our customers more efficiently during peak periods, which we believe is particularly important at our restaurants that operate at or near capacity.
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
Real Estate
As of December 27, 2020, we leased 112 locations, of which 93 are free-standing restaurants and 19 are end-cap or in-line restaurants in Class A locations and 15 of which are closed. We also own one property with a free-standing restaurant in Indiana. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Including patio space, our restaurants range in size from approximately 5,300 to 12,200 square feet, averaging approximately 8,000 square feet with seating capacity for approximately 200 to 400 customers. All of our leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial terms of our leases are 10 or 15 years in length with two to three, five-year extension options. The initial terms of our leases currently expire between 2021 and 2040. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.
Site Selection Process
We developed a targeted site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We recently implemented a full-service spatial analytics tool to conduct a comprehensive analysis of new market potential, customer profiling and site selection, which will enhance our site acquisition and qualification process in future years. We seek to identify sites that contribute to our “If you’ve seen one Chuy’s, you’ve seen one Chuy’s” vision, meaning no two restaurants are alike. As we do not have standardized restaurant requirements with respect to size, location or layout, we are able to be flexible in our real estate selection process. In line with this strategy, we prefer to identify a combination of conversion sites as well as ground-up prototypes. We currently pursue restaurants in existing markets, and we will continue to expand in selected regions throughout the U.S.
Our Real Estate and Development team works with a master broker who is responsible for identifying and working with local brokers to conduct preliminary research regarding possible development locations. This master broker also assists in site selection and market research. The preliminary research includes an analysis of traffic patterns, parking, access, demographic characteristics, population density, hotel occupancy, major employers, restaurant sales, level of affluence and current or expected co-retail and restaurant tenants. The key criteria for a potential site is the population within a three mile radius of the restaurant has a high concentration of our target demographic, which is persons ages 21 to 44 and persons with median income ranges in excess of $60,000 per year that dine out frequently. We also seek locations with high visibility, especially in a new market, and ample surface parking spaces. If our financial criteria are met, our Vice Presidents of Operations and Chief Executive Officer visit potential sites and then management negotiates leases.
Design
After identifying a site, we commence our restaurant buildout. We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain certain distinguishable elements across virtually all locations – hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Nearly all of our restaurants feature outdoor patios. Additionally, our flexible seating arrangements allow us to cater to families and parties of all sizes including larger groups, which we believe is a key differentiator from other casual dining operators.
Our new restaurants are either ground-up prototypes or conversions. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $2.5 million to $3.5 million. The flexibility of our concept has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 14 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.
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
Restaurant Operations
We currently have twenty supervisors that report directly to our four Vice Presidents of Operations who in turn report to our Chief Operating Officer. Each supervisor oversees an average of approximately four to six restaurants. The staffing at our restaurants typically consists of a general manager, a kitchen manager and three to five assistant managers. In addition, each of our restaurants employs approximately 60 hourly employees.
Sourcing and Supply
We rely on one national distributor, Performance Food Group (“PFG”), and various other suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. Our national distributor makes deliveries to each restaurant two to three times each week. Our distributor relationship with PFG has been in place for approximately eight years and covers all of our locations. For our chicken products, we also rely on two suppliers for all of our locations. For our green chiles, each year we contract with a supplier from a group of farmers in Hatch, New Mexico. If and to the extent the farmers are unable or do not supply a sufficient amount of green chiles or if we need chiles out of season, we purchase the excess amount from several approved suppliers. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Changes in the price or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
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
Building Our Brand
We believe our restaurants appeal to a broad spectrum of customers due to our freshly-prepared food and beverage offerings, attentive service and fun dining experience. Our target demographic is persons ages 21 to 44 and persons with median income in excess of $60,000 per year that dine out frequently. We aim to build our brand image and awareness at the company level while retaining local neighborhood relationships. We achieve this through digital initiatives and targeted traditional advertising that attract new customers combined with local store marketing initiatives aimed at increasing the frequency of visits by our current customers. We partner with a national media advertising agency and a full-service marketing agency to plan our marketing strategy and our core creative direction. At the local level, we primarily foster relationships with schools, hotels, businesses, sports teams and neighborhood associations and sponsor local charity events. We also focus on generating significant brand awareness at new restaurant openings.
Digital Marketing
We have increased our digital presence through paid search and social media, paid influencer campaigns and online listings. Our increased social media presence, primarily on Facebook and Instagram, has enabled us to reach a significant number of people in a timely fashion and at a low cost. We have a Facebook page and a social media champion for every restaurant, allowing us to connect to the community with local content and celebrate our people and our culture. In addition to reaching a larger audience with targeted messaging and radius geo-fencing, we are gathering more accurate demographic information and insight into our customers behaviors. Our Online Ordering and Table Management platforms are fully integrated with our digital initiatives, generating additional customer data points. We are able to use these data points to drive our behavioral e-mail marketing campaigns.
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
We regularly support a variety of community events, primarily focusing on helping children's charities. For over 32 years, we have fundraised for Operation Blue Santa in Austin, Texas. Operation Blue Santa provides gifts and holiday meals to families in need in Central Texas. Other local events we have sponsored include the Youth for Tomorrow Golf Classic in Northern Virginia, the Vanderbilt Children's Hospital River of Hope Radiothon in Nashville, Tennessee and the University of Kentucky Children's Hospital Survivor's Picnic in Lexington, Kentucky.
Off-Premise
We have increased our brand awareness outside of the four walls through our off-premise initiatives. Our restaurant To Go specialists take care of traditional phoned-in To Go orders and build relationships with local businesses to increase To Go orders to customers who are unable to come to our restaurants. We have fully implemented our Online Ordering platform, allowing customers to directly order Chuy's from their personal computers or smart devices. We have added catering vans, equipment and a dedicated Catering Manager to several of our major markets. The Company partners with several third party delivery services to create another channel for new and existing customers to be exposed to our brand. DoorDash is currently our preferred delivery partner. Among other benefits, we believe this partnership will reduce the overall delivery costs and increase efficiencies in the third party delivery process.
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
We believe that our current systems and practice of implementing regular updates position us well to support our business.
Government Regulation
Our restaurants are subject to licensing and regulation by a number of government authorities, including the alcoholic beverage control, health, sanitation, zoning and public safety agencies in the states or municipalities in which our restaurants are located. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations during the COVID-19 pandemic.
For the twelve months ended December 27, 2020, approximately 15.0% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. We are also subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
We are also subject to numerous federal, state and local laws affecting our business, including (1) laws relating to (a) immigration, employment, minimum wages, breaks, overtime, tip credits, worker conditions and health care, (b) nutritional labeling, nutritional content, menu labeling and food safety and (c) information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, (2) the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled, and (3) environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2020, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.
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
Human Capital Management
As of December 27, 2020, we had approximately 6,100 employees, including 90 corporate management and staff personnel, 510 restaurant level managers and 5,500 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees. Our employees are a cornerstone of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. During the first quarter, as part of managements response to the COVID-19 pandemic, we had furloughed a substantial number of hourly employees as well as store management personnel to right-size our operations as the Company transitioned to an off-premise only operating model. As our restaurants reopened, we were able to rehire approximately 50% of furloughed management employees and approximately 60% of furloughed hourly employees.
We devote significant resources to identifying, selecting and training restaurant-level employees, with a several month long training program for all of our restaurant managers that includes restaurant training and “cultural” training, in which managers observe our established restaurants’ operations and customer interactions. We typically have in-store trainers at each existing location who provide both front- and back-of-the-house training on site. We conduct comprehensive training programs for our management, hourly employees and corporate personnel. Our training program covers leadership, team building, food safety certification, alcohol safety programs, customer service philosophy training, sexual harassment training and other topics.
Our training process in connection with opening new restaurants has been refined over the course of our experience. Trainers oversee and conduct both service and kitchen training and are on site through the first two weeks of opening and remain on site as needed and depending on unit volumes during the initial weeks. We have one front- and one back-of-the-house training coordinators, and these training coordinators remain on-site to manage the opening with our other trainers. The lead and other trainers assist in opening new locations and lend support and introduce our standards and culture to the new team. We believe that hiring the best available team members and committing to their training helps keep retention high during the restaurant opening process.
Fostering and maintaining a strong, healthy culture is a key strategic focus and drives our relationship with our customers, shareholders, business partners, communities and employees and enhances and differentiate our brand reputation. We devote substantial resources to provide extensive cultural training our employees. In conjunction with our training activities, we hold “Culture Clubs” several times per year, as a means of fully imparting Chuy’s history through personal stories of our founders.
The health and safety of our employees is a top priority, particularly in our re-opened restaurants during the COVID-19 pandemic. In protecting our employees’ safety, we have invested in creating safe work environment by taking additional measures. For our office employees, we have added work from home flexibility and mandatory COVID-19 protocol to be followed at the corporate office. For our restaurant employees, we have increased cleaning protocols, implemented temperature screenings and provided additional personal protective equipment and cleaning supplies. For all employees, we currently require masks to be worn in all restaurants and offices and regularly provide company wide updates regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.
Company Information
The Company was incorporated in Delaware in 2006. Our principal executive office is located at 1623 Toomey Road, Austin, Texas 78704 and our telephone number is 1-888-HEY-CHUY. Our website address is www.chuys.com. The information on our website is not incorporated by reference into this report.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission ("SEC").
ITEM 1A.    RISK FACTORS
In evaluating our Company, you should consider carefully the following risk factors and the other information in this report, including our consolidated financial statements and related notes to those statements. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed.
Risks Relating to Our Business and Industry
COVID-19 has harmed our business and may continue to do so.
The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. In response to the COVID-19 pandemic, we took various steps to reduce non-essential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. However, we cannot predict how soon we will be able to reopen all of our restaurants at full capacity, open new restaurants in the future or whether we will have to revert back to an off-premise only operating model at some or all of our restaurants. Our ability to continue to operate existing restaurants and open new restaurants in the future will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once all restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.
The COVID-19 pandemic has caused and may continue to cause significant disruptions to our ability to generate revenue and cash flows, and uncertainty regarding the length of the disruption may adversely harm our ability to raise additional capital. The COVID-19 pandemic adversely affected and may in the future continue to adversely affect the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 pandemic lasts. The equity markets in the United States have been extremely volatile due to the COVID-19 pandemic and our stock price has fluctuated significantly. Continued volatility in the equity markets and our stock price could negatively impact our ability to raise additional capital. The ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend on our ability to have sufficient liquidity until such time as our restaurants can again generate revenue and profits capable of supporting our ongoing operations, all of which remain highly uncertain at this time.
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
We could also experience other potential impacts as a result of the COVID-19 pandemic that are not completely known at this time, including, but not limited to, charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and additional long-lived asset impairment charges. Our actual results may differ materially from our current estimates as the scope of the COVID-19 pandemic evolves, depending largely though not exclusively on the duration of the disruption to our business.
Our financial results depend significantly upon the success of our existing and new restaurants.
Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of December 27, 2020, we operated 92 restaurants, of which 6 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations.
The success of our restaurants revolves principally around customer traffic and average check per customer and customer experience. Significant factors that might adversely affect customer traffic and average check per customer include, without limitation:
•the COVID-19 pandemic and other future health crises and the actions taken in response by governmental authorities and others to contain these health crises or treat their impact, including stay-at-home orders;
•uncertain or declining economic conditions, including housing market downturns, rising unemployment rates, lower disposable income, credit conditions, fuel prices and consumer confidence and other events or factors that adversely affect consumer spending in the markets we serve;

•increased competition in the restaurant industry, particularly in the Mexican cuisine and casual and fast-casual dining segments;
•changes in consumer preferences;
•customers’ budgeting constraints;
•customers' acceptance of our brand in new markets;
•customers’ failure to accept menu price increases that we may make to offset increases in key operating costs;
•our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambience and service; and
•customer experiences from dining in our restaurants.
Our restaurants are also susceptible to increases in certain key operating expenses that are either wholly or partially beyond our control, including, without limitation:
•food and other raw materials costs, including to-go supplies, many of which we do not or cannot effectively hedge;
•labor costs, including wage, workers’ compensation and other benefits expenses;
•rent expenses and construction, remodeling, maintenance and other costs under leases for our new and existing restaurants;
•compliance costs as a result of changes in regulatory or industry standards;
•energy, water and other utility costs;
•costs for insurance (including health, liability and workers’ compensation);
•information technology, delivery service charges and other logistical costs; and
•expenses due to litigation against us.
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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 to 92 restaurants as of December 27, 2020. We plan to open a total of four to six restaurants during fiscal year 2021. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:
•identification and availability of appropriate locations that will drive high levels of customer traffic and sales per unit;
•inability to generate sufficient funds from operations or to obtain acceptable financing to support our development;
•recruitment and training of qualified operating personnel in the local market;
•availability of acceptable lease arrangements, including sufficient levels of tenant allowances;
•the financial viability of our landlords, including the availability of financing for our landlords and our landlords ability to pay tenant incentives on a timely basis;
•construction and development cost management;
•timely delivery of the leased premises to us from our landlords and punctual commencement of our buildout construction activities;
•delays due to the customized nature of our restaurant concepts and decor, construction and pre-opening processes for each new location;
•obtaining all necessary governmental licenses and permits, including our liquor licenses, on a timely basis to construct or remodel and operate our restaurants;

•our inability to comply with certain covenants under our revolving credit facility (the "Revolving Credit Facility") that could limit our ability to open new restaurants;
•consumer tastes in new geographic regions and acceptance of our restaurant concept;
•competition in new markets, including competition for restaurant sites;
•unforeseen engineering or environmental problems with the leased premises;
•adverse weather during the construction period;
•anticipated commercial, residential and infrastructure development near our new restaurants;
•other unanticipated increases in costs, any of which could give rise to delays or cost overruns; and
•the COVID-19 pandemic and other future health crises and the actions taken in response by governmental authorities and others to contain these health crises or treat their impact, including stay-at-home orders.
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
The restaurant industry depends on consumer discretionary spending. Economic conditions are uncertain and may decline or become more uncertain and may repress consumer confidence and discretionary spending. If current economic conditions decline or become more uncertain for a prolonged period of time, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out. We believe that if volatile economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and restaurant closures could result from prolonged negative restaurant sales, which could harm our business, financial condition and results of operations.
Changes in consumer buying patterns, particularly e-commerce sites and off premise sales could harm our business, financial condition and results of operations.
In the last several years and more recently during the COVID-19 pandemic, off premise sales, including delivery, have increased due to consumer demand for convenience and safety. While we plan to continue to invest in the growth of our off premise sales, there can be no guarantee that we will be able to increase and/or maintain our off premise sales. Off premise sales could also cannibalize dine in sales. Additionally, our systems and procedures may not be sufficient to handle off premise sales, which require additional investments in technology and people. Our failure to manage off premise sales effectively could harm our business, financial condition and results of operations.
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
Approximately 40% of our restaurants are located in Texas and, as a result, we are sensitive to economic, adverse weather and other trends and developments in that state.
As of December 27, 2020, we operated a total of 38 restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas, local labor issues, changes in energy prices, adverse weather conditions, hurricanes, droughts, fires or other natural or man-made disasters could harm our business, financial condition and results of operations.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on our national distributor, PFG, and various other suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. For our chicken products, we rely on one supplier for all of our locations. See "Item 1. Business—Sourcing and Supply" for information regarding our suppliers. Any increase in distribution prices, increase in the prices charged by suppliers or failure to perform by these third-parties could cause our food costs to increase or us to experience short-term unavailability of certain products. Failure to identify an alternate source of supply for these items may result in significant cost increases and an inability to provide certain of the items on our menu. If these events occur, it may reduce the profitability of certain of our offerings and may cause us to increase our prices. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in service by common carriers that ship goods within our distribution channels, may result in significant cost increases and reduce sales. Changes in the price, as a result of inflation or otherwise, or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customer’s demands, which could harm our business, financial condition and results of operations.
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
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as COVID-19, Ebola, Avian Flu, SARS and H1N1. To the extent that a virus is foodborne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. To the extent that a virus is transmitted by human-to-human contact, our employees or guests could become infected, or could choose, or be advised or required, to avoid gathering in public places, any one of which could harm our business, financial condition and results of operations.
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
During fiscal years 2018, 2019 and 2020 we opened nine, six and one restaurants, respectively. During 2021, we plan to open a total of four to six restaurants. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our business, financial condition and results of operations could be harmed. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would harm our business, financial condition and results of operations.
Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.
We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could harm our business, financial condition and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance and directors’ and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase. These increases, as well as any new federal legislation regarding healthcare, could harm our business, financial condition and results of operations, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our customers.
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
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptions. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations or if software or third-party vendors that support our information technology environment are compromised, our business, financial condition and results of operations could be harmed and subject us to litigation or actions by regulatory authorities. Further, adverse publicity resulting from such an event may harm our business, financial condition and results of operations. Although we have employed both internal resources and external consultants to audit our systems, and test them for vulnerability, and we have implemented firewalls, data encryption and other security controls and intend to maintain and upgrade our security technology and operational procedures to prevent damage, breaches or other disruptions, these measures may not eliminate all risks.
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
Risks Relating to Our Workforce
Increases in our labor costs, including as a result of changes in government regulation, could slow our growth or harm our business.
We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases. Unfavorable fluctuations in market conditions, availability of insurance or changes in state and/or federal regulations could significantly increase our labor costs. We are subject to federal, state, and local laws governing employment practices and working conditions. These laws cover wage and hour practices, labor relations, paid and family leave, and workplace safety, among others. The number of laws and regulations being passed at the state and local level creates unique challenges as different standards apply to different locations, sometimes with conflicting requirements. In addition, we are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits which are more costly to defend. Also, some employment related claims in the area of wage and hour disputes are not insurable risks.

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
Further, changes to immigration laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees that unbeknown to us were unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. Our business, financial condition and results of operations could be harmed as a result of any of these factors.
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
Risks Relating to Legal, Regulatory, Tax and Accounting Issues
New legal or regulatory requirements, information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings. We are required to publish the total number of calories of standard menu items on menus, along with a statement that puts this calorie information in the context of a total daily calorie intake. We are also required to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus about the availability of this information. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to adapt our menu offerings to trends and eating habits, which could harm our business, financial condition and results of operations.
Further, many jurisdictions require that we have a food safety and quality management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. We expect to incur certain costs to comply with these regulations and these costs may be more than we anticipate. Our business, financial condition and results of operations may be harmed if we fail to comply with these laws or regulations or our food management system is unable to prevent an issue.
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
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment, operating lease assets and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Deficient restaurant-level cash flow (defined as restaurant net income plus depreciation, gain and/or loss on assets and pre-opening expense) over the previous 24-month period in a stabilized location is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated undiscounted future cash flow expected to be generated by the restaurant. If the carrying amount of the restaurant exceeds estimated future cash flow, an impairment charge is recognized for the amount by which the asset’s carrying amount exceeds its fair value. As a result of the above-mentioned review process, we recognized a non-cash loss on asset impairment of $20.9 million, $12.7 million and $12.3 million in fiscal years 2020, 2019 and 2018, respectively.
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
Risks Relating to Our Indebtedness
Limitations in our Revolving Credit Facility may limit our ability to invest in the ongoing needs of our business and if we are unable to comply with our financial covenants, our liquidity and results of operations could be harmed.
At December 27, 2020 we had no outstanding indebtedness under our Revolving Credit Facility.
Our Revolving Credit Facility places certain conditions on us, including that it: (1) limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate; (2) makes us more vulnerable to increases in interest rates, as borrowings under our Revolving Credit Facility are at variable rates; (3) limits our ability to obtain additional financing in the future for working capital or other purposes; and (4) could place us at a competitive disadvantage compared to our competitors.

Our Revolving Credit Facility places certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our Revolving Credit Facility, we may incur substantial additional indebtedness under that facility and may incur obligations that do not constitute indebtedness under that facility. The Revolving Credit Facility also places certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. These restrictions limit or prohibit, among other things, our ability to: (1) pay dividends on, redeem or repurchase our stock or make other distributions; (2) incur or guarantee additional indebtedness; (3) sell stock in our subsidiaries; (4) create or incur liens; (5) make acquisitions or investments; (6) transfer or sell certain assets or merge or consolidate with or into other companies; and (7) enter into certain transactions with our affiliates.
Failure to comply with certain covenants or the occurrence of a change of control under our Revolving Credit Facility could result in the acceleration of our obligations under the Revolving Credit Facility, which would harm our business, liquidity, capital resources and results of operations.
Our Revolving Credit Facility also requires us to comply with a growth capital expenditure limitation, certain financial covenants including a minimum fixed charge coverage ratio, a maximum total leverage ratio, a minimum liquidity covenant and monthly sales, cash flow and liquidity reporting requirements. Changes with respect to these financial covenants may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the Revolving Credit Facility, which would harm our business, liquidity, capital resources and results of operations.
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
Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock could fluctuate significantly for various reasons, which may include:
•our quarterly or annual earnings or those of other companies in our industry;
•changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in accounting standards, policies, guidance, interpretations or principles;
•additions or departures of our senior management personnel;
•sales of our common stock by our directors and executive officers;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•actions by stockholders;
•the level and quality of research analyst coverage for our common stock, changes in financial estimates or investment recommendations by securities analysts following our business or failure to meet such estimates;
•the financial disclosure we may provide to the public, any changes in such disclosure or our failure to meet such disclosure;

•various market factors or perceived market factors, including rumors, whether or not correct, involving us, our distributors or suppliers or our competitors;
•acquisitions or strategic alliances by us or our competitors;
•short sales, hedging and other derivative transactions in our common stock;
•the operating and stock price performance of other companies that investors may deem comparable to us; and
•other events or factors, including public heath crises and changes in general conditions in the United States and global economies or financial markets (including those resulting from acts of God, war, incidents of terrorism or responses to such events).
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
Future sales of our common stock by us, existing stockholders or holders of equity awards in the public market could lower our share price and any additional capital raised by us through the sale of our common stock or the granting of additional equity-based compensation may dilute your ownership in us.
Sales of substantial amounts of our common stock in the public market by us, our existing stockholders or upon the exercise of outstanding stock options or equity awards held by our directors and employees may adversely affect the market price of our common stock. Additional capital raised by us through the sale of our common stock or the granting of additional equity-based compensation may dilute your ownership in us. Such sales could also create public perception of difficulties or problems with our business. These sales might also make it more difficult for us to sell securities in the future at a time and price that we deem appropriate.
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
Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, up to 15,000,000 shares of undesignated preferred stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by a majority of our board of directors, the Chair of our board of directors, or our Chief Executive Officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only for cause by the holders of a supermajority of our outstanding shares of capital stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
As of December 27, 2020, we operated 92 restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	2
Arkansas	3
Colorado	4
Florida	7
Georgia	2
Illinois	1
Indiana	3
Kentucky	5
Louisiana	1
Missouri	1
North Carolina	3
Ohio	6
Oklahoma	3
South Carolina	1
Tennessee	6
Texas	38
Virginia	6
Total	92

As of December 27, 2020 we have also signed leases and are in development for five additional restaurants: one in Amarillo, Texas; one in Southport, Indiana; one in Pembroke Pines, Florida; one in Brentwood, Tennessee; and one in White Bridge, Tennessee. We generally lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. For additional information regarding our obligations under our leases, see Note 10 to our Consolidated Financial Statements. See Item 1. "Business—Real Estate" for additional information regarding our properties.
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
ITEM 3.    LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 15 to our Consolidated Financial Statements.
ITEM 4.    MINE SAFETY DISCLOSURES
None

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares are traded on the Nasdaq Global Select Market under the symbol “CHUY”.
Holders
As of March 1, 2021, there were approximately five holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy
During the fiscal years ended December 27, 2020 and December 29, 2019 we did not declare or pay any dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation, growth of our business and, to the extent that our board of directors believes appropriate in light of market conditions, the repurchase of shares of our common stock pursuant to the board-approved share repurchase plan. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Purchases of Equity Securities by the Issuer
None

Stock Performance Chart
The following graph compares the cumulative stockholder return on our common stock relative to the Nasdaq Composite, the S&P 600 Restaurants Index and a peer group consisting of: Bloomin' Brands, Inc., Brinker International, Inc., The Cheesecake Factory Incorporated, BJ's Restaurants, Inc., Red Robin Gourmet Burgers, Inc. and Texas Roadhouse, Inc. The peer group consists of companies which compete in the casual dining segment of the restaurant industry. The comparison assumes a $100 initial investment and the reinvestment of dividends. This graph is furnished and not filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the below stock performance graph is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

Stock Performance Chart

$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
12/27/15
12/25/16
12/31/17
12/30/18
12/29/19
12/27/20
CHUY
Peer Group
NASDAQ Composite Index
S&P 600 Restaurants

	12/27/2015	12/25/2016	12/31/2017	12/30/2018	12/29/2019	12/27/2020
Chuy's Holdings, Inc.	100.00	105.81	90.08	57.68	82.95	89.69
S&P 600 Restaurants	100.00	118.74	123.26	133.67	148.82	191.34
Peer Group	100.00	117.62	110.96	112.50	111.19	133.54
NASDAQ Composite Index	100.00	108.20	136.74	130.43	178.40	253.63

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial and operating data for each of the five fiscal years in the period ended December 27, 2020 are derived from our audited consolidated financial statements. Not all periods shown below are discussed in this Annual Report on Form 10-K. This selected consolidated financial and operating data should be read in conjunction with the consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Years Ended (1)
	December 27, 2020	December 29, 2019	December 30, 2018	December 31, 2017	December 25, 2016
	(Amounts are shown in thousands, except per share and store amounts)
Consolidated Statements of Income:
Revenue	$320,952	$426,357	$398,200	$369,589	$330,613
Costs and Expenses:
Cost of sales	79,033	110,152	101,946	96,270	85,542
Labor	98,184	150,779	144,325	128,846	110,730
Operating	50,352	62,121	57,457	51,462	45,900
Occupancy	29,406	32,151	30,028	25,642	22,204
General and administrative	22,195	23,681	20,725	18,661	17,560
Marketing	2,732	5,555	3,929	2,756	2,390
Restaurant pre-opening	1,769	2,949	4,382	6,233	5,348
Legal settlement	—	615	—	—	—
Impairment, closed restaurant and other costs	26,794	14,179	12,336	—	1,517
Gain on insurance settlements	(1,000)	—	—	(1,362)	—
Depreciation	20,031	20,739	19,804	17,560	15,081
Total cost and expenses	329,496	422,921	394,932	346,068	306,272
(Loss) income from operations	(8,544)	3,436	3,268	23,521	24,341
Interest expense, net	257	122	83	65	63
(Loss) income before income taxes	(8,801)	3,314	3,185	23,456	24,278
Income tax (benefit) expense	(5,507)	(2,901)	(2,354)	(5,500)	7,034
Net (loss) income	$(3,294)	$6,215	$5,539	$28,956	$17,244
Per Share Data:
Basic net (loss) income per share	$(0.18)	$0.37	$0.33	$1.71	$1.03
Diluted net (loss) income per share	$(0.18)	$0.37	$0.32	$1.70	$1.02
Weighted average common stock outstanding
Basic	18,396,335	16,728,955	16,931,589	16,894,986	16,676,073
Diluted	18,396,335	16,824,395	17,062,347	17,003,233	16,887,882
Consolidated Balance Sheets Data:
Cash and cash equivalents	$86,817	$10,074	$8,199	$8,785	$13,694
Net working capital (deficit) (2)	51,243	(19,416)	(8,818)	929	(417)
Total assets (3)	493,675	446,069	277,084	271,967	240,728
Total stockholders’ equity	$241,858	$194,936	$193,851	$188,962	$157,065

Total restaurants in operation	92	100	100	91	80
(1)We utilize a 52- or 53-week accounting period which ends on the last Sunday of the calendar year. The fiscal year ended December 31, 2017 was comprised of 53 weeks and the other four fiscal years were comprised of 52 weeks.
(2)Net working capital (deficit) includes approximately $48.2 million net proceeds received in the Company's ATM offering during the year ended December 27, 2020.
(3)As a result of the adoption of Leases (Topic 842), total assets include approximately $159.2 million and $169.3 million of operating lease assets as of December 27, 2020 and December 29, 2019 respectively.

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
COVID-19 Pandemic
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. As of December 27, 2020, the Company had reopened dining rooms at varying degrees of operating capacity in its 92 operating restaurants.
Selected monthly comparable restaurant sales and average weekly sales per restaurant for the fourth quarter and first quarter of 2021 to-date are as follows:

	Month Ending
	10/25/20	11/22/20	12/27/20	1/24/21
Comparable Restaurant Sales	(14.2)%	(18.0)%	(21.8)%	(14.7)%
Average Weekly Sales per Restaurant	$68,464	$64,473	$64,655	$69,399
Number of Open Restaurants	92	92	92	92
Comparable restaurant sales were negatively impacted by closures of dining rooms in Kentucky, Colorado and Illinois during the latter part of November and December due to the COVID-19 pandemic as well as reduced traffic during the Thanksgiving week and Christmas Day which fell on Friday, a higher volume day, as compared to Wednesday last year. Off-premise sales remained strong at a rate more than double pre-COVID-19 levels ranging from 30% to 35% of all revenue during the fourth quarter and the first quarter of 2021 to date.
During the fiscal year ended December 27, 2020, the Company took various steps to reduce non-essential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. The Company also enhanced its liquidity position by selling shares of its common stock in an "At-The-Market" ("ATM") offering and using a portion of the net proceeds to repay the $25.0 million outstanding under its revolving credit facility. As of December 27, 2020, the Company had $86.8 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility. Management believes the Company's strong financial position, combined with the measures taken during the pandemic, will allow the Company to meet its financial obligations over the next twelve months.
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
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of December 27, 2020, we operated 92 restaurants across 17 states.
We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex-Mex inspired dishes. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ dining experience.
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
Our Growth Strategies and Outlook
Our growth is based primarily on the following strategies:
•Pursue new restaurant development in major markets;
•Backfill smaller existing markets to build brand awareness;
•Deliver consistent same store sales by providing high-quality food and service at a considerable value; and
•Leverage our infrastructure.
We opened one restaurant in fiscal 2020 and postponed the rest of the planned restaurant development to fiscal 2021 in response to the COVID-19 pandemic. During fiscal 2021, we plan to open four to six restaurants. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing core markets and major new markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 86, 88 and 81 restaurants at December 27, 2020, December 29, 2019 and December 30, 2018, respectively.
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
The following table presents operating data for the periods indicated:

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Total restaurants (at end of period)	92	100	100
Total comparable restaurants (at end of period)	86	88	81
Average unit volumes (in thousands) (1)	$3,477	$4,318	$4,264
Change in comparable restaurant sales (1)	(22.1)%	2.6%	0.5%
Average check	$16.93	$15.74	$15.08
(1)We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2020, 2019 and 2018 fiscal years each consisted of 52 weeks.
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
Depreciation. Depreciation principally includes depreciation on fixed assets, including equipment and leasehold improvements.
Interest expense, net. Interest expense consists primarily of interest on our outstanding indebtedness, uncommitted credit facility fees and the amortization of our debt issuance costs reduced by interest income, if any.

Results of Operations
Year Ended December 27, 2020 Compared to the Year Ended December 29, 2019
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 27, 2020	% of Revenue	December 29, 2019	% of Revenue	Change	% Change
Revenue	$320,952	100.0%	$426,357	100.0%	$(105,405)	(24.7)%
Costs and expenses:
Cost of sales	79,033	24.6	110,152	25.8	(31,119)	(28.3)
Labor	98,184	30.6	150,779	35.4	(52,595)	(34.9)
Operating	50,352	15.7	62,121	14.6	(11,769)	(18.9)
Occupancy	29,406	9.2	32,151	7.5	(2,745)	(8.5)
General and administrative	22,195	6.9	23,681	5.6	(1,486)	(6.3)
Marketing	2,732	0.9	5,555	1.3	(2,823)	(50.8)
Restaurant pre-opening	1,769	0.6	2,949	0.7	(1,180)	(40.0)
Legal settlement	—	—	615	0.1	(615)	*
Impairment, closed restaurant and other costs	26,794	8.3	14,179	3.3	12,615	89.0
Gain on insurance settlements	(1,000)	(0.3)	—	—	(1,000)	*
Depreciation	20,031	6.2	20,739	4.9	(708)	(3.4)
Total costs and expenses	329,496	102.7	422,921	99.2	(93,425)	(22.1)
(Loss) income from operations	(8,544)	(2.7)	3,436	0.8	(11,980)	*
Interest expense, net	257	—	122	—	135	*
(Loss) income before income taxes	(8,801)	(2.7)	3,314	0.8	(12,115)	*
Income tax benefit	(5,507)	(1.7)	(2,901)	(0.7)	(2,606)	89.8
Net (loss) income	$(3,294)	(1.0)%	$6,215	1.5%	$(9,509)	*

* Not meaningful
Revenue. Revenue was $321.0 million for the year ended December 27, 2020 compared to $426.4 million for the year ended December 29, 2019. The decrease in revenue was primarily attributed to a decline in customer traffic as a result of COVID-19 and closures of six restaurants during fiscal 2019 and nine restaurants during fiscal 2020. The Company operated on an off-premise only operating model beginning in late March 2020 through May 2020. Since then, the Company reopened and operated dining rooms at varying degrees of operating capacity in 92 of its restaurants. The decrease in revenue was partially offset by $11.3 million of incremental revenue from an additional 183 operating weeks provided by new restaurants.
Comparable restaurant sales decreased 22.1% for the year ended December 27, 2020 compared to the same period in 2019 primarily driven by a 27.3% decrease in average weekly customers, partially offset by a 5.2% increase in average check.
Cost of sales. Cost of sales as a percentage of revenue decreased to 24.6% during the year ended December 27, 2020 from 25.8% during the same period in 2019, primarily as a result of switching to a limited menu and eliminating the complimentary buffet style chips and salsa, or “Nacho Car,” which was partially offset by an increase of approximately 60 basis points in the cost of beef and approximately 10 basis points in the cost of dairy and cheese.
Labor costs. Labor costs as a percentage of revenue decreased to 30.6% during the year ended December 27, 2020, from 35.4% during the comparable period in 2019, primarily due to furloughing a substantial number of hourly employees as well as store management personnel to right-size our operations as the Company transitioned to an off-premise only operating model at the end of the first quarter of 2020. Hourly labor rate inflation in comparable stores was approximately 0.4%.
Operating costs. Operating costs as a percentage of revenue increased to 15.7% during the year ended December 27, 2020, from 14.6% during the comparable period in 2019. This increase is mainly driven by increases in delivery service charges and to-go supplies as a result of the growth in the Company's off-premise business, partially offset by lower credit card fees and liquor taxes.
Occupancy costs. Occupancy costs as a percentage of revenue increased to 9.2% during the year ended December 27, 2020 as compared to 7.5% for the same period in 2019, primarily as a result of sales deleverage on fixed occupancy expenses and higher property taxes.

General and administrative expenses. General and administrative expenses decreased $1.5 million, or 6.3%, to $22.2 million for the year ended December 27, 2020, as compared to $23.7 million during the comparable period in 2019. This decrease was primarily driven by a $0.9 million decrease in performance-based bonuses and $0.6 million decrease in travel during the COVID-19 pandemic.
Marketing costs. Marketing costs as a percentage of revenue decreased to 0.9% during the year ended December 27, 2020 from 1.3% during the comparable period in 2019. This decrease was primarily due to the suspension of the Company’s national-level marketing initiatives in response to COVID-19 while relying on more cost effective local store digital marketing efforts during the second and third quarter of 2020. The Company partially resumed it's advertising campaigns during the fourth quarter of 2020.
Restaurant pre-opening costs. Restaurant pre-opening costs decreased by $1.2 million, or 40.0% to $1.8 million for the year ended December 27, 2020 as compared to $2.9 million during the comparable period in 2019 due to a postponement of new store openings, during the COVID-19 pandemic, to fiscal 2021.
Impairment and closed restaurant costs. Impairment, closed restaurant and other costs increased to $26.8 million during the year ended December 27, 2020 from $14.2 million during the comparable period in 2019. As a result of the COVID-19 pandemic, the Company recorded non-cash impairment and other COVID-19 related charges of $21.7 million during fiscal 2020 relating to restaurant closures, discontinuation of the complimentary "Nacho Car" as well as write-offs of idle, or abandoned, development costs. During fiscal 2019, the Company recorded a $12.7 million non-cash impairment charge relating to closures of underperforming restaurants during the year. The Company also incurred $5.1 million and $1.5 million of closed restaurant costs, which include rent expense, utility and insurance costs, during fiscal 2020 and 2019, respectively.
Gain on insurance settlements. During fiscal 2020, the Company received a one-time insurance settlement in the amount of $1.0 million under its trade name restoration insurance policy.
Depreciation. Depreciation decreased $0.7 million to $20.0 million for the year ended December 27, 2020, as compared to $20.7 million during the comparable period in 2019, primarily due to a decrease in depreciation related to closed stores.
Income tax benefit. Income tax benefit was $5.5 million in fiscal 2020 and $2.9 million in fiscal 2019. The increase in the tax benefit was primarily driven by a net loss in fiscal 2020 as compared to net income in the same period last year. The tax benefit recorded in fiscal year 2020 related to the revaluation of deferred tax assets due to the administrative correction of the depreciation recovery period for qualified improvement property and the reinstatement of net operating loss carrybacks as a result of the CARES Act. The Company believes that it will realize all of its deferred tax assets and, therefore, no valuation allowance is required at this time.
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
Net (loss) income. As a result of the foregoing, net loss was $3.3 million in fiscal 2020 compared to net income of $6.2 million in fiscal 2019.

Year Ended December 29, 2019 Compared to the Year Ended December 30, 2018
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 29, 2019	% of Revenue	December 30, 2018	% of Revenue	Change	% Change
Revenue	$426,357	100.0%	$398,200	100.0%	$28,157	7.1%
Costs and expenses:
Cost of sales	110,152	25.8	101,946	25.6	8,206	8.0
Labor	150,779	35.4	144,325	36.2	6,454	4.5
Operating	62,121	14.6	57,457	14.4	4,664	8.1
Occupancy	32,151	7.5	30,028	7.5	2,123	7.1
General and administrative	23,681	5.6	20,725	5.2	2,956	14.3
Marketing	5,555	1.3	3,929	1.0	1,626	41.4
Restaurant pre-opening	2,949	0.7	4,382	1.1	(1,433)	(32.7)
Legal settlement	615	0.1	—	—	615	*
Impairment, closed restaurant and other costs	14,179	3.3	12,336	3.1	1,843	14.9
Depreciation	20,739	4.9	19,804	5.1	935	4.7
Total costs and expenses	422,921	99.2	394,932	99.2	27,989	7.1
Income from operations	3,436	0.8	3,268	0.8	168	5.1
Interest expense	122	—	83	—	39	47.0
Income before income taxes	3,314	0.8	3,185	0.8	129	4.1
Income tax benefit	(2,901)	(0.7)	(2,354)	(0.6)	(547)	23.2
Net income	$6,215	1.5%	$5,539	1.4%	$676	12.2%

* Not meaningful
Impairment, closed restaurant and other costs
Revenue. Revenue increased 7.1% to $426.4 million for the year ended December 29, 2019, as compared to $398.2 million for the year ended December 30, 2018. The increase in revenue was primarily driven by $28.5 million in incremental revenue from an additional 359 operating weeks provided by new restaurants opened during and subsequent to the year ended December 30, 2018 as well as an increase in our comparable restaurant sales. These increases were partially offset by $2.9 million decrease in revenue as a result of the loss of 80 operating weeks as compared to fiscal year 2018 due to the store closures in 2019 and a decrease in revenue from our non-comparable restaurants that are not included in the incremental revenue discussed above. Revenue related to non-comparable restaurants is historically lower as the stores transition out of the 'honeymoon' period that follows a restaurant's initial opening.
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
Cost of sales. Cost of sales as a percentage of revenue increased to 25.8% during the year ended December 29, 2019 from 25.6% during the same period in 2018, primarily as a result of increases in the cost of beef of approximately 40 basis points, produce of approximately 20 basis points, partially offset by decreases in the costs of chicken of approximately 10 basis points, grocery of approximately 10 basis points and bar costs of 10 basis points.
Labor costs. Labor costs as a percentage of revenue decreased to 35.4% during the year ended December 29, 2019, from 36.2% during the comparable period in 2018, primarily due to leverage on higher average check, increased labor efficiency at new store openings and lower training expense for new managers, partially offset by hourly labor rate inflation on comparable stores of approximately 3.3%.
Operating costs. Operating costs as a percentage of revenue increased to 14.6% during the year ended December 29, 2019, from 14.4% during the comparable period in 2018. This increase is mainly driven by higher insurance costs of approximately 10 basis points and higher credit card fees and delivery service charges of approximately 10 basis points.
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
Restaurant pre-opening costs. Restaurant pre-opening costs decreased by $1.4 million, or 32.7% to $2.9 million for the year ended December 29, 2019 as compared to $4.4 million during the comparable period in 2018. This decrease is primarily driven by a decrease in the number of new restaurants under development in fiscal 2019, as compared to fiscal 2018 as well as timing of our openings. During the year ended December 29, 2019, we incurred pre-opening costs for six new restaurants opened during 2019 as well as five restaurants, one of which was opened during fiscal year 2020 and four of which were postponed to fiscal year 2021 as a result of COVID-19. During the year ended December 30, 2018, we incurred pre-opening costs for nine new restaurants opened during 2018 and four restaurants which opened in fiscal year 2019.
Legal settlement. During the fiscal year 2019, the Company recorded $0.6 million ($0.5 million, net of tax or $0.03 per diluted share) related to a pending legal settlement.
Impairment, closed restaurant and other costs. As a result of our impairment analysis and closures of under-performing restaurants during fiscal year 2019, the Company recorded a non-cash asset impairment charge of approximately $12.7 million and $1.5 million of costs related to closed restaurants during the year. As a result of our impairment analysis of under-performing restaurants during the fiscal year 2018, the Company identified six restaurants as impaired and recognized a non-cash asset impairment charge of approximately $12.3 million.
Depreciation. Depreciation increased $0.9 million to $20.7 million for the year ended December 29, 2019, as compared to $19.8 million during the comparable period in 2018, primarily as the result of an increase in equipment and leasehold improvement costs associated with our new restaurants.
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
Our main requirements for liquidity are to support our working capital, restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure, obligations under our operating leases, interest payments on our debt, if any, and to repurchase shares of our common stock subject to market conditions. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. During the first quarter of 2020, and prior to the impact that COVID-19 had on the Company's business operations, the Company repurchased approximately 90,000 shares of its common stock for a total of $1.4 million. As of December 27, 2020, the Company had $28.6 million remaining under its $30.0 million repurchase program that expires on December 31, 2022. As a result of COVID-19, the Company temporarily suspended further share repurchase activity during 2020.
During the second quarter of 2020, the Company issued 3,041,256 shares of its common stock and received net proceeds of $48.2 million after deducting sales agent commissions and offering expenses payable by the Company. A portion of the net proceeds was used to repay the $25.0 million outstanding under the Company's revolving credit facility. The Company intends to use the remaining net proceeds from the ATM offering for general corporate purposes, including, but not limited to, increasing its liquidity as a result of the COVID-19 pandemic.

As of December 27, 2020, the Company had a strong financial position with $86.8 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility. During the fiscal year ended December 27, 2020, the Company took the following measures to enhance its liquidity position in response to the uncertainty caused by the COVID-19 pandemic:
•Temporarily suspended any further activity under its share repurchase program;
•Utilized CARES act provisions to obtain tax savings as well as deferred its portion of social security taxes to future years; and
•Negotiated rent abatements and concessions with the majority of its landlords in response to the COVID-19 pandemic.
Management believes that the Company's strong financial position, combined with the measures taken during the COVID-19 pandemic will allow the Company to meet its financial obligations for at least the next twelve months.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors.”
Cash Flows for the Years Ended December 27, 2020, December 29, 2019 and December 30, 2018
The following table summarizes the statements of cash flows (in thousands):

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Net cash provided by operating activities	$42,714	$43,431	$47,882
Net cash used in investing activities	(12,149)	(33,274)	(44,521)
Net cash provided by (used in) financing activities	46,178	(8,282)	(3,947)
Net increase (decrease) in cash and cash equivalents	76,743	1,875	(586)
Cash and cash equivalents at beginning of year	10,074	8,199	8,785
Cash and cash equivalents at end of period	$86,817	$10,074	$8,199
Operating Activities. Net cash provided by operating activities remained relatively flat at $42.7 million for the year ended December 27, 2020 compared to $43.4 million during the same period in 2019. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The Company was able to sustain the net cash provided by operating activities near the prior year level despite an approximately 25.0% decrease in revenue mainly driven by a 370 basis point improvement in restaurant-level operating margin over fiscal 2019, various cost savings initiatives and cash management efforts during the COVID-19 pandemic.
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
Investing Activities. Net cash used in investing activities decreased $21.1 million to $12.1 million for the year ended December 27, 2020, from $33.3 million for the year ended 2019. The decrease was primarily due to a cancellation of all non-essential capital expenditures and postponement of new store development post COVID-19 to fiscal 2021.
Net cash used in investing activities decreased $11.2 million to $33.3 million for the year ended December 29, 2019, from $44.5 million for the year ended 2018. This decrease is primarily driven by a decrease in the number of new restaurants under development in fiscal 2019 as compared to fiscal 2018 as well as timing of our openings. During the year ended December 29, 2019, we incurred development costs for construction of six new restaurants opened during 2019 as well as five restaurants, one of which was opened during fiscal year 2020 and four of which were postponed to fiscal year 2021 as a result of COVID-19. During the year ended December 30, 2018, we incurred development costs for the construction of nine new restaurants and four restaurants, which opened in fiscal year 2019.
Financing Activities. Net cash provided by financing activities increased $54.5 million to $46.2 million for the year ended December 27, 2020 from net cash used in financial activities of $8.3 million for the same period in 2019. The increase was primarily due to $48.2 million in net proceeds received in the Company's ATM offering completed during the second quarter of 2020 and a $6.4 million decrease in stock repurchases as compared to the same period last year.
Net cash used in financing activities increased $4.4 million to $8.3 million for the year ended December 29, 2019 from $3.9 million for the same period in 2018. The increase in net cash used by financing activities was primarily the result of $4.2 million of repurchases of our common stock in the open market.
For the years ended December 27, 2020 and December 29, 2019, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources typically required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. For our new unit openings, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of approximately $2.5 million to $3.5 million. In addition, we expect to spend approximately $0.5 million per restaurant for restaurant pre-opening costs.
During the next twelve to twenty-four months, we intend to negotiate terminations for all of our closed store operating leases. We estimate the cost of termination of these leases could range between approximately $12.0 to $20.0 million.
For 2021, we currently estimate capital expenditure outlays will range between $15.0 million and $25.0 million and approximately $2.0 million to $3.0 million of restaurant pre-opening costs for new restaurants. These capital expenditure estimates are based on the opening of four to six new restaurants and approximately $7.0 million to maintain and remodel our existing restaurants and for other general corporate purposes.
Based on our growth plans, we believe our existing cash balance combined with future expected cash flows from operations and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2021.
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
We had a net working capital of $51.2 million at December 27, 2020 compared to a deficit of $19.4 million at December 29, 2019. The increase in the net working capital during fiscal year 2020 is primarily driven by $48.2 million net proceeds received in the Company's ATM offering completed during the second quarter of 2020 and improved restaurant level operating margins subsequent to the start of COVID-19 pandemic.
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
The obligations under the Company's Revolving Credit Facility are secured by a first priority lien on substantially all of the Company's asset. As of December 27, 2020, the Company had no borrowings under the Revolving Credit Facility, and we were in compliance with all covenants.
Contractual Obligations
The following table summarizes contractual obligations at December 27, 2020 (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating Lease Obligations (1)	$364,238	$31,161	$57,398	$53,858	$221,821
Purchase Obligations (2)	22,279	22,279	—	—	—
Total	$386,517	$53,440	$57,398	$53,858	$221,821
(1)Reflects the aggregate minimum lease payments for our restaurant operations and corporate office, including approximately $2.1 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession. Operating lease obligations excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales.
(2)Includes contractual purchase commitments for the purchase of goods related to restaurant operations and commitments for construction of new restaurants.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 27, 2020, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
As a result of the above mentioned process, the Company recorded a non-cash loss on asset impairment of $20.9 million during the fiscal year ended December 27, 2020, $12.7 million during the fiscal year ended December 29, 2019 and $12.3 million during the fiscal year ended December 30, 2018.
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
For goodwill, our assessment is performed at the reporting unit level. The Company considers all of its stores in total as one reporting unit. The goodwill impairment test compares the fair value of the reporting unit to the carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded for the difference, limited to the total amount of goodwill allocated to that reporting unit.
Similarly, for the impairment evaluation for indefinite life intangible assets, which includes our trade names, we determine whether the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. Our analysis indicated that no impairments of goodwill or indefinite-lived intangibles occurred during fiscal 2020, 2019 or 2018.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in an annualized change to our interest expense of approximately $2,500 per every million dollars borrowed. As of December 27, 2020, we had no borrowings under our Revolving Credit Facility.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2020 based on the criteria in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2020.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chuy’s Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Chuy’s Holdings, Inc. and its subsidiaries' (the Company) internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 11, 2021 expressed an unqualified opinion.

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
March 11, 2021

ITEM 9B.    OTHER INFORMATION
None
PART III
The information required by Items 10, 11, 12, 13 and 14 will be furnished by an amendment hereto that will contain such information.
PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:
(1)Financial Statements - see Index to Financial Statements appearing on page F-1.
(2)Financial Statement Schedules – None.
(3)Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
4.2	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on March 10, 2020)
10.1*	Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 31, 2020)
10.2*	Form of Restricted Stock Unit Agreement (2020 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2020)
10.3*	Chuy’s Holdings, Inc. 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.4*	Form of Restricted Share Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.5*	Form of Option Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.6*	Form of Restricted Stock Unit Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on form 10-K, filed on March 11, 2014)
10.7*	Form of Restricted Stock Unit Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed on March 12, 2015)
10.8*	Form of Option Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 8, 2015)
10.9*	Chuy’s Holdings, Inc. Amended and Restated 2006 Stock Option Plan (incorporated by reference to Exhibit 10.37 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-176097), filed on May 17, 2012)
10.10*	Form of Stock Option Award Agreement (2006 Stock Option Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.11*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.12*	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.13*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steve Hislop (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.14*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon Howie (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.15*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Mountford (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.16*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Michael Hatcher (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.17*	Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.18*	Credit Agreement, dated November 30, 2012, by and among Chuy’s Holdings, Inc., as borrower, the subsidiaries of Chuy’s Holdings, Inc., as guarantors, and Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012)

10.19	First Amendment to the Credit Agreement, dated October 30, 2015, by and among Chuy’s Holdings, Inc., as borrower, the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 3, 2015)
10.20
Second Amendment to Credit Agreement, dated May 21, 2020, by and among Chuy’s Holdings, Inc., as borrower, the guarantors party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 26, 2020)

21.1+	Subsidiaries of Chuy’s Holdings, Inc.
23.1+	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith
++    Furnished herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 11, 2021	CHUY’S HOLDINGS, INC.

		By:	/s/ STEVEN J. HISLOP
Steven J. Hislop
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVE HISLOP
Steve Hislop	Chairman of the Board, Director, President and Chief Executive Officer (principal executive officer)	3/11/2021
/s/ JON HOWIE
Jon Howie	Director, Vice President and Chief Financial Officer (principal financial and accounting officer)	3/11/2021
/s/ STARLETTE JOHNSON
Starlette Johnson	Director	3/11/2021
/s/ SAED MOHSENI
Saed Mohseni	Director	3/11/2021
/s/ RANDALL DEWITT
Randall DeWitt	Director	3/11/2021
/s/ IRA ZECHER
Ira Zecher	Director	3/11/2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Chuy's Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. and its subsidiaries (the Company) as of December 27, 2020 and December 29, 2019, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 27, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Impairment of long-lived assets
As described in Notes 2 and 12 to the consolidated financial statements, the Company assesses long-lived assets, such as property and equipment and operating lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of the restaurant asset group exceeds estimated future cash flows, an impairment charge may be recognized to the extent by which the restaurant asset group’s carrying amount exceeds its fair value. As of December 27, 2020, long-lived assets consisted of property and equipment, net of $185.1 million and operating lease assets, net of $159.2 million. During the year ended December 27, 2020, the Company recorded an impairment of long-lived assets of $20.9 million.
The Company makes assumptions to estimate future cash flows and to estimate the fair value of assets. We identified the assumptions used by management as a critical audit matter. Estimated future cash flows are based on the Company’s forecasts and understanding of their business, historical operating results and trends in revenue from restaurant operations and restaurant level operating costs. The Company generally uses the depreciated replacement cost method, the market approach, or discounted cash flow projections to estimate fair value. The estimates of undiscounted cash flows and fair value of restaurant asset groups required greater auditor judgment and the use of valuation specialists to assist the auditor in evaluating the assumptions used by management. Specifically, the undiscounted operating cash flow scenarios applied by the Company based on expected future performance, the revenue growth rate, operating margin assumptions, and the assumptions used to determine the fair value of the restaurant asset groups were especially challenging to evaluate as minor changes to those assumptions had a potential significant effect on the Company’s assessment of the fair value of the restaurant asset groups and the amount of the related loss on asset impairment.
Our audit procedures related to the Company’s assumptions used to estimate future cash flows and fair value of the restaurant asset groups, included the following, among others:
•We obtained an understanding of the relevant controls related to the Company’s long-lived asset impairment assessment process and tested such controls for design and operating effectiveness, including controls related to the revenue growth rate, operating margin assumptions used by management to determine undiscounted cash flows, and the fair value of restaurant asset groups.
•We performed sensitivity analyses over the probability weighting scenarios applied by the Company based on expected future performance, the revenue growth rate and the operating margin assumptions.
•We evaluated the Company’s forecasted revenue growth rate and operating margin assumptions, including considerations of the effects related to the COVID-19 pandemic, for the restaurant asset groups by comparing the assumptions to the Company’s historical performance across all restaurant locations to assess the Company’s ability to accurately forecast.
•We evaluated the Company’s assumptions used to determine future cash flows for operating locations, potential lease-up period and sublease income for non-operating locations. We also assessed the discount rate used in the discounted cash flow projections to evaluate the impact of changes on the fair value of restaurant asset groups.
/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Austin, Texas
March 11, 2021

CHUY’S HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 27, 2020	December 29, 2019
Assets
Current assets:
Cash and cash equivalents	$86,817	$10,074
Accounts receivable	1,507	1,426
Lease incentives receivable	200	250
Inventories	1,449	1,657
Income tax receivable	974	—
Prepaid expenses and other current assets	3,614	3,376
Total current assets	94,561	16,783
Property and equipment, net	185,105	210,750
Operating lease assets	159,156	169,299
Deferred tax asset, net	7,806	2,601
Other assets and intangible assets, net	1,078	667
Trade name	21,900	21,900
Goodwill	24,069	24,069
Total assets	$493,675	$446,069
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,977	$4,253
Accrued liabilities	25,775	21,107
Operating lease liabilities	14,566	10,307
Income tax payable	—	532
Total current liabilities	43,318	36,199
Operating lease liabilities, less current portion	207,601	214,541
Other liabilities	898	393
Total liabilities	251,817	251,133

Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 19,710,549 shares issued and outstanding at December 27, 2020 and 16,636,464 shares issued and outstanding at December 29, 2019	197	166
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 27, 2020 and December 29, 2019	—	—
Paid-in capital	144,897	94,712
Retained earnings	96,764	100,058
Total stockholders’ equity	241,858	194,936
Total liabilities and stockholders’ equity	$493,675	$446,069

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Revenue	$320,952	$426,357	$398,200
Costs and expenses:
Cost of sales	79,033	110,152	101,946
Labor	98,184	150,779	144,325
Operating	50,352	62,121	57,457
Occupancy	29,406	32,151	30,028
General and administrative	22,195	23,681	20,725
Marketing	2,732	5,555	3,929
Restaurant pre-opening	1,769	2,949	4,382
Legal settlement	—	615	—
Impairment, closed restaurant and other costs	26,794	14,179	12,336
Gain on insurance settlements	(1,000)	—	—
Depreciation	20,031	20,739	19,804
Total costs and expenses	329,496	422,921	394,932
(Loss) income from operations	(8,544)	3,436	3,268
Interest expense, net	257	122	83
(Loss) income before income taxes	(8,801)	3,314	3,185
Income tax benefit	(5,507)	(2,901)	(2,354)
Net (loss) income	$(3,294)	$6,215	$5,539
Net (loss) income per common share:
Basic	$(0.18)	$0.37	$0.33
Diluted	$(0.18)	$0.37	$0.32
Weighted-average shares outstanding:
Basic	18,396,335	16,728,955	16,931,589
Diluted	18,396,335	16,824,395	17,062,347

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 31, 2017	16,923,741	$169	$100,140	$88,653	$188,962
Stock-based compensation	—	—	3,297	—	3,297
Proceeds from exercise of stock options	25,745	—	453	—	453
Repurchase of shares of common stock	(159,570)	(2)	(3,605)	—	(3,607)
Settlement of restricted stock units	95,581	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(29,124)	1	(794)	—	(793)
Net Income	—	—	—	5,539	5,539
Balance, December 30, 2018	16,856,373	169	99,490	94,192	193,851
Adoption of ASC 842 (Leases)	—	—	—	(349)	(349)
Stock-based compensation	—	—	3,501	—	3,501
Proceeds from exercise of stock options	46,936	—	388	—	388
Repurchase of shares of common stock	(351,774)	(4)	(7,789)	—	(7,793)
Settlement of restricted stock units	123,496	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(38,567)	—	(877)	—	(877)
Net Income	—	—	—	6,215	6,215
Balance, December 29, 2019	16,636,464	166	94,712	100,058	194,936
Stock-based compensation	—	—	3,922	—	3,922
Proceeds from exercise of stock options	20,918	—	234	—	234
Sale of common stock from ATM offering, net of fees and expenses	3,041,256	31	48,136	—	48,167
Repurchase of shares of common stock	(90,144)	(1)	(1,421)	—	(1,422)
Settlement of restricted stock units	146,325	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(44,270)	—	(685)	—	(685)
Net loss	—	—	—	(3,294)	(3,294)
Balance, December 27, 2020	19,710,549	$197	$144,897	$96,764	$241,858

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Cash flows from operating activities:
Net (loss) income	$(3,294)	$6,215	$5,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,031	20,739	19,804
Amortization of operating lease assets	9,233	7,965	—
Amortization of loan origination costs	53	33	33
Loss on asset impairment, closed restaurant and other costs	22,138	12,693	12,336
Stock-based compensation	3,702	3,286	3,096
Loss on disposal of property and equipment	437	283	97
Amortization of deferred lease incentives	—	—	(2,869)
Deferred income taxes	(5,205)	(5,096)	(3,837)
Changes in operating assets and liabilities:
Accounts receivable	(81)	628	642
Lease incentive receivable	50	1,347	4,754
Inventories	208	(116)	64
Income tax receivable and payable	(1,506)	1,135	622
Prepaid expenses and other assets	(397)	995	2,188
Accounts payable	(1,302)	(2,594)	(1,454)
Accrued and other liabilities	5,173	4,279	733
Accrued deferred rent	—	—	2,752
Operating lease liability	(6,526)	(8,361)	—
Deferred lease incentives	—	—	3,382
Net cash provided by operating activities	42,714	43,431	47,882
Cash flows from investing activities:
Purchase of property and equipment, net	(12,149)	(32,870)	(44,087)
Purchase of other assets	—	(404)	(434)
Net cash used in investing activities	(12,149)	(33,274)	(44,521)
Cash flows from financing activities:
Net proceeds from sale of common stock	48,167	—	—
Borrowings under revolving line of credit	25,000	5,000	—
Payments under revolving line of credit	(25,000)	(5,000)	—
Loan origination costs	(116)	—	—
Proceeds from the exercise of stock options	234	388	453
Repurchase of shares of common stock	(1,422)	(7,793)	(3,607)
Indirect repurchase of shares for minimum tax withholdings	(685)	(877)	(793)
Net cash provided by (used in) financing activities	46,178	(8,282)	(3,947)
Net increase (decrease) in cash and cash equivalents	76,743	1,875	(586)
Cash and cash equivalents, beginning of period	10,074	8,199	8,785
Cash and cash equivalents, end of period	$86,817	$10,074	$8,199

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$26	$384	$1,521

Supplemental cash flow disclosures:
Cash paid for interest	$202	$77	$35
Cash paid for income taxes	$1,232	$1,059	$862
See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

1. Description of Business
Chuy’s Holdings, Inc., a Delaware corporation (the “Company”), through its subsidiaries owns and operates restaurants across 17 states including Texas, the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company operated 92 as of December 27, 2020, and 100 restaurants as of December 29, 2019 and December 30, 2018.
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
Fiscal year
The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal years ended December 27, 2020, December 29, 2019 and December 30, 2018 each consisted of 52 weeks.
COVID-19 pandemic
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19. Many jurisdictions where our restaurants are located required mandatory closures or imposed capacity limitations and other restrictions affecting our operations. As of December 27, 2020, the Company had reopened dining rooms at varying degrees of operating capacity in 92 of its 101 restaurants and nine restaurants remained temporarily closed.
During the year-ended December 27, 2020, the Company took various steps to reduce non-essential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. The Company also enhanced its liquidity position by selling shares of its common stock in an "At-The-Market" ("ATM") offering and using a portion of the net proceeds to repay the $25.0 million outstanding under its revolving credit facility. As of December 27, 2020, the Company had $86.8 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility. Management believes the Company's strong financial position, combined with the measures taken during the pandemic, will allow the Company to meet its financial obligations over the next twelve months.
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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
Inventories
Inventories consist of food, beverage, and merchandise and are stated at the lower of cost (first-in, first-out method) or net realizable value.
Property and equipment
Property and equipment, net are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures and smallwares. Depreciation is calculated using the straight-line method over the estimated useful life of the related asset, which ranges from 3 to 15 years. Expenditures for major additions and improvements are capitalized. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term, including option periods that are reasonably assured of renewal, or the estimated useful life of the asset, which ranges from five to 20 years.
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
Goodwill
Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs a quantitative test to assess potential impairments at the end of the fiscal year or during the year if an event or other circumstance indicates that goodwill may be impaired. The goodwill impairment test compares the fair value of the reporting unit to the carrying amount, including goodwill. The Company considers all of its stores in total as one reporting unit. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded for the difference, limited to the total amount of goodwill allocated to that reporting unit. No goodwill impairment charges were recognized during 2020, 2019, or 2018.
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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
The annual impairment evaluation for indefinite life intangible assets is performed at the end of the fiscal year and includes an assessment to determine whether the fair value of the indefinite life intangible assets is less than their carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. No indefinite life intangible impairment charges were recognized during 2020, 2019, or 2018.
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

As a result of the above mentioned process, the Company recorded a non-cash loss on asset impairment of $20.9 million during the fiscal year ended December 27, 2020, $12.7 million during the fiscal year ended December 29, 2019 and $12.3 million during the fiscal year December 30, 2018.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 27, 2020 and December 29, 2019 approximate their fair value due to the short-term maturities of these financial instruments. These inputs are categorized as Level 1 inputs.
The Company provides a certain group of eligible employees the ability to participate in the Company's nonqualified deferred compensation plan. This plan allows participants to defer up to 80% of their salary and up to 100% of their bonus, on pre-tax basis, and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in other assets and intangible assets, net, and the corresponding liability in other liabilities on our consolidated balance sheets. The investments are considered trading securities and are reported at fair value based on quoted market prices. The deferred compensation plan assets and liabilities are measured and recorded at their fair value on recurring basis. The inputs are recognized as Level 1 inputs. The realized and unrealized gains and losses on these investments, as well as the offsetting

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
compensation expense, are recorded in general and administrative expense in the consolidated statements of income. At December 27, 2020, the Company had approximately $0.8 million of deferred compensation plan assets and $0.9 million of deferred plan liabilities. At December 29, 2019, the Company had approximately $0.4 million of both deferred compensation plan assets and liabilities.
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
Revenue recognition
Revenue from restaurant operations (food, beverage and alcohol sales) and merchandise sales are recognized upon satisfaction of the single performance obligation which occurs upon payment by the customer at the time of sale. Revenues are reflected net of sales tax and certain discounts and allowances.
We offer our customers delivery at certain of our restaurants through third party delivery service's website or apps. We recognize this revenue when the control of the food is transferred to the delivery service, excluding any delivery fees charged to the customer. We receive payment subsequent to the transfer of food.
Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue upon redemption by the customer. Breakage is recognized on unredeemed gift cards as revenue proportionate to the pattern of gift card redemptions less any legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We recorded $0.1 million, $0.1 million and $0.2 million of gift card breakage in fiscal years 2020, 2019 and 2018, respectively.
Marketing
The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed on the expected timing of those events. Marketing expense was $2.7 million, $5.6 million, and $3.9 million for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively.
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
Stock-based compensation
The Company maintains an equity incentive plan under which the Company's board of directors can grant stock options, restricted stock units, and other equity-based awards to directors, officers, and key employees of the Company. The plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. The Company recognizes stock-based compensation in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718 ("Topic 718"). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis over the requisite service period of each award. The forfeitures are recognized when they occur.

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
Recent accounting pronouncements
The Company's management reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's consolidated financial statements as a result of future adoption.
3. Net (Loss) Income Per Share
Basic net (loss) income per share of common stock was computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net (loss) income per share of common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and restricted stock units (these shares were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan") and the Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (the "2020 Plan")).
There were approximately 40,500, 25,800 and 8,700 shares of common stock equivalents that have been excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively.
The computations of basic and diluted net (loss) income per share is as follows:

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
BASIC
Net (loss) income	$(3,294)	$6,215	$5,539
Weighted-average common shares outstanding	18,396,335	16,728,955	16,931,589
Basic net (loss) income per common share	$(0.18)	$0.37	$0.33

DILUTED
Net (loss) income	$(3,294)	$6,215	$5,539
Weighted-average common shares outstanding	18,396,335	16,728,955	16,931,589
Dilutive effect of stock options and restricted stock units	—	95,440	130,758
Weighted-average of diluted shares	18,396,335	16,824,395	17,062,347
Diluted net (loss) income per common share	$(0.18)	$0.37	$0.32

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
4. Prepaid Expenses and Other Current Assets
The major classes of prepaid expenses and other current assets at December 27, 2020 and December 29, 2019 are summarized as follows:

	December 27, 2020	December 29, 2019
Deposits on equipment	$418	$782
Prepaid expenses	2,950	2,394
Other current assets	246	200
Total prepaid expenses and other current assets	$3,614	$3,376
5. Property and Equipment, Net
The major classes of property and equipment as of December 27, 2020 and December 29, 2019 are summarized as follows:

	December 27, 2020	December 29, 2019
Leasehold improvements	$196,345	$205,491
Furniture, fixtures and equipment	97,149	98,895
Construction in progress	14,613	13,072
Land	1,898	1,898
	310,005	319,356
Less accumulated depreciation	(124,900)	(108,606)
Total property and equipment, net	$185,105	$210,750
6. Other Assets and Intangible Assets, Net
The major classes of other assets and intangibles assets along with related accumulated amortization at December 27, 2020 and December 29, 2019 are summarized as follows:

	Average Life at December 27, 2020	2020			2019
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Finite-lived assets:
Loan origination costs	1.3	$410	$(320)	$90	$294	$(267)	$27
Total finite-lived assets		410	(320)	90	294	(267)	27
Indefinite-lived assets:
Liquor license		214	—	214	214	—	214
Total indefinite-lived assets		214	—	214	214	—	214

Other noncurrent assets (1)		774	—	774	$426	—	426

Total other assets and intangible assets		$1,398	$(320)	$1,078	$934	$(267)	$667
(1)Other noncurrent assets primarily consists of deferred compensation plan assets recorded at fair value. See Note 2 for additional information.
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
The obligations under the Company's Revolving Credit Facility are secured by a first priority lien on substantially all of the Company's asset. As of December 27, 2020, the Company had no borrowings under the Revolving Credit Facility, and we were in compliance with all covenants.
8. Accrued Liabilities
The major classes of accrued liabilities at December 27, 2020 and December 29, 2019 are summarized as follows:

	December 27, 2020	December 29, 2019
Accrued compensation and related benefits	$14,007	$9,342
Other accruals	3,987	4,302
Property tax	3,054	2,220
Deferred gift card revenue	2,527	2,289
Sales and use tax	2,200	2,954
Total accrued liabilities	$25,775	$21,107
9. Stockholders' Equity
ATM offering
During the second quarter of 2020, the Company issued 3,041,256 shares of its common stock and received net proceeds of $48.2 million after deducting sales agent commissions and offering expenses. A portion of the net proceeds was used to repay the $25.0 million outstanding under the Company Revolving Credit Facility. The Company intends to use the remaining net proceeds from the ATM offering for general corporate purposes, including, but not limited to, increasing its liquidity as a result of the COVID-19 pandemic.
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
During the fiscal years ended 2020 and 2019, the Company repurchased approximately 90,144 and 351,774 shares of common stock for a total cost of $1.4 million and $7.8 million, respectively. As a result of COVID-19, the company temporarily

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
suspended any further activity under the program during fiscal 2020 and did not repurchase any shares subsequent to the first quarter of 2020. As of December 27, 2020 the company had $28.6 million remaining to be purchased under the plan.
10. Leases
The Company determines if a contract contains a lease at inception.The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate offices. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during the construction, when in many cases the Company is not making rent payments. The initial lease terms range from 10 years to 15 years, most of which include renewal options totaling 10 to 15 years. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of December 27, 2020, all of the Company's leases were operating.
During the second quarter of 2020, the Company suspended lease payments for the months of April through June 2020 as a result of the COVID-19 pandemic. The Company was able to negotiate rent concessions, abatements and deferrals with landlords on a large portion of our operating leases. Financial Accounting Standards Board ("FASB") issued a clarification to accounting for lease concessions in response to the COVID-19 pandemic to reduce the operational challenges and complexity of lease accounting. The Company used the relief provisions provided by FASB and made an election to account for the lease concessions as if they were part of the original lease agreement. As a result of these negotiations, the Company recorded $2.9 million of deferred rent as part of our operating lease liability as of December 27, 2020. The recognition of rent concessions did not have a material impact on our consolidated financial statements.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Year Ended
Lease cost	December 27, 2020	December 29, 2019
Operating lease cost (a)	$26,419	$25,478
Variable lease cost	515	1,103
	$26,934	$26,581
(a) Includes short-term operating lease costs which are immaterial.
Supplemental cash flow disclosures and other lease information :

	Year Ended
	December 27, 2020	December 29, 2019
Cash paid for operating lease liabilities	23,021	25,781
Operating lease assets obtained in exchange for operating lease liabilities (a)	3,845	177,701
(a) The year-ended December 27, 2020 includes a $5.6 million reduction to the operating lease assets and liabilities mainly as a result of shortening the remaining life of certain leases as well as a $9.4 million increase due to new lease commencements. The

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
year-ended December 29, 2019 includes the transition adjustment for the adoption of Leases (Topic 842) of $170.3 million, new lease commencements of $11.7 million as well as a $4.3 million reduction to the operating lease assets and liabilities as a result of shortening the remaining life of certain leases.
The Company recorded $0.2 million and $0.9 million in deferred lease incentives during the fiscal year ended December 27, 2020 and December 29, 2019, respectively.
Supplemental balance sheet disclosures:

Operating leases	Classification	December 27, 2020	December 29, 2019
Right-of-use assets	Operating lease assets	$159,156	$169,299

Deferred Rent Payments	Operating lease liability	2,169	—
Current lease liabilities	Operating lease liability	12,397	10,307
		14,566	10,307

Deferred Rent Payments	Operating lease liability, less current portion	746	—
Non-current lease liabilities	Operating lease liability, less current portion	206,855	214,541
		207,601	214,541

Total lease liabilities		$222,167	$224,848

Weighted average remaining lease term (in years)		13.8	15.0
Weighted average discount rate		7.9%	7.8%
Future minimum rent payments for our operating leases for each of the next five years as of December 27, 2020 are as follows:

Fiscal years ending:
2021	$31,161
2022	28,775
2023	28,223
2024	26,936
2025	26,522
Thereafter	220,521
Total minimum lease payments	362,138
Less: imputed interest	139,971
Present value of lease liabilities	$222,167
As of December 27, 2020, operating lease payments exclude approximately $2.1 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.
11. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan ("the "2006" Plan), the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 Plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. The 2006 Plan was terminated by the board effective July 27, 2012, and no further awards may be granted under the plan after such date. The termination of the 2006 Plan did not affect outstanding awards granted under the 2006 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of December 27, 2020 the Company had 177,200 of stock options outstanding and exercisable with a remaining weighted average contractual term of two years.
Restricted stock units granted under the 2012 and 2020 Plan vest over four or five years from the date of grant. As of December 27, 2020, a total of 1,113,780 shares of common stock were reserved and remained available for issuance under the 2020 Plan.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
Stock-based compensation cost recognized in the consolidated statements of income was approximately $3.7 million, $3.3 million and $3.1 million for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively. Stock-based compensation recognized as capitalized development was approximately $220,000, $215,000 and $201,000 for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively. Capitalized stock-based compensation is included in Property and equipment, net on the consolidated balance sheets.
A summary of stock-based compensation activity and changes related to restricted stock units for the year ended December 27, 2020 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 29, 2019	406,205	$25.02
Granted	285,389	14.81
Vested	(146,325)	26.16
Forfeited	(26,729)	18.38
Outstanding at December 27, 2020	518,540	$19.42	2.42
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 27, 2020, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $7.1 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.
12. Impairment, Closed Restaurant And Other Costs
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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
The Company recorded impairment, closed restaurant and other costs as follows:

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Operating lease assets impairment	$4,568	$480	$—
Property and equipment impairment	16,282	12,212	12,336
Total impairment charge	20,850	12,692	12,336

Closed restaurant costs	5,099	1,487	—
COVID-19 related charges	845	—	—
Impairment, closed restaurant and other costs	$26,794	$14,179	$12,336
During the year ended December 27, 2020, the Company recorded a $20.9 million impairment charge as a result of restaurant closures, the discontinuation of the complimentary "Nacho Car" as well as the abandoned development costs mainly driven by the COVID-19 pandemic. The Company also recorded a $0.8 million COVID-19 related charge due to idle development costs as a result of delaying restaurant openings to 2021. During the years ended December 29, 2019 and December 30, 2018, the Company recorded asset impairment charges relating to closures of underperforming restaurants.
The Company also recorded $5.1 million and $1.5 million of closed restaurant costs, which include rent expense, utility and insurance costs during fiscal 2020 and 2019, respectively.
13. Gain on insurance settlements
During the year ended December 27, 2020, the Company received a one-time insurance settlement in the amount of $1.0 million under its trade name restoration insurance policy.
14. Income Taxes
The provision for federal and state income taxes consisted of the following:

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Current:
Federal	$(712)	$1,151	$435
State	410	1,042	1,048
Total current income tax (benefit) expense	(302)	2,193	1,483
Deferred:
Federal	(4,552)	(4,676)	(3,643)
State	(653)	(418)	(194)
Total deferred income tax benefit	(5,205)	(5,094)	(3,837)
Total income tax benefit	$(5,507)	$(2,901)	$(2,354)

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
Temporary differences between tax and financial reporting basis of assets and liabilities which give rise to the deferred income tax assets (liabilities) and their related tax effects are as follows:

	Year Ended
	December 27, 2020	December 29, 2019
Deferred tax assets:
Accrued liabilities	$464	$517
General business tax credits	23,331	17,923
Operating lease liabilities	50,714	52,773
Stock-based compensation	861	969
Other	326	230
Total deferred tax assets	75,696	72,412
Deferred tax liability:
Intangibles	(8,805)	(8,219)
Prepaid expenses	(1,265)	(1,330)
Property and equipment	(21,007)	(20,526)
Operating lease assets	(36,813)	(39,736)
Total deferred tax liabilities	(67,890)	(69,811)
Deferred tax assets, net	$7,806	$2,601
Deferred tax balances were measured using a 21% federal statutory rate. As of December 27, 2020, the Company has general business tax credits of $23.3 million expiring in 2036 through 2041.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) temporarily restored the ability to carryback net operating losses (“NOL”) originating in 2018, 2019 and 2020 to offset taxable income in the five preceding years and eliminated the 80% taxable income limitation on such net operating loss deductions if utilized before 2021. Additionally, the CARES Act included an administrative correction of the depreciation recovery period for qualified improvement property ("QIP"), including certain restaurant leasehold improvement costs, that resulted in the acceleration of depreciation on these assets retroactive to 2018. The Company filed for a refund of overpaid taxes with regards to credits carried back to those years.
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21% for the fiscal year ended December 27, 2020, December 29, 2019 and December 30, 2018 to the actual provision for income taxes:

	Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Expected income tax (benefit) expense	$(1,848)	$696	$669
State tax expense, net of federal benefit	(192)	493	675
FICA tip credit	(2,539)	(3,896)	(3,411)
Deferred tax balance adjustment (a)	(1,079)	—	173
Stock compensation	344	(34)	60
Other	(193)	(160)	(520)
Income tax benefit	$(5,507)	$(2,901)	$(2,354)
(a) Deferred tax balance adjustment recorded during fiscal 2020 is associated with a carryback of federal NOLs due to the CARES Act administrative correction of the deprecation recovery period for QIP.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid under our operating leases should be recorded

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability could range between $0.5 million and $2.5 million. Federal tax standards require that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. In accordance with the standards, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As of December 27, 2020 and December 29, 2019 the Company recognized no liability for uncertain tax positions.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision. However, the Company currently has no penalties or interest related to income taxes.
The tax years 2019, 2018 and 2017 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.
15. Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.