Form 10-K/A
period 2020-12-27
CHUY'S HOLDINGS, INC.
filed 2021-04-23
CIK 1524931

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
The number of shares of the registrant’s common stock outstanding at April 12, 2021 was 19,946,059.

EXPLANATORY NOTE
Chuy's Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 27, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2021 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about our executive officers and directors as of April 12, 2021:

NAMES	AGE	POSITIONS
Steve Hislop	61	Chairman, President and Chief Executive Officer (3)
Jon Howie	53	Director, Vice President and Chief Financial Officer (3)
John Mountford	59	Chief Operating Officer
Michael Hatcher	60	Vice President of Real Estate and Development
Starlette Johnson	57	Director (1)(4)(6)
Saed Mohseni	58	Lead Independent Director (2)(4)(5)(6)
Ira Zecher	68	Director (2)(4)(5)
Randall M. DeWitt	62	Director (1)(5)(6)
(1)Class I Director with a term expiring at the 2021 annual meeting.
(2)Class II Director with a term expiring at the 2022 annual meeting.
(3)Class III Director with a term expiring at the 2023 annual meeting.
(4)Member of audit committee.
(5)Member of compensation committee.
(6)Member of nominating and corporate governance committee.
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
Director Biographies
Starlette Johnson, has served as a member of our board since September 2012. In October 2020, Starlette joined the board of Tastemaker Acquisition Corporation, a publicly traded special purpose acquisition company focusing on the restaurant, hospitality, and related technology and services sectors. In March of 2021, Starlette also joined the board of Arko Corp., a publicly traded company. Since 2019, Starlette has served on the board of Jack's Family Restaurants, a privately held company, and serves on the Audit Committee. Since 2012, Starlette has also served as an independent consultant to private equity funds, and to companies in the restaurant and hospitality industries. From February 2019 to November 2020, Starlette served as the President and as a director of Lucky Strike Entertainment, a privately held company that provides bowling, food and other entertainment. From October 2015 to October 2016, Starlette served as President and Chief Executive Officer of Twin Restaurant Holdings. Additionally, she served as President and Chief Operating Officer, as well as a director, of Dave & Buster’s, Inc. from 2007 to 2010. Starlette joined Dave & Buster’s as Chief Strategic Officer in 2006. Prior to joining Dave & Buster’s, Starlette worked at Brinker International, where she held positions of increasing responsibility, including serving as the Executive Vice President and Chief Strategic Officer. Starlette served as a member of the board of directors for Tuesday Morning, Inc. from 2008 to 2013, during which time she served on the audit committee and the nominating/governance committee. Starlette also served on the board of Bojangle’s (NASDAQ: BOJA) from March 2016 to February 2019 during which time she served as chair of the audit committee. She also served as the chairman of the board for SusieCakes, LLC, a privately held bakery, from 2015 to 2020. In addition, Starlette is a member of the advisory board for the Hospitality & Tourism Program at Virginia Tech and serves on the Pamplin College of Business Cabinet at Virginia Tech. Starlette received a B.S. in Finance from Virginia Tech and an M.B.A. from The Fuqua School of Business at Duke University. The board concluded that Starlette should serve as a director based upon her experience as an executive and board member and her knowledge of the restaurant industry and leadership experience.
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
Randall M. DeWitt has served as a member of our board since October 2016. Randall is a well-known restaurant executive with over 25 years of restaurant experience. Randall is the Founder and has been the Chief Executive Officer of Front Burner Restaurants since 1994. Front Burner currently has seven different concepts and is known for developing innovative restaurant concepts that span the fast casual, casual and upscale casual dining segments. Front Burner operates, among others, Whiskey Cake, Sixty Vines, Mexican Sugar, and The Ranch at Las Colinas. Prior to founding Front Burner, Randall worked for ten years in commercial real estate development and sales. The board concluded that Randall should serve as a director based on his operational and business development experience within the restaurant industry.
Board of Directors
Our board of directors currently consists of six members, four of whom are non-employee directors. The board of directors is divided into three classes, with each class serving three-year terms. The term of one class expires at each of Annual Meeting of Stockholders.

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
Corporate Governance
We believe that good corporate governance is important to ensure that, as a public company, we will be managed for the long-term benefit of our stockholders. We and our board of directors have reviewed the corporate governance policies and practices of other public companies, as well as those suggested by various authorities in corporate governance. We have also considered the provisions of the Sarbanes-Oxley Act and the rules of the SEC and the Nasdaq Global Select Market.
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
Audit Committee
Our audit committee is a standing committee of our board of directors. Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. According to our audit committee charter, the functions of our audit committee include, but are not limited to:
•appointing, retaining and determining the compensation for our independent registered public accounting firm;
•reviewing and overseeing our independent registered public accounting firm;
•reviewing and discussing the effectiveness of internal control over financial reporting;
•reviewing and discussing the annual audited and quarterly unaudited financial statements and the selection, application and disclosures of critical accounting policies used in such financial statements; and
•establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls.
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

Compensation Committee
Our compensation committee is a standing committee of our board of directors. Our board of directors has adopted a written charter under which the compensation committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. The compensation committee’s functions include:
•reviewing and recommending to our board of directors the salaries and benefits for our executive officers;
•recommending overall employee compensation policies; and
•administering our equity compensation plans.
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
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is a standing committee of our board of directors. Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. The functions of our nominating and corporate governance committee include:
•identifying individuals qualified to serve as members of our board of directors;
•recommending to our board nominees for our annual meetings of stockholders;
•evaluating our board’s performance;
•developing and recommending to our board corporate governance guidelines; and
•providing oversight with respect to corporate governance.
Our nominating and corporate governance committee consists of Starlette Johnson, Randall DeWitt and Saed Mohseni, with Starlette Johnson serving as the committee chairman. All members of our nominating and corporate governance committee are independent as defined by the Nasdaq Marketplace rules.
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
Qualifications for Director Nominees
The nominating and corporate governance committee is responsible for reviewing with the board of directors, at least annually, the appropriate skills and experience required for members of the board of directors. This assessment includes factors such as judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other board members, and the extent to which the candidate would be a desirable addition to the board of directors and any committees of the board of directors.

Board Diversity
The nominating and corporate governance committee considers diversity as part of its overall selection strategy. The nominating and corporate governance committee considers diversity in its broadest sense, including diversity in professional and life experiences, education, skills, perspectives and leadership, as well as other individual qualities and attributes that contribute to board heterogeneity, such as race, ethnicity, sexual orientation, gender and national origin. Importantly, the nominating and corporate governance committee focuses on how the experiences and skill sets of each director nominee complements those of fellow directors and director nominees to create a balanced board with diverse viewpoints and deep expertise. The Company believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Company's goal of creating a board that best serves our needs and those of our stockholders.

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
Item 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This compensation discussion and analysis provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our Chief Executive Officer and Chief Financial Officer and our two other highest paid executive officers during fiscal year 2020 (collectively, the “named executive officers”). During fiscal year 2020, there were only four executive officers of the Company. This compensation discussion and analysis contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.
2020 Financial Performance & COVID-19 Response
The onset of the COVID-19 pandemic at the end of the first quarter of 2020 caused significant disruption to the Company's business operations as a result of mandatory closures, imposed capacity limitations and other restrictions. The Company took the following immediate actions to preserve and enhance its liquidity position as well as financial flexibility during those unprecedented times:
•Transitioned its restaurants to an off-premise operating model with enhanced delivery, online ordering and curbside services and temporarily closed nine locations.
•Canceled or delayed all non-essential planned capital expenditures for remainder of 2020.

•Furloughed approximately 80% of hourly employees and approximately 40% of store management personnel, while enacting temporary salary reductions for remaining managers as a result of closed dining rooms. In addition, the Company also furloughed certain corporate and administrative staff, temporarily reduced the pay of all remaining corporate and administrative staff by 25% to 50%, temporarily reduced senior management salaries by 50% to 75%, and temporarily suspended all board fees.
•Negotiated rent concessions, abatements and deferrals with the majority of the Company's landlords.
•Suspended all further activity under its share repurchase program.
•Sold shares of its common stock in an "At-The-Market" ("ATM") offering and used a portion of the net proceeds to repay the $25.0 million outstanding under its revolving credit facility.
During the COVID-19 pandemic the Company also ensured the safety of its guests and employees by following all established health protocols and CDC guidance and worked closely with local health officials. The Company provided support to our employees through our Redfish Relief Fund, an established fund that provides assistance to employees facing financial hardship, and paid the full cost of health insurance for all eligible employees, including those temporarily furloughed.
In addition to this response, the Company also achieved the following accomplishments relative to our overall business and operating financial results, including:
•Rightsized operations in light of reduced sales volume and maintained the net cash provided by operating activities at near the prior year level despite an approximately 25.0% decrease in revenue mainly driven by a substantial improvement in restaurant-level operating margin over fiscal 2019.
•Grew off-premise sales to approximately 33% of all revenue during the second half of fiscal year 2020 as compared to approximately 13% in fiscal year 2019.
•Experienced sequential improvement in comparable restaurant sales during the second, third and fourth quarters of fiscal year 2020.
As of December 27, 2020, the Company reopened dining rooms at varying degrees of operating capacity in its 92 operating restaurants and had $86.8 million in cash and cash equivalents, no debt and $25 million of availability under its revolving credit facility.
While reviewing the rapidly evolving and volatile economic environment throughout the year, the compensation committee, did not revise, or otherwise update, the annual budget Company Adjusted EBITDA target for its short-term incentive program given the extreme difficulty in establishing new performance metrics during these unprecedented times. The compensation committee evaluated the Company's performance during fiscal year 2020. Despite the devastating effects the pandemic had on the business, the Company achieved 91.46% of the short-term incentive program target for fiscal year 2020. In addition to the performance-based payout under the Company's short-term incentive program and as a result of the extraordinary achievements, personal dedication as well as the Company's performance during the COVID-19 pandemic, the compensation committee approved discretionary bonuses to the named executive officers as set forth in the “Bonus” column of the Summary Compensation Table. The discretionary payments together with the performance-based payouts put the named executive officers at or slightly above their target performance-based payouts levels.
Objective of Compensation Policy
The objective of our compensation policy is to provide a total compensation package to each named executive officer that will enable us to:
•attract, motivate and retain outstanding individuals;
•reward named executive officers for performance; and
•align the financial interests of each named executive officer with the interests of our stockholders to encourage each named executive officer to contribute to our long-term performance and success.
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
The charter of the compensation committee authorizes the committee to engage independent consultants at the expense of the Company. The compensation committee retained Mercer as its independent compensation consultant for 2020. Mercer reported directly to the compensation committee and performs no other work for the Company. The compensation committee assessed the independence of Mercer and concluded that its work did not raise any conflict of interest with the Company. Mercer was engaged to:
•Advise the compensation committee on named executive officer and director pay decisions;
•Assist in short-term and long-term incentive plan design;
•Conduct compensation reviews and make recommendations regarding both executive and director pay structures;
•Advise on peer group composition and conduct a review of peer group compensation;
•Provide periodic updates on current trends, technical and regulatory developments and best practices in compensation design; and
•Perform any other tasks which the compensation committee may request from time to time.
In 2020, Mercer compared the base salary, target short-term incentive program payout and target annual cash compensation of our then-current named executive officers against a peer group of seven publicly traded restaurant companies (the “Mercer Report”). The peer group consisted of the following companies:

Red Robin Gourmet Burgers	Dave & Buster’s Entertainment	BJ’s Restaurants
Fiesta Restaurant Group	The Habit Restaurants	Ruth’s Hospitality Group
Del Frisco’s Restaurant Group
The Committee in conjunction with Mercer selected companies for its peer group based on industry, revenue and market capitalization. Mercer used Company and peer group compensation data from 2018 in its review. The compensation committee used the Mercer Report in (1) assessing the level of base salary and target short-term incentive program payouts to be paid to our then-current named executive officers and (2) approving changes to the compensation levels of our then-current named executive officers. The results of the Mercer Report, which as noted above were based on 2018 compensation data, indicated

that the Company’s 2018 compensation for each of our then-current named executive officers was below the market median for base salary and target short-term incentive program payouts.
2020 Advisory Vote on Executive Compensation
At our annual meeting of stockholders in July 2020, approximately 98% of the votes cast in the advisory vote on executive compensation were in support of our executive compensation program. The compensation committee considered the results of this advisory vote and believes the results affirm stockholder approval of the board of directors’ approach to the Company’s executive compensation program. Although the compensation committee did not adopt any changes to our program as a result of this vote, as noted above the compensation committee evaluates our executive compensation program annually.
Elements of Compensation
Our compensation program for named executive officers consists of the following elements of compensation, each described in greater depth below:
•Base salaries.
•Short-Term Incentive Program.
•Discretionary bonuses.
•Equity-based incentive compensation.
•Perquisites.
•General benefits.
•Employment agreements.
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
Base Salary

NAME	2020 SALARY ($)
Steve Hislop	662,745
Jon Howie	416,000
Michael Hatcher	228,800
John Mountford	230,800
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
In response to the COVID-19 pandemic, the compensation committee temporarily reduced senior management salaries by 50% to 75%. As the compensation committee reviewed the Company's result and improvement throughout the year and in light of the extraordinary achievements and personal dedication of senior management, the compensation committee determined to reinstate full pay and make up the temporary reductions.

Short-Term Incentive Program

	SHORT-TERM INCENTIVE PROGRAM
NAME	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	—	331,373	662,746	48,380
Jon Howie	—	208,000	416,000	30,368
Michael Hatcher	—	68,640	137,280	10,021
John Mountford	—	115,400	230,800	16,848
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
The target and maximum award amounts have been set at levels our compensation committee believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2020, the target and maximum award amounts were set at 50% and 100%, respectively, of annual base salary for our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and 30% and 60%, respectively, of annual base salary for our other named executive officer. There is no payout if actual Company Adjusted EBITDA is 90% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 90% of budget Company Adjusted EBITDA, the plan provides that we will make payments based on where performance falls on a linear basis between 90% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the compensation committee retains discretion to adjust the amount paid under the plan based on individual and company circumstances. If our budget Company Adjusted EBITDA is achieved, each individual will earn 100% of their target award.
The short-term incentive program payment is determined based primarily on the extent to which we achieve our budget Company Adjusted EBITDA goal. Company Adjusted EBITDA is our earnings before interest, taxes, depreciation and amortization and excludes stock-based compensation and certain non-cash, closed restaurant costs and other adjustments. For each 1.0% that actual Company Adjusted EBITDA is above or below budget Company Adjusted EBITDA, the percentage of the target they receive will increase or decrease by 10%, respectively, of the Company Adjusted EBITDA portion of their target award. For example, if actual Company Adjusted EBITDA is 1% above budget Company Adjusted EBITDA, the named executive officers will receive 1.1 times their target award. The maximum a named executive officer may receive for Company Adjusted EBITDA performance is 2.0 times their target award. We use our Company Adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue, net income and cash flows from operations, to assess our historical and prospective operating performance and to enhance our understanding of our core operating performance. We also use our Company Adjusted EBITDA internally to evaluate the performance of our personnel and also as a benchmark to evaluate our operating performance or compare our performance to that of our competitors. The use of Company Adjusted EBITDA as a performance measure permits a comparative assessment of our operating performance relative to our performance based on our GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies.
Target, maximum and actual short-term incentive payouts for 2020 for each of the named executive officers are shown in the table above and the actual payouts are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
Discretionary Bonus
The compensation committee retains discretion to grant bonus compensation to the named executive officers and other employees of the Company for their contributions to the Company’s performance. Historically, each of our named executive officers has received a $1,000 holiday bonus each December. Additionally, as a result of the extraordinary achievements and personal dedication of senior management during the COVID-19 pandemic, the compensation committee approved discretionary bonuses to the named executive officers. See "—2020 Financial Performance & COVID-19 Response" for additional information. These bonuses are set forth in the "Bonus" column of the Summary Compensation Table.
Equity Compensation
We pay equity-based compensation to our named executive officers because it links our long-term results achieved for our stockholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in our long-term success.

Historically, we have granted restricted stock units and stock options to our named executive officers in conjunction with significant transactions and in connection with a named executive officer’s initial hire or promotion. Additionally, we have granted restricted stock units and stock options to our named executive officers annually to further align the interests of our executives with those of our stockholders. For information regarding the number and grant date fair value of restricted stock units granted to our named executive officers during fiscal year 2020, see "—Grants of Plan Based Awards” below.
We have provided this equity compensation to reward performance as well as to promote retention through delayed vesting. However, we believe that by weighting total compensation in favor of performance-based compensation, we have appropriately rewarded individual achievement while at the same time providing incentives to promote Company performance and at times have rewarded extraordinary achievements and dedication with discretionary bonuses. The 2020 Omnibus Incentive Plan (the "2020 Plan") provides for the issuance of restricted stock units, stock options, share appreciation rights, restricted shares, performance shares and other share based awards. In the future, we may consider granting other forms of equity to our named executive officers. For additional information regarding our 2020 Plan, see below under the heading "—2020 Omnibus Incentive Plan.”
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
Perquisites
In 2020, the aggregate incremental cost to us of the perquisites received by each of the named executive officers did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.
General Benefits
We provide a limited number of personal benefits to our named executive officers. Our named executive officers participate in our health and benefit plans, and are entitled to vacation and paid time off based on our general vacation policies.
Retirement Benefits. We maintain a tax-qualified 401(k) savings plan ("401(k) Plan") and a nonqualified deferred compensation plan. Under the 401(k) Plan, employees are eligible after one year of service and may defer up to the maximum amount allowable by the IRS. The Company also provides a certain group of eligible employees, including our named executive officers, the ability to participate in the Company's nonqualified deferred compensation plan. This plan allows participants to defer up to 80% of their salary and up to 100% of their short-term incentive program payout and discretionary bonuses, on a pre-tax basis. The Company has discretion to make additional matching contributions to both plans. For more information on the nonqualified deferred compensation plan, see "Nonqualified Deferred Compensation" below.
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
The employment agreements provide that Messrs. Hislop, Howie, Mountford and Hatcher will receive an annual base salary of at least $649,750, $400,000, $207,500 and $220,000, respectively. Messrs. Hislop, Howie and Mountford are each eligible pursuant to their employment agreements to receive a target annual short-term incentive program payout of 50% of their annual base salary, based upon the achievement of performance objectives determined by our compensation committee with a minimum and maximum payout of 0% and 100% of their annual base salary. Mr. Hatcher is eligible pursuant to his employment agreement to receive a target annual payout of 30% of his annual base salary, based upon the achievement of performance objectives determined by our compensation committee with a minimum and maximum payout of 0% and 60% of his annual base salary. Additionally, Messrs. Hislop, Howie, Mountford and Hatcher are eligible pursuant to their employment agreements to receive a targeted annual equity award equal to 50% of their base salary, as determined and authorized from time to time by the compensation committee and subject to the terms and conditions of the Company's equity incentive plan and any award agreements governing the grant of equity awards. The employment agreements also provide that each executive will be eligible to participate in our employee plans, including any health, disability or group life insurance plans or any retirement or non-qualified deferred compensation plans that are generally made available to our other senior executives and will be entitled to four weeks paid vacation per calendar year to be taken in accordance with our vacation policy.
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
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code (the "Code") generally limits the tax deductibility of compensation we pay to our executive officers to $1.0 million in the year the compensation becomes taxable to the executive officers. Historically, there was an exception to the limit on deductibility for "performance-based compensation" that meets certain requirements under Section 162(m) of the Code, but this exception has generally been repealed, effective for taxable years beginning after December 31, 2017. Although our compensation committee considers deductibility in setting the compensation of our executive officers, our compensation committee maintains flexibility in how we compensate our executive officers so as to meet a broader set of corporate and strategic goals and the needs of stockholders, and as such, we may be limited in our ability to deduct the full amount of such compensation.
Accounting rules require us to expense the cost of our stock option and restricted stock unit awards. Because of option and restricted stock unit expensing and the impact of dilution on our stockholders, we pay close attention to, among other factors, the type of equity awards we grant and the number and value of the shares underlying such awards.

Compensation Committee Report
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the compensation committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the year ended December 27, 2020.
This report is submitted by the members of the compensation committee of the board named below, who received, discussed with management and recommended that this Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report for the year ended December 27, 2020.
Members of the Compensation Committee

Randall M. DeWitt	Saed Mohseni	Ira Zecher

Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	OPTION AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL COMPENSATION ($)
Steve Hislop President and Chief Executive Officer	2020	662,745	282,993	497,051	—	48,380	8,327	1,499,496
	2019	649,750	1,000	487,312	—	403,783	10,618	1,552,463
	2018	649,750	57,370	649,747	—	—	4,518	1,361,385
Jon Howie Vice President and Chief Financial Officer	2020	416,000	202,632	207,990	—	30,368	5,139	862,129
	2019	400,000	1,000	199,987	—	248,577	6,846	856,410
	2018	395,000	57,370	2,116,678	—	—	2,740	2,571,788
Michael Hatcher Vice President of Real Estate and Development	2020	228,800	58,619	114,395	—	10,021	2,325	414,160
	2019	220,000	1,000	109,984	—	82,030	5,196	418,210
	2018	214,240	32,231	107,118	—	—	3,109	356,698
John Mountford Chief Operating Officer	2020	230,800	123,552	115,395	—	16,848	2,689	489,284
	2019	207,500	1,000	207,491	—	128,950	3,592	548,533
	2018	169,973	33,136	78,745	—	—	1,297	283,151
(1)Represents the aggregate grant date fair value, calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, for awards of restricted stock units. See Note 11 to our consolidated financial statements included in the Original Form 10-K for information regarding the assumptions made in determining these values.
(2)All other compensation for fiscal year 2020 includes the following:

NAME	COMPANY CONTRIBUTIONS TO 401(K) PLAN ($)	COMPANY CONTRIBUTIONS TO NONQUALIFIED DEFERRED COMPENSATION PLAN ($)	ALL OTHER TOTAL COMPENSATION ($)
Steve Hislop	—	8,327	8,327
Jon Howie	—	5,139	5,139
Michael Hatcher	318	2,007	2,325
John Mountford	—	2,689	2,689

Grants of Plan-Based Awards

NAME	COMMITTEE ACTION DATE	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#) (2)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(3)
			THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	2/27/2020	3/15/2020				33,813	497,051
			—	331,373	662,746
Jon Howie	2/27/2020	3/15/2020				14,149	207,990
			—	208,000	416,000
Michael Hatcher	2/27/2020	3/15/2020				7,782	114,395
			—	68,640	137,280
John Mountford	2/27/2020	3/15/2020				7,850	115,395
			—	115,400	230,800
(1)Awards are made under our Senior Management Incentive Plan.
(2)Awards were made under our 2012 Plan.
(3)Represents the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, for awards of restricted stock units. See Note 11 to our consolidated financial statements for a discussion of the calculations of grant date fair value.
2020 Omnibus Incentive Plan
The 2020 Omnibus Incentive Plan ("2020 Plan") was approved by the Company's stockholders at our 2020 annual meeting of stockholders on July 30, 2020. As of December 27, 2020 we had a total of 1,113,780 shares of common stock reserved and available for future issuance under the 2020 Plan.
The principal purposes of the 2020 Plan are to: (a) encourage profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives; (b) to give participants an incentive for excellence in individual performance; (c) to promote teamwork among participants; and (d) to give the Company a significant advantage in attracting and retaining key employees, directors, and consultants. To accomplish such purposes, the 2020 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards (including performance-based restricted shares and restricted stock units), other share-based awards, other cash-based awards, or any combination of the foregoing. When considering new grants of share-based or option-based awards, we intend to take into account previous grants of such awards.
The 2020 Plan will be administered by our compensation committee. The compensation committee has the power to determine the terms of the awards granted under the 2020 Plan, including the exercise price and the exercisability of the awards. The compensation committee also has full power to determine the persons to whom and the time or times at which awards will be made and to make all other determinations and take all other actions advisable for the administration of the 2020 Plan.
Each grant of an award under the 2020 Plan will be evidenced by an award agreement or agreements, which will contain such terms and provisions as the compensation committee may determine, consistent with the 2020 Plan. Those terms and provisions include the number of our shares of our common stock subject to each award, vesting terms and other provisions.
2012 Omnibus Equity Incentive Plan
The 2020 Plan replaced the 2012 Omnibus Equity Incentive Plan ("2012 Plan") and no further awards may be granted under the 2012 Plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. The restricted stock units granted under the 2012 Plan vest over four or five years from the date of grant. The options granted under the 2012 Plan expire 10 years after the grant date and were fully vested as of December 27, 2020.
2006 Stock Option Plan
In connection with the adoption of the 2012 Plan the board of directors terminated the 2006 Stock Option Plan (the "2006 Plan") effective as of July 27, 2012, and no further awards may be granted under the 2006 Plan after such date. However, the termination of the 2006 Plan did not affect awards outstanding under the 2006 Plan at the time of its termination and the terms of the 2006 Plan continue to govern outstanding awards granted under the 2006 Plan. The options granted under the 2006 Plan expire 10 years after the date of grant. The outstanding options under the 2006 Plan were fully vested as of December 27, 2020.

Outstanding Equity Awards at Fiscal Year End

	OPTION AWARDS					STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	OPTION EXERCISE PRICE ($/SH)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(1)
Steve Hislop	40,000	(2)	—	28.51	2/28/2023
						5,573	(3)	155,654
						12,641	(4)	353,063
						16,317	(5)	455,734
						33,813	(6)	944,397
Jon Howie	48,938	(7)	—	13.54	4/10/2022
						2,087	(3)	58,290
						41,181	(4)	1,150,185
						6,696	(5)	187,019
						14,149	(6)	395,182
Michael Hatcher	10,000	(2)	—	28.51	2/28/2023
						919	(3)	25,668
						2,084	(4)	58,206
						3,683	(5)	102,866
						7,782	(6)	217,351
John Mountford
						663	(3)	18,518
						1,532	(4)	42,789
						6,948	(5)	194,058
						7,850	(6)	219,251
(1)The market value of shares or units of common stock that have not vested was calculated based on the closing price of our common stock on December 24, 2020, the last trading day of fiscal year 2020 ($27.93).
(2)These options were granted on February 28, 2013 and vested 20% on each of the first five anniversaries of the grant date.
(3)These restricted stock units were granted on March 15, 2017 and vest 25% on each of the first four anniversaries of the grant date.
(4)These restricted stock units were granted on March 15, 2018 and vest 25% on each of the first four anniversaries of the grant date.
(5)These restricted stock units were granted on March 15, 2019 and vest 25% on each of the first four anniversaries of the grant date.
(6)These restricted stock units were granted on March 15, 2020 and vest 25% on each of the first four anniversaries of the grant date.
(7)These options were granted on April 10, 2012 and vested 20% on August 14, 2012 and 20% on each of the next four anniversaries of the first vesting date of August 14, 2012.

Option Exercises and Stock Vested

	STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)(1)
Steve Hislop	20,623	321,363
Jon Howie	26,553	399,420
Michael Hatcher	3,911	61,495
John Mountford	4,250	65,279
(1)Value based on market value of our common stock on the dates of vesting.
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

The following table shows the contributions, earnings and account balances for the named executive officers under the nonqualifed deferred compensation plan for fiscal year ended December 27, 2020:

NAME	EXECUTIVE CONTRIBUTIONS ($) (1)	COMPANY CONTRIBUTIONS ($) (2)	AGGREGATE EARNINGS/ (LOSS) ($)	AGGREGATE WITHDRAWLS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT YEAR-END (3) ($)
Steve Hislop	63,671	8,327	8,282	—	156,910
Jon Howie	58,500	5,139	48,350	—	167,396
Michael Hatcher	50,947	2,007	37,351	—	163,793
John Mountford	22,152	2,689	13,451	—	79,398
(1)These amounts are reported as compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2020.
(2)These amounts are reported as "other" compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2020.
(3)Amounts reported in this column include compensation that was previously reported in the Summary Compensation Table when earned if that officer’s compensation was required to be disclosed in a previous year.
Potential Payments upon Termination or Change in Control
The table below quantifies potential compensation that would have become payable to each of our named executive officers under their employment agreements (as in effect on December 27, 2020) if their employment had terminated on December 27, 2020 for the reasons set forth in the table, given the named executive officer’s base salary on that date and the closing price of our common stock on December 24, 2020, the last trading day of fiscal year 2020. For additional information regarding the circumstances in which our named executive officers would be entitled to severance and change in control benefits, see “—Employment Agreements.”

Due to the number of factors that may affect the amount of any benefits provided upon the events described below, any actual amounts paid or payable may be different than those shown in this table. Factors that could affect these amounts include the date the termination event occurs, the base salary of an executive on the date of termination of employment and the price of our common stock when the event occurs.

	CASH SEVERENCE PAYMENTS (1)	HEALTHCARE PREMIUMS (2)	ACCELERATION OF EQUITY AWARDS (3)	TOTAL
Steve Hislop
Death	—	—	1,908,848	1,908,848
Disability	—	—	1,908,848	1,908,848
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	1,988,236	7,056	—	1,995,292
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	1,988,236	7,056	1,908,848	3,904,140
Jon Howie
Death	—	—	1,790,676	1,790,676
Disability	—	—	1,790,676	1,790,676
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	624,000	6,259	—	630,259
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	624,000	6,259	1,790,676	2,420,935
Michael Hatcher
Death	—	—	404,091	404,091
Disability	—	—	404,091	404,091
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	297,440	5,468	—	302,908
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	297,440	5,468	404,091	706,999
John Mountford
Death	—	—	474,614	474,614
Disability	—	—	474,614	474,614
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	346,200	5,141	—	351,341
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	346,200	5,141	474,614	825,955
(1)Cash severance is payable in equal installments in accordance with the Company’s normal payroll practices over a 12-month period (24 months for Mr. Hislop).
(2)Represents the amount the Company was subsidizing for medical and dental insurance for the named executive officer and his eligible dependents prior to termination.
(3)Represents the value of unvested restricted stock units that would vest based on the closing price of our common stock on December 24, 2020, the last trading day of fiscal year ($27.93).

Director Compensation
The elements of compensation payable to our non-employee directors in 2020 are briefly described in the following table:

Board Service:
Annual cash retainer	$40,000
Annual equity award grant	$40,000
Lead Independent Director annual cash retainer	$5,000
Board Committee Service:
Audit Committee Chair annual cash retainer	$10,000
Compensation Committee Chair annual cash retainer	$5,000
Nominating & Corporate Governance Committee Chair annual cash retainer	$2,500
Our non-employee directors receive compensation for their services as directors. Our Lead Independent Director and our Committee Chairs receive additional compensation for their service. We reimburse directors for all expenses incurred in attending board meetings. As a result of the COVID-19 pandemic, the board temporarily suspended board pay during 2020. As the board reviewed the Company's results and improvement throughout fiscal year 2020 and the directors extraordinary efforts and dedication during the COVID-19 pandemic, the board determined to reinstate full board pay and make up the temporary suspended pay. Starting in fiscal 2021, non-employee directors will receive an annual cash retainer of $45,000 and an annual equity grant of $45,000.
Grants of equity awards to members of our board of directors are made under the 2020 Plan. These equity awards vest 25% on each of the first four anniversaries of the grant date.
Director Compensation Table
The following table provides information regarding the compensation of our non-employee directors for the year ended December 27, 2020:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($) (1)	TOTAL ($)
Starlette Johnson	42,500	39,999	82,499
Saed Mohseni	50,000	39,999	89,999
Ira Zecher	50,000	39,999	89,999
Randall M. DeWitt	40,000	39,999	79,999
(1)These restricted stock units were granted on March 15, 2020 and vest 25% on each of the first four anniversaries of the grant date. The grant date fair value of each award was equal to the closing price of the Company's stock on the date of grant or $14.70, as calculated in accordance with FASB ASC Topic 718 (“Topic 718”). See Note 11 to our consolidated financial statements included in the Original Form 10-K for information regarding the assumptions made in determining these values.
The following table provides information regarding the aggregate number of option and restricted stock unit awards held by our non-employee directors as of December 27, 2020:

NAME	AGGREGATE OPTION AWARDS	AGGREGATE RESTRICTED STOCK UNIT AWARDS	TOTAL AGGREGATE NUMBER OF AWARDS
Starlette Johnson	7,250	5,192	12,442
Saed Mohseni	7,250	5,192	12,442
Ira Zecher	—	5,192	5,192
Randall M. DeWitt	—	5,192	5,192
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
To identify the median employee, we utilized total gross wages (including reported tips) of all of our full-time and part-time employees who were employed by the Company on the last day of the fiscal year or December 27, 2020, other than Mr. Hislop. We excluded from total gross wages certain unusual and non-recurring items not available to all employees, such as stock based compensation, to achieve a consistently applied compensation measure. We also annualized the compensation of our employees who were not employed by the Company for all of fiscal year 2020.
Our median employee was identified as a hostess who worked an average of 25 hours per week. This total compensation figure reflects employment on a part-time basis, and is not necessarily representative of the compensation of other restaurant employees or of our overall compensation practices. We redetermined our median employee because the population used in this calculation mainly consists of hourly employees and changes frequently.
Based on the above determination, our median employee's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K) was $21,836. Our CEO's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K and as reported in the Summary Compensation Table) was $1,499,496.
Based on the foregoing, Mr. Hislop's annual total compensation for fiscal year 2020 was approximately 69 times our median employee's annual total compensation. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized above.
Our CEO pay ratio is not an element that the compensation committee considers in setting the compensation of our CEO, nor is our CEO’s compensation a material element that management considers in making compensation decisions for non-officer employees.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, as of December 27, 2020 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders
2020 Omnibus Incentive Plan	5,747	(1)	—		1,113,780
2012 Omnibus Equity Incentive Plan	639,062	(1)	27.60	(2)	—
2006 Stock Option Plan	50,931		13.49		—
Total	695,740		23.54		1,113,780
(1)Includes 5,747 and 512,793 shares underlying time-based restricted stock units under the 2020 Plan and the 2012 Plan, respectively.
(2)Weighted average exercise price of outstanding options excludes restricted stock units.

Beneficial Ownership
The tables below set forth the beneficial ownership information of our common stock as of April 12, 2021 for:
•each of our named executive officers;
•each of our directors;
•all of our executive officers and directors as a group; and
•each person known to us to be the beneficial owner of more than 5% of our shares of common stock.
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
Beneficial ownership and percentage of beneficial ownership is based on 19,946,059 shares of our common stock outstanding at April 12, 2021. Shares of common stock subject to options or restricted stock units that a person has a right to acquire or receive within 60 days of April 12, 2021 are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.
Directors and Named Executive Officers

NAME	BENEFICIALLY OWNED (1)	PERCENT OF CLASS
Steve Hislop	161,671	*
Jon Howie	70,593	*
Michael Hatcher	34,038	*
John Mountford	23,432	*
Starlette Johnson	7,899	*
Saed Mohseni	7,899	*
Randall M. DeWitt	4,472	*
Ira Zecher	3,084	*

All Directors and Executive Officers as a group (8 persons)	313,088	1.6%

*	Indicates ownership of less than 1%.
(1)Based on shares of common stock outstanding as of April 12, 2021. Steve Hislop and Michael Hatcher held options to purchase 40,000 and 10,000 shares of common stock, respectively, which are exercisable within 60 days of April 12, 2021. All Directors and Executive Officers as a group line item includes 50,000 options to purchase shares of our common stock, which are exercisable within 60 days of April 12, 2021.

Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the SEC by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 12, 2021.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
T. Rowe Price (1)	3,327,062	16.7%
BlackRock, Inc. (2)	3,093,010	15.5%
Wasatch Advisors, Inc. (3)	2,821,729	14.1%
Vanguard Group, Inc. (4)	1,297,203	6.5%
(1)According to Amendment No. 5 to Schedule 13G filed on February 16, 2021 by T. Rowe Price Associates, Inc., T. Rowe Price Associates, Inc. beneficially owns and has sole dispositive power with respect to 3,327,062 shares of our common stock and has sole voting power with respect to 747,595 shares of our common stock. The address of T. Rowe Price Associates, Inc. is 100 East Pratt St., Baltimore, MD 21202.
(2)According to a Schedule 13G filed on January 25, 2021 by BlackRock, Inc., BlackRock, Inc. beneficially owns and has sole dispositive power with respect to 3,093,010 shares of our common stock and has sole voting power with respect to 3,063,621 shares of our common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(3)According to Amendment No. 6 to Schedule 13G filed on February 11, 2021 by Wasatch Advisors, Inc., Wasatch Advisors, Inc. beneficially owns and has sole voting and dispositive power with respect to 2,821,729 shares of our common stock. The address of Wasatch Advisors, Inc. is 505 Wakara Way, Salt Lake City, UT 84108.
(4)According to Amendment No. 1 to Schedule 13G filed on February 10, 2021 by Vanguard Group, Inc., Vanguard Group, Inc. beneficially owns 1,297,203 shares of our common stock and has sole dispositive power with respect to 1,278,123 shares of our common stock, and shared voting and dispositive power with respect to 12,962 and 19,080 shares of our common stock, respectively. The address of Vanguard Group, Inc. is 100 Vanguard Blvd, Malvern, PA 19355.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions Policy
Our audit committee reviews certain financial transactions, arrangements and relationships between us and any of the following related parties to determine whether any such transaction, arrangement or relationship is a related party transaction:
•any of our directors, director nominees or executive officers;
•any beneficial owner of more than 5% of our outstanding stock; and
•any immediate family member of any of the foregoing.
Our audit committee reviews any financial transaction, arrangement or relationship that:
•involves or will involve, directly or indirectly, any related party identified above and is in an amount greater than $120,000;
•would cast doubt on the independence of a director;
•would present the appearance of a conflict of interest between us and the related party; or
•is otherwise prohibited by law, rule or regulation.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
RSM US LLP served as the Company’s independent registered public accounting firm in 2020 and 2019. The following sets forth fees billed by RSM for the audit of our annual financial statements and other services rendered:

	YEAR ENDED
	DECEMBER 27, 2020	DECEMBER 29, 2019
Audit fees(1)	$677,933	$580,125
Audit related fees (2)	47,250	—
Tax fees	—	24,400
Total	$725,183	$604,525
(1)Includes fees for audits of our annual financial statements and its internal control over financial reporting, reviews of the related quarterly financial statements, and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.
(2)Includes fees associated with services provided by RSM in connection with the Company's ATM offering completed in the second quarter of 2020.
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
The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm. All audit and non-audit services for 2020 and 2019 were pre-approved by the audit committee.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements - see Index to Financial Statements appearing on page F-1 of the Original Form 10-K.
(2)Financial Statement Schedules – None.
(3)Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
4.2	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on March 10, 2020)
10.1*	Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 31, 2020)
10.2*	Form of Restricted Stock Unit Agreement (2020 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2020)
10.3*	Chuy’s Holdings, Inc. 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.4*	Form of Restricted Share Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.5*	Form of Option Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.6*	Form of Restricted Stock Unit Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on form 10-K, filed on March 11, 2014)
10.7*	Form of Restricted Stock Unit Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed on March 12, 2015)
10.8*	Form of Option Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 8, 2015)
10.9*	Chuy’s Holdings, Inc. Amended and Restated 2006 Stock Option Plan (incorporated by reference to Exhibit 10.37 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-176097), filed on May 17, 2012)
10.10*	Form of Stock Option Award Agreement (2006 Stock Option Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-176097), filed on August 5, 2011)
10.11*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.12*	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.13*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steve Hislop (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.14*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon Howie (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.15*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Mountford (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.16*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Michael Hatcher (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.17*	Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.18	Credit Agreement, dated November 30, 2012, by and among Chuy’s Holdings, Inc., as borrower, the subsidiaries of Chuy’s Holdings, Inc., as guarantors, and Wells Fargo Bank, National Association, as administrative agent, swingline lender, issuing lender and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012)
10.19	First Amendment to the Credit Agreement, dated October 30, 2015, by and among Chuy’s Holdings, Inc., as borrower, the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 3, 2015)
10.20	Second Amendment to Credit Agreement, dated May 21, 2020, by and among Chuy’s Holdings, Inc., as borrower, the guarantors party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 26, 2020)
21.1++	Subsidiaries of Chuy’s Holdings, Inc.
23.1++	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS++	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH++	Inline XBRL Taxonomy Extension Schema
101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover page Interactive Data File (formatted as Inline XBRL)
*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith.
++    Filed as an exhibit to Chuy's Annual Report on Form 10-K filed March 11, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 23, 2021	CHUY’S HOLDINGS, INC.

		By:	/s/ Jon W. Howie
Jon W. Howie
Vice President and Chief Financial Officer
(Principle Financial and Accounting Officer)