Form 10-Q
period 2021-03-28
CHUY'S HOLDINGS, INC.
filed 2021-05-07
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at April 30, 2021 was 19,986,228.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 28, 2021	December 27, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$97,258	$86,817
Accounts receivable	908	1,507
Lease incentives receivable	200	200
Income tax receivable	624	974
Inventories	1,269	1,449
Prepaid expenses and other current assets	3,257	3,614
Total current assets	103,516	94,561
Property and equipment, net	182,047	185,105
Operating lease assets	156,597	159,156
Deferred tax asset	8,873	7,806
Other assets and intangible assets, net	1,163	1,078
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$498,165	$493,675
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,403	$2,977
Accrued liabilities	26,462	25,775
Operating lease liabilities	13,956	14,566
Total current liabilities	44,821	43,318
Operating lease liabilities, less current portion	202,956	207,601
Other liabilities	1,040	898
Total liabilities	248,817	251,817

Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 19,946,228 shares issued and outstanding at March 28, 2021 and 19,710,549 shares issued and outstanding at December 27, 2020	199	197
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at March 28, 2021 and December 27, 2020	—	—
Paid-in capital	145,731	144,897
Retained earnings	103,418	96,764
Total stockholders’ equity	249,348	241,858
Total liabilities and stockholders’ equity	$498,165	$493,675

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Revenue	$87,710	$94,500
Costs and expenses:
Cost of sales	20,447	24,562
Labor	24,829	33,580
Operating	13,471	14,585
Occupancy	7,239	7,986
General and administrative	6,848	5,720
Marketing	977	1,009
Restaurant pre-opening	677	860
Impairment, closed restaurant and other costs	2,344	18,773
Depreciation	4,918	5,289
Total costs and expenses	81,750	112,364
Income (loss) from operations	5,960	(17,864)
Interest expense, net	23	52
Income (loss) before income taxes	5,937	(17,916)
Income tax benefit	(717)	(5,512)
Net income (loss)	$6,654	$(12,404)
Net income (loss) per common share:
Basic	$0.34	$(0.75)
Diluted	$0.33	$(0.75)
Weighted-average shares outstanding:
Basic	19,752,928	16,635,340
Diluted	20,125,220	16,635,340

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 27, 2020	19,710,549	$197	$144,897	$96,764	$241,858
Stock-based compensation	—	—	991	—	991
Proceeds from exercise of stock options	113,354	1	2,334	—	2,335
Settlement of restricted stock units	178,514	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(56,189)	(1)	(2,489)	—	(2,490)
Net income	—	—	—	6,654	6,654
Balance, March 28, 2021	19,946,228	$199	$145,731	$103,418	$249,348

Balance, December 29, 2019	16,636,464	$166	$94,712	$100,058	$194,936
Stock-based compensation	—	—	912	—	912
Settlement of restricted stock units	134,530	1	(1)	—	—
Repurchase of shares of common stock	(90,144)	(1)	(1,421)	—	(1,422)
Indirect repurchase of shares for minimum tax withholdings	(40,660)	—	(626)	—	(626)
Net loss	—	—	—	(12,404)	(12,404)
Balance, March 29, 2020	16,640,190	$166	$93,576	$87,654	$181,396

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Cash flows from operating activities:
Net income (loss)	$6,654	$(12,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,918	5,289
Amortization of operating lease assets	2,454	2,190
Amortization of loan origination costs	17	8
Impairment, closed restaurant and other costs	277	18,277
Stock-based compensation	944	856
Loss on disposal of property and equipment	28	196
Deferred income taxes	(1,067)	(4,567)
Changes in operating assets and liabilities:
Accounts receivable	599	469
Lease incentive receivable	—	(150)
Income tax receivable and payable	350	(1,746)
Inventories	180	138
Prepaid expenses and other assets	252	(724)
Accounts payable	872	1,181
Accrued and other liabilities	(735)	(5,737)
Operating lease liabilities	(3,428)	(2,681)
Net cash provided by operating activities	12,315	595
Cash flows from investing activities:
Purchase of property and equipment	(1,719)	(5,498)
Purchase of other assets	—	(100)
Net cash used in investing activities	(1,719)	(5,598)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	25,000
Repurchase of shares of common stock	—	(1,422)
Proceeds from the exercise of stock options	2,335	—
Indirect repurchase of shares for minimum tax withholdings	(2,490)	(626)
Net cash (used in) provided by financing activities	(155)	22,952
Net increase in cash and cash equivalents	10,441	17,949
Cash and cash equivalents, beginning of period	86,817	10,074
Cash and cash equivalents, end of period	$97,258	$28,023

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$554	$762

Supplemental cash flow disclosures:
Cash paid for interest	$8	$30
Cash paid for income taxes	$—	$829

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of March 28, 2021, the Company operated 93 restaurants across 17 states.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2020. The accompanying condensed consolidated balance sheet as of December 27, 2020, has been derived from our audited consolidated financial statements.
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
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2021 and 2020 fiscal years both consist of 52 weeks.
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
Diluted net income (loss) per share of common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and restricted stock units (the options and restricted stock units were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan") and the Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (the "2020 Plan")). For the thirteen weeks ended March 28, 2021 and March 29, 2020, there were approximately 2,628 and 70,986 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The computation of basic and diluted net income (loss) per share is as follows:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
BASIC
Net income (loss)	$6,654	$(12,404)

Weighted-average common shares outstanding	19,752,928	16,635,340
Basic net income (loss) per common share	$0.34	$(0.75)

DILUTED
Net income (loss)	$6,654	$(12,404)

Weighted-average common shares outstanding	19,752,928	16,635,340
Dilutive effect of stock options and restricted stock units	372,292	—
Weighted-average of diluted shares	20,125,220	16,635,340
Diluted net income (loss) per common share	$0.33	$(0.75)

4. Stock-Based Compensation
The Company has outstanding awards under the Chuy's Holdings, Inc. 2006 Stock Option Plan ("the "2006" Plan), the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. The 2006 Plan was terminated by the board effective July 27, 2012, and no further awards may be granted under the plan after such date. The termination of the 2006 Plan did not affect outstanding awards granted under the 2006 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of March 28, 2021 the Company had 63,846 of stock options outstanding and exercisable with a remaining weighted average contractual term of approximately two years.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four to five years from the date of grant. As of March 28, 2021, a total of 1,022,450 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $944,000 and $856,000 for the thirteen weeks ended March 28, 2021 and March 29, 2020, respectively.
A summary of stock-based compensation activity related to restricted stock units for the thirteen weeks ended March 28, 2021 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 27, 2020	518,540	$19.42
Granted	91,330	44.33
Vested	(178,514)	21.31
Forfeited	(33)	33.70
Outstanding at March 28, 2021	431,323	$23.91	2.94
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 28, 2021, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $10.1 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
5. Long-Term Debt
Revolving Credit Facility
On November 30, 2012, the Company entered into a $25.0 million Revolving Credit Facility with Wells Fargo Bank, National Association. On May 21, 2020, the Company entered into the second amendment (the “Amendment”) to its Revolving Credit Facility (as amended, the "Revolving Credit Facility") to (1) extend the maturity date to April 30, 2022, (2) relax compliance with the financial covenants contained in the Revolving Credit Facility during the COVID-19 pandemic through the new maturity date and (3) revise the applicable margins and leverage ratios that determine the commitment fees and interest payable by the Company.
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
Borrowings under the Revolving Credit Facility generally bear interest at a variable rate based upon the Company's election, of (i) the base rate (which is the highest of the prime rate, federal funds rate plus 0.5% and one month LIBOR plus 1.0%), or (ii) LIBOR, plus, in either case, an applicable margin based on the Company's consolidated total leverage ratio with a LIBOR floor of 1.0%. The Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at the applicable margin, which varies based on the Company's consolidated total leverage ratio.
The Revolving Credit Facility also requires compliance with a fixed charge coverage ratio, a consolidated total leverage ratio, growth capital expenditure limitations during fiscal years 2020 and 2021 and a minimum monthly liquidity requirement of $5.0 million. The Revolving Credit Facility also has certain restrictions on the payment of dividends and distributions. Under the Revolving Credit Facility, the Company may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the lease adjusted leverage ratio does not exceed 3.50 to 1.00.
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of March 28, 2021, the Company had no borrowings under the Revolving Credit Facility, and was in compliance with all covenants under the Revolving Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at March 28, 2021 and December 27, 2020 are summarized as follows:

	March 28, 2021	December 27, 2020
Accrued compensation and related benefits	$13,381	$14,007
Other accruals	4,122	3,922
Sales and use tax	2,843	2,200
Deferred gift card revenue	2,174	2,527
Accrued closing costs	2,045	65
Property tax	1,897	3,054
Total accrued liabilities	$26,462	$25,775
7. Stockholders' Equity
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

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
We repurchased approximately 90,000 shares of common stock for $1.4 million during the first quarter of 2020. As a result of COVID-19, the Company temporarily suspended any further activity under the share repurchase program and did not repurchase any shares during the remainder of 2020. As of March 28, 2021, the Company had $28.6 million remaining to be repurchased under this plan.
8. Contingencies
The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of March 28, 2021, all of the Company's leases were operating.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended
Lease cost	March 28, 2021	March 29, 2020
Operating lease cost (a)	$6,385	$6,593
Variable lease cost	236	123
	$6,621	$6,716
(a) Includes short-term operating lease costs which are immaterial.
Supplemental cash flow disclosures for the thirteen weeks ended March 28, 2021 and March 29, 2020, respectively:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Cash paid for operating lease liabilities	$7,130	$6,616
Operating lease assets obtained in exchange for operating lease liabilities (a)	(105)	(923)

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
(a) The thirteen weeks ended March 28, 2021 includes a $3.1 million decrease to operating lease assets and liabilities related to the termination of two closed restaurant leases, partially offset by a $3.0 million increase mainly due to extending remaining lives of certain leases. The thirteen weeks ended March 29, 2020 includes a $6.6 million reduction to the operating lease assets and liabilities as a result of shortening the remaining life of certain leases partially offset by a $5.7 million increase related to new lease commencements.
The Company recorded no deferred lease incentives during the thirteen weeks ended March 28, 2021 and $0.2 million during the thirteen weeks ended March 29, 2020.
Supplemental balance sheet and other lease disclosures:

Operating leases	Classification	March 28, 2021	December 27, 2020
Right-of-use assets	Operating lease assets	$156,597	$159,156

Deferred rent payments	Operating lease liability	1,795	2,169
Current lease liabilities	Operating lease liability	12,161	12,397
		13,956	14,566

Deferred rent payments	Operating lease liability, less current portion	427	746
Non-current lease liabilities	Operating lease liability, less current portion	202,529	206,855
		202,956	207,601

Total lease liabilities		$216,912	$222,167

Weighted average remaining lease term (in years)		13.6	13.8
Weighted average discount rate		7.8%	7.9%
Future minimum rent payments for our operating leases for the next five years as of March 28, 2021 are as follows:

Fiscal year ending:
Remainder of 2021	$22,869
2022	28,687
2023	28,182
2024	26,928
2025	26,478
Thereafter	218,536
Total minimum lease payments	351,680
Less: imputed interest	134,768
Present value of lease liabilities	$216,912
As of March 28, 2021, operating lease payments exclude approximately $2.1 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
10. Income Taxes
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21%:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Expected income tax expense (benefit)	$1,247	$(3,763)
State tax expense, net of federal benefit	277	(305)
FICA tip credit	(1,120)	(1,253)
Deferred tax balance adjustment (a)	—	(533)
Stock compensation	(1,329)	342
Other	208	—
Income tax benefit	$(717)	$(5,512)
(a) Reflects the tax benefit recorded in the quarter associated with a carryback of federal net operating losses due to the CARES Act administrative correction of the deprecation recovery period for qualified improvement property.
Deferred tax assets were $8.9 million and $7.8 million as of March 28, 2021 and March 29, 2020, respectively. This increase is primarily related to an increase in the general business tax credits.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of March 28, 2021 the Company believes that it will realize all of the deferred tax assets. Therefore, no valuation allowance has been recorded.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with this position could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As a result, no additional accrual has been made as of March 28, 2021.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Operating lease assets impairment	$—	$3,133
Property and equipment impairment	288	15,144
Total impairment charge	288	18,277

Closed restaurant costs	1,565	496
Loss on lease termination	491	—
Impairment, closed restaurant and other costs	$2,344	$18,773
During the thirteen weeks ended March 28, 2021, the Company terminated two of its closed restaurant lease agreements and recorded a $0.5 million non-cash loss on lease termination as well as a $0.3 million non-cash impairment charge related to long-lived assets.
During the thirteen weeks ended March 29, 2020, the company recorded a $18.3 million impairment charge mainly as a result of restaurant closures driven by the COVID-19 pandemic.
Closed restaurant costs represent on-going expenses to maintain the closed restaurants such as rent expense, utility and insurance costs.
12. Subsequent events
Subsequent to March 28, 2021, the Company opened one new restaurant for a total of 94 restaurants in 17 states.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's," “our Company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2020 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
COVID-19 Pandemic
The onset of the COVID-19 pandemic at the end of the first quarter of 2020 caused significant disruption to the Company's business operations as a result of mandatory closures, imposed capacity limitations and other restrictions. As of March 28, 2021, the Company had reopened dining rooms at varying degrees of operating capacity in all of its restaurants. We cannot predict how soon we will be able to operate all of our restaurants at full capacity, and our ability to stay open will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.
Selected monthly comparable restaurant sales and average weekly sales per restaurant for the first quarter and second quarter to-date of 2021 are as follows:

	Month Ended
	1/24/21	2/21/21	3/28/21	4/25/21
Comparable Restaurant Sales	(14.7)%	(26.3)%	33.5%	120.3%
2019 Comparable Restaurant Sales	(9.1)%	(24.7)%	(3.9)%	(0.3)%
Average Weekly Sales per Restaurant	$69,399	$62,421	$84,091	$85,415
Number of Open Restaurants	92	93	93	94
Comparable restaurant sales for the first quarter of 2021 showed a continued sequential improvement with a decrease of 11.8% as compared to the same period in fiscal 2019. We believe that measuring our comparable restaurant sales over fiscal year 2019 is a better representation given the pandemic’s significant impact on fiscal year 2020. Despite a challenging February driven by the severe winter weather in most of the Central and Southern United States, our March and April comparable restaurant sales were at the highest level since the COVID-19 pandemic began. Off-premise sales remained strong at a rate more than double the Company’s pre-COVID-19 levels at approximately 30% during the first quarter and the second quarter of 2021 to date. As of March 28, 2021, the Company had a strong financial position with $97.3 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility. The Company believes it maintains ample financial flexibility with which to navigate the current environment.
Overview
We are a growing full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of March 28, 2021, we operated 93 restaurants across 17 states.
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
We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. During the first quarter of 2021, we opened one new restaurant and we also opened one additional restaurant subsequent to the quarter end.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time as compared to that time in the prior year. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 89 restaurants at March 28, 2021.
•2019 Comparable Restaurant Sales. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time as compared to that time in fiscal year 2019. The comparable group of restaurants include the restaurants that were in the comparable base as of the end of fiscal year 2019. Our comparable restaurant base consisted of 81 restaurants at March 28, 2021.
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
•Average Weekly Sales per Restaurant. Average Weekly Sales per Restaurant is calculated by dividing total weekly sales by the number of operating restaurants in a given week.
•Operating Margin. Operating margin represents income from operations as a percentage of our revenue. By monitoring and controlling our operating margins, we can gauge the overall profitability of our Company.
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Total open restaurants (at end of period)	93	92
Total comparable restaurants (at end of period)	89	83
Average unit volumes (in thousands)	$950	$993
Change in comparable restaurant sales(1)	(3.2)%	(9.7)%
Average check	$17.15	$16.28
(1) We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflects changes in sales for the comparable group of restaurants over a specified period of time.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2021 and 2020 fiscal years each consists of 52 weeks.
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
Impairment, closed restaurant and other costs. Impairment costs include impairment of long-lived assets associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset. Closed restaurant costs consist of any costs associated with the closure of a restaurant such as lease termination costs, severance benefits, other miscellaneous closing costs as well as costs to maintain these closed restaurants through the lease termination date such as occupancy costs, including rent payments less sublease income, if any, and insurance and utility costs. Other costs consist of closed restaurant lease termination fees.
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
Thirteen Weeks Ended March 28, 2021 Compared to Thirteen Weeks Ended March 29, 2020
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	March 28, 2021	% of Revenue	March 29, 2020	% of Revenue	$ Change	% Change
Revenue	$87,710	100.0%	$94,500	100.0%	$(6,790)	(7.2)%
Costs and expenses:
Cost of sales	20,447	23.3	24,562	26.0	(4,115)	(16.8)
Labor	24,829	28.3	33,580	35.5	(8,751)	(26.1)
Operating	13,471	15.4	14,585	15.4	(1,114)	(7.6)
Occupancy	7,239	8.3	7,986	8.5	(747)	(9.4)
General and administrative	6,848	7.8	5,720	6.1	1,128	19.7
Marketing	977	1.1	1,009	1.1	(32)	(3.2)
Restaurant pre-opening	677	0.8	860	0.9	(183)	(21.3)
Impairment, closed restaurant and other costs	2,344	2.7	18,773	19.9	(16,429)	(87.5)
Depreciation	4,918	5.5	5,289	5.5	(371)	(7.0)
Total costs and expenses	81,750	93.2	112,364	118.9	(30,614)	(27.2)
Income (loss) from operations	5,960	6.8	(17,864)	(18.9)	23,824	*
Interest expense, net	23	—	52	0.1	(29)	(55.8)
Income (loss) before income taxes	5,937	6.8	(17,916)	(19.0)	23,853	*
Income tax benefit	(717)	(0.8)	(5,512)	(5.9)	4,795	(87.0)
Net income (loss)	$6,654	7.6%	$(12,404)	(13.1)%	$19,058	*

* Not meaningful
Revenue. Revenue decreased $6.8 million, or 7.2%, to $87.7 million for the thirteen weeks ended March 28, 2021 from $94.5 million for the comparable period in 2020. Sales in the first quarter of 2021 were negatively impacted by a decline in customer traffic as a result of COVID-19 pandemic as well as a loss of 108 operating weeks due to closures of nine restaurants during the latter part March of 2020, partially offset by $1.1 million of incremental revenue from an additional 12 operating weeks provided by new restaurants opened during and subsequent to the first quarter of 2020. For the first quarter of 2021, off-premise sales were approximately 32% of total revenue compared to approximately 18% in the same period last year.
Comparable restaurant sales decreased 3.2% for the thirteen weeks ended March 28, 2021 compared to the thirteen weeks ended March 29, 2020. The decrease in comparable restaurant sales was primarily driven by an 8.0% decrease in average weekly customers, partially offset by a 4.8% increase in average check. The comparable monthly restaurant sales during the first quarter decreased 14.7%, decreased 26.3% and increased 33.5% for January, February and March, respectively. The comparable restaurant base consisted of 89 restaurants at the end of the first quarter of 2021.
Cost of sales. Cost of sales as a percentage of revenue decreased to 23.3% during the thirteen weeks ended March 28, 2021 from 26.0% during the same period in 2020, primarily as a result of switching to a limited menu and eliminating the complimentary buffet style chips and salsa, or “Nacho Car,” as a result of the COVID-19 pandemic as well as overall commodity deflation of 3.3%.
Labor costs. Labor costs as a percentage of revenue decreased to 28.3% during the thirteen weeks ended March 28, 2021 from 35.5% during the comparable period in 2020 as a result of a reduction in hourly employees and store management personnel due to the Company’s new operating model, which it transitioned to during the second quarter of fiscal 2020 as a result of the COVID-19 pandemic, as well as an hourly labor rate deflation at its comparable restaurants of approximately 2.9%.
Operating costs. Operating costs as a percentage of revenue remained flat at 15.4% during the thirteen weeks ended March 28, 2021. Increases in delivery service charges and to-go supplies as a result of the growth in the Company’s off-premise business were offset by lower credit card fees, utility and other restaurant operating costs driven by reduced operating capacity.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 8.3% during the thirteen weeks ended March 28, 2021 from 8.5% during the comparable period in 2020, primarily as a result of the closures of nine restaurants during the latter part of March of 2020, partially offset by sales deleveraged of fixed occupancy expenses.
General and administrative expenses. General and administrative expenses increased to $6.8 million for the thirteen weeks ended March 28, 2021 as compared to $5.7 million for the same period in 2020. The increase was primarily driven by performance-based bonuses and equity compensation, partially offset by reduced travel, recruitment, and various other expenses as a result of cost saving measures in response to COVID-19.
Restaurant pre-opening costs. Restaurant pre-opening costs decreased to $0.7 million for the thirteen weeks ended March 28, 2021 as compared to $0.9 million for the same period in 2020. Restaurant pre-opening costs for the first quarter of 2021 and 2020 represent expenses for the new store openings postponed to fiscal 2021 as a result of COVID-19 pandemic.
Marketing. Marketing expense as a percentage of revenue remained flat at 1.1% during the thirteen weeks ended March 28, 2021 as compared to the same period in 2020 as the company reinstated its digital advertising campaigns across the nation.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $2.3 million during the thirteen weeks ended March 28, 2021 from $18.8 million during the comparable period in 2020. During the first quarter of 2021, the Company terminated two of its closed restaurant lease agreements and recorded a $0.5 million non-cash loss on lease termination as well as a $0.3 million non-cash impairment charge related to long-lived assets. During the first quarter of 2020, the Company recorded non-cash impairment charges of $18.3 million related to restaurant closures as a result of the COVID-19 pandemic. The company also incurred $1.6 million and $0.5 million of closed restaurants costs, which include rent expense, utility and insurance costs during the thirteen weeks ended March 28, 2021 and March 29, 2020, respectively.
Depreciation. Depreciation expense decreased $0.4 million to $4.9 million during the thirteen weeks ended March 28, 2021 from $5.3 million recorded during the comparable period in 2020 primarily due to a decrease in depreciation related to closed stores.
Income tax benefit. We recorded an income tax benefit of $0.7 million in the first quarter of 2021 compared to $5.5 million during the comparable period in 2020. The decrease in income tax benefit was driven by an increase in estimated annual net income, offset by a $1.3 million discrete tax benefit recorded during the first quarter of 2021 related to stock based compensation. As of March 28, 2021, the Company had an $8.9 million deferred tax asset, which management believes will be fully realized, therefore, no valuation allowance is required at this time.
In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with the IRS's position and believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As a result, no further tax accrual was made. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with position could range between $0.5 million and $2.5 million.
Net income (loss). As a result of the foregoing, net income was $6.7 million during the thirteen weeks ended March 28, 2021 as compared to a loss of $12.4 million during the comparable period in 2020.
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
Our main requirements for liquidity are to support our working capital, restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure, obligations under our operating leases, interest payments on our debt, if any, and to repurchase shares of our common stock subject to market conditions. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of the end of the first quarter of 2021, the Company had $28.6 million remaining under its $30.0 million repurchase program that expires on December 31, 2022.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.
As of March 28, 2021, the Company had a strong financial position with $97.3 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility.
Cash Flows for Thirteen Weeks Ended March 28, 2021 and March 29, 2020
The following table summarizes the statement of cash flows for the thirteen weeks ended March 28, 2021 and March 29, 2020 (in thousands):

	Thirteen Weeks Ended
	March 28, 2021	March 29, 2020
Net cash provided by operating activities	$12,315	$595
Net cash used in investing activities	(1,719)	(5,598)
Net cash (used in) provided by financing activities	(155)	22,952
Net increase in cash and cash equivalents	10,441	17,949
Cash and cash equivalents at beginning of year	86,817	10,074
Cash and cash equivalents at end of period	$97,258	$28,023
Operating Activities. Net cash provided by operating activities increased $11.7 million to $12.3 million for the thirteen weeks ended March 28, 2021 from $0.6 million during the comparable period in 2020. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was mainly attributable to changes in our net working capital as we reopened our dining rooms and:
•a $5.0 million increase in accrued and other liabilities primarily driven by increased payroll accruals as a result of bringing back our furloughed employees after reopening our dining rooms during the latter part of fiscal 2020, higher performance-based bonus and sales tax accruals as well as $2.0 million in accrued lease termination costs; and
•a $3.5 million decrease in deferred income taxes as well as a $2.1 million decrease in income tax receivable due in part to a CARES Act administrative correction which took place in fiscal year 2020.
Investing Activities. Net cash used in investing activities decreased $3.9 million to $1.7 million for the thirteen weeks ended March 28, 2021 from $5.6 million during the comparable period in 2020. The decrease was mainly driven by reduced constructions payments during the first quarter of 2021 as a result of the postponement of new store openings, substantially developed prior to COVID-19 pandemic, to fiscal year 2021.
Financing Activities. Net cash used in financing activities was $0.2 million for the thirteen weeks ended March 28, 2021 as compared to net cash provided by financing activities of $23.0 million during the comparable period in 2020. The decrease in net cash provided by financial activities was primarily due to a $25.0 million draw on our revolving credit facility in fiscal 2020, partially offset by $1.4 million decrease in stock repurchases as compared to the same period last year.
As of March 28, 2021, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.
Off-Balance Sheet Arrangements
As of March 28, 2021, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Cautionary Statement Concerning Forward-Looking Statements
Certain statements in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current views of our senior management with respect to future events and our financial performance. These statements include forward-looking statements with respect to our business and industry in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” “anticipate” and similar statements of a future or forward looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
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
•the impact of federal, state and local tax laws and the Internal Revenue Service disagreeing with our tax position;
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended March 28, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Date: May 7, 2021

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)