Form 10-Q
period 2021-06-27
CHUY'S HOLDINGS, INC.
filed 2021-08-06
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021
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

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at July 30, 2021 was 19,997,123.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 27, 2021	December 27, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$113,547	$86,817
Accounts receivable	1,246	1,507
Lease incentives receivable	—	200
Inventories	1,431	1,449
Income tax receivable	—	974
Prepaid expenses and other current assets	4,933	3,614
Total current assets	121,157	94,561
Property and equipment, net	181,354	185,105
Operating lease assets	158,162	159,156
Deferred tax asset, net	7,933	7,806
Other assets and intangible assets, net	1,330	1,078
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$515,905	$493,675
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,310	$2,977
Accrued liabilities	29,657	25,775
Operating lease liabilities	13,717	14,566
Total current liabilities	47,684	43,318
Operating lease liabilities, less current portion	203,663	207,601
Other liabilities	1,219	898
Total liabilities	252,566	251,817

Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 19,997,123 shares issued and outstanding at June 27, 2021 and 19,710,549 shares issued and outstanding at December 27, 2020	200	197
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at June 27, 2021 and December 27, 2020	—	—
Paid-in capital	148,191	144,897
Retained earnings	114,948	96,764
Total stockholders’ equity	263,339	241,858
Total liabilities and stockholders’ equity	$515,905	$493,675

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenue	$108,153	$65,712	$195,863	$160,212
Costs and expenses:
Cost of sales	25,565	15,410	46,012	39,972
Labor	30,306	17,337	55,135	50,917
Operating	15,944	10,720	29,415	25,305
Occupancy	7,459	7,097	14,698	15,083
General and administrative	6,679	4,774	13,527	10,494
Marketing	1,238	365	2,215	1,374
Restaurant pre-opening	615	278	1,292	1,138
Impairment, closed restaurant and other costs	1,404	1,782	3,748	20,555
Gain on insurance settlements	—	(1,000)	—	(1,000)
Depreciation	5,086	4,895	10,004	10,184
Total costs and expenses	94,296	61,658	176,046	174,022
Income (loss) from operations	13,857	4,054	19,817	(13,810)
Interest expense, net	21	153	44	205
Income (loss) before income taxes	13,836	3,901	19,773	(14,015)
Income tax expense (benefit)	2,306	(601)	1,589	(6,113)
Net income (loss)	$11,530	$4,502	$18,184	$(7,902)
Net income (loss) per common share:
Basic	$0.58	$0.26	$0.92	$(0.46)
Diluted	$0.57	$0.26	$0.90	$(0.46)
Weighted-average shares outstanding:
Basic	19,980,513	17,555,506	19,866,721	17,095,422
Diluted	20,197,574	17,578,129	20,165,155	17,095,422

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, March 28, 2021	19,946,228	$199	$145,731	$103,418	$249,348
Stock-based compensation	—	—	1,053	—	1,053
Proceeds from exercise of stock options	50,000	1	1,425	—	1,426
Settlement of restricted stock units	1,304	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(409)	—	(18)	—	(18)
Net income	—	—	—	11,530	11,530
Balance, June 27, 2021	19,997,123	$200	$148,191	$114,948	$263,339

Balance, March 29, 2020	16,640,190	$166	$93,576	$87,654	$181,396
Stock-based compensation	—	—	1,045	—	1,045
Proceeds from exercise of stock options	3,171	—	34	—	34
Sale of common stock from ATM offering, net of fees and expenses	3,041,256	31	48,136	—	48,167
Settlement of restricted stock units	7,401	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(2,126)	—	(29)	—	(29)
Net income	—	—	—	4,502	4,502
Balance, June 28, 2020	19,689,892	$197	$142,762	$92,156	$235,115

	Twenty-Six Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 27, 2020	19,710,549	$197	$144,897	$96,764	$241,858
Stock-based compensation	—	—	2,044	—	2,044
Proceeds from exercise of stock options	163,354	2	3,759	—	3,761
Settlement of restricted stock units	179,818	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(56,598)	(1)	(2,507)	—	(2,508)
Net income	—	—	—	18,184	18,184
Balance, June 27, 2021	19,997,123	$200	$148,191	$114,948	$263,339

Balance, December 29, 2019	16,636,464	$166	$94,712	$100,058	$194,936
Stock-based compensation	—	—	1,957	—	1,957
Proceeds from exercise of stock options	3,171	—	34	—	34
Sale of common stock from ATM offering, net of fees and expenses	3,041,256	31	48,136	—	48,167
Settlement of restricted stock units	141,931	1	(1)	—	—
Repurchase of shares of common stock	(90,144)	(1)	(1,421)	—	(1,422)
Indirect repurchase of shares for minimum tax withholdings	(42,786)	—	(655)	—	(655)
Net loss	—	—	—	(7,902)	(7,902)
Balance, June 28, 2020	19,689,892	$197	$142,762	$92,156	$235,115

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Twenty-Six Weeks Ended
	June 27, 2021	June 28, 2020
Cash flows from operating activities:
Net income (loss)	$18,184	$(7,902)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,004	10,184
Amortization of operating lease assets	4,851	4,494
Amortization of loan origination costs	34	18
Impairment, closed restaurant and other costs	(1,575)	18,277
Stock-based compensation	1,947	1,823
Loss on disposal of property and equipment	—	409
Deferred income taxes	(127)	(5,854)
Changes in operating assets and liabilities:
Accounts receivable	261	203
Lease incentive receivable	200	(150)
Income tax receivable and payable	974	(1,055)
Inventories	18	119
Prepaid expenses and other assets	(1,585)	(2,067)
Accounts payable	1,199	1,217
Accrued and other liabilities	4,619	(123)
Operating lease liabilities	(6,922)	(202)
Net cash provided by operating activities	32,082	19,391
Cash flows from investing activities:
Purchase of property and equipment	(6,582)	(7,986)
Purchase of other assets	—	(366)
Net cash used in investing activities	(6,582)	(8,352)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	48,167
Borrowings under revolving line of credit	—	25,000
Payments under revolving line of credit	—	(25,000)
Loan origination costs	(24)	—
Repurchase of shares of common stock	—	(1,422)
Proceeds from the exercise of stock options	3,761	34
Indirect repurchase of shares for minimum tax withholdings	(2,507)	(655)
Net cash provided by financing activities	1,230	46,124
Net increase in cash and cash equivalents	26,730	57,163
Cash and cash equivalents, beginning of period	86,817	10,074
Cash and cash equivalents, end of period	$113,547	$67,237

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$134	$152

Supplemental cash flow disclosures:
Cash paid for interest	$16	$147
Cash paid for income taxes	$704	$824
See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of June 27, 2021, the Company operated 95 restaurants across 17 states.
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
Diluted net income (loss) per share of common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and restricted stock units (the options and restricted stock units were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan") and the Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (the "2020 Plan")). For the thirteen weeks ended June 27, 2021 and June 28, 2020, there were approximately none and 241,700 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. For the twenty-six weeks ended June 27, 2021 and June 28, 2020, there were approximately 3,396 and 38,500 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The computation of basic and diluted net income (loss) per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
BASIC
Net income (loss)	$11,530	$4,502	$18,184	$(7,902)

Weighted-average common shares outstanding	19,980,513	17,555,506	19,866,721	17,095,422
Basic net income (loss) per common share	$0.58	$0.26	$0.92	$(0.46)

DILUTED
Net income (loss)	$11,530	$4,502	$18,184	$(7,902)

Weighted-average common shares outstanding	19,980,513	17,555,506	19,866,721	17,095,422
Dilutive effect of stock options and restricted stock units	217,061	22,623	298,434	—
Weighted-average of diluted shares	20,197,574	17,578,129	20,165,155	17,095,422
Diluted net income (loss) per common share	$0.57	$0.26	$0.90	$(0.46)

4. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of June 27, 2021 the Company had 13,846 of stock options outstanding and exercisable with a remaining weighted average contractual term of approximately two years.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four to five years from the date of grant. As of June 27, 2021, a total of 1,022,344 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $1,003,000 and $967,000 for the thirteen weeks ended June 27, 2021 and June 28, 2020, respectively, and $1,947,000 and $1,823,000 for the twenty-six weeks ended June 27, 2021 and June 28, 2020, respectively.
A summary of stock-based compensation activity related to restricted stock units for the twenty-six weeks ended June 27, 2021 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 27, 2020	518,540	$19.42
Granted	91,714	44.32
Vested	(179,818)	21.33
Forfeited	(311)	21.06
Outstanding at June 27, 2021	430,125	$23.93	2.76
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 27, 2021, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $9.1 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.

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
The obligations under the Company’s Revolving Credit Facility are secured by a first priority lien on substantially all of the Company’s assets. As of June 27, 2021, the Company had no borrowings under the Revolving Credit Facility, and was in compliance with all covenants under the Revolving Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at June 27, 2021 and December 27, 2020 are summarized as follows:

	June 27, 2021	December 27, 2020
Accrued compensation and related benefits	$16,601	$14,007
Other accruals	5,257	3,987
Sales and use tax	3,045	2,200
Property tax	2,598	3,054
Deferred gift card revenue	2,156	2,527
Total accrued liabilities	$29,657	$25,775
7. Stockholders' Equity
Share Repurchase Program
On October 31, 2019, the Company’s board of directors authorized a share repurchase program under which the Company may, at its discretion, repurchase up to $30.0 million of its common stock through December 31, 2022. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The Company did not repurchase any shares of common stock during the twenty-six weeks ended June 27, 2021 and, prior to the COVID-19 pandemic, repurchased approximately 90,000 shares of common stock for $1.4 million during the twenty-six weeks ended June 28, 2020. As of June 27, 2021, the Company had $28.6 million remaining to be repurchased under this plan.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of June 27, 2021, all of the Company's leases were operating.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Lease cost	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Operating lease cost (a)	$6,489	$6,634	$12,874	$13,228
Variable lease cost	303	95	539	218
	$6,792	$6,729	$13,413	$13,446
(a) Includes short-term operating lease costs which are immaterial.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Supplemental cash flow disclosures for the twenty-six weeks ended June 27, 2021 and June 28, 2020, respectively:

	Twenty-Six Weeks Ended
	June 27, 2021	June 28, 2020
Cash paid for operating lease liabilities	$14,503	$8,517
Operating lease assets obtained in exchange for operating lease liabilities (a)	3,858	(1,351)
(a) The twenty-six weeks ended June 27, 2021 includes a $6.9 million increase mainly due to extending remaining lives of certain leases partially offset by a $3.1 million decrease to operating lease assets and liabilities related to the termination of two closed restaurant leases. The twenty-six weeks ended June 28, 2020 includes a $7.0 million reduction to the operating lease assets and liabilities as a result of shortening the remaining life of certain leases, partially offset by a $5.7 million increase related to new lease commencements.
The Company recorded no additional deferred lease incentives during the twenty-six weeks ended June 27, 2021 and $0.2 million during the twenty-six weeks ended June 28, 2020.
Supplemental balance sheet and other lease disclosures:

Operating leases	Classification	June 27, 2021	December 27, 2020
Right-of-use assets	Operating lease assets	$158,162	$159,156

Deferred rent payments	Operating lease liability	1,302	2,169
Current lease liabilities	Operating lease liability	12,415	12,397
		13,717	14,566

Deferred rent payments	Operating lease liability, less current portion	303	746
Non-current lease liabilities	Operating lease liability, less current portion	203,360	206,855
		203,663	207,601

Total lease liabilities		$217,380	$222,167

Weighted average remaining lease term (in years)		13.4	13.8
Weighted average discount rate		7.8%	7.9%
Future minimum rent payments for our operating leases for the next five years as of June 27, 2021 are as follows:

Fiscal year ending:
Remainder of 2021	$15,216
2022	29,193
2023	28,730
2024	27,476
2025	27,026
Thereafter	221,862
Total minimum lease payments	349,503
Less: imputed interest	132,123
Present value of lease liabilities	$217,380
As of June 27, 2021, operating lease payments exclude approximately $2.1 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
10. Income Taxes
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21%:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Expected income tax expense (benefit)	$2,905	$820	4,152	(2,943)
State tax expense, net of federal benefit	428	197	705	(108)
FICA tip credit	(1,138)	(540)	(2,258)	(1,792)
Deferred tax balance adjustment (a)	—	(1,103)	—	(1,636)
Officers compensation	172	—	373	—
Stock compensation	(67)	25	(1,396)	366
Other	6	—	13	—
Income tax expense (benefit)	$2,306	$(601)	1,589	(6,113)
(a) Reflects the tax benefit recorded in the quarter associated with a carryback of federal net operating losses due to the CARES Act administrative correction of the deprecation recovery period for qualified improvement property.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of June 27, 2021 the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with this position could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As a result, no additional accrual has been made as of June 27, 2021.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Operating lease assets impairment	$—	$—	$—	$3,133
Property and equipment impairment	—	—	288	15,144
Total impairment charge	—	—	288	18,277

Closed restaurant costs	1,404	1,782	2,969	2,278
Loss on lease termination	—	—	491	—
Impairment, closed restaurant and other costs	$1,404	$1,782	$3,748	$20,555
Closed restaurant costs represent on-going expenses to maintain the closed restaurants such as rent expense, utility and insurance costs.
During the twenty-six weeks ended June 27, 2021, the Company terminated two of its closed restaurant lease agreements and recorded a $0.5 million loss on lease termination as well as a $0.3 million non-cash impairment charge related to long-lived assets.
During the twenty-six weeks ended June 28, 2020, the company recorded a $18.3 million impairment charge mainly as a result of restaurant closures driven by the COVID-19 pandemic.
12. Subsequent events
On July 30, 2021, the Company entered into a secured $35.0 million revolving credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”). The Credit Facility may be increased up to an additional $25.0 million subject to certain conditions and at the Company’s option. The Credit Facility will mature on July 30, 2024. The agreement requires the Company to be in compliance with a minimum fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio. The interest rate is either LIBOR plus a margin of 1.5% to 2.0%, depending on the Company’s consolidated total lease adjusted leverage ratio or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.5% or (c) LIBOR plus 1.0%, plus a margin of 0.5% to 1.0%, depending on the Company’s consolidated total lease adjusted leverage ratio. The Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.125%.
In connection with entering the Credit Facility, the Company terminated its $25.0 million revolving credit facility with Wells Fargo Bank, N.A.

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
COVID-19 Pandemic
The onset of the COVID-19 pandemic at the end of the first quarter of 2020 caused significant disruption to the Company's business operations as a result of mandatory closures, imposed capacity limitations and other restrictions. As of June 27, 2021, the Company continued to operate under various capacity restrictions in the dining rooms in most of its locations in accordance with CDC and local guidance for safety of our guests and team members. We cannot predict how soon we will be able to operate all of our restaurants at full capacity, and our ability to stay open will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.
Comparable restaurant sales, average weekly sales per restaurant and off-premise sales as a percentage of total revenue for the second quarter and the third quarter to-date of 2021 are as follows:

	Q2 2021	July
Comparable Restaurant Sales over 2020	60.0%	31.7%
Comparable Restaurant Sales over 2019	(1.4)%	(1.7)%
Average Weekly Sales per Restaurant	$87,969	$86,707
Off-premise sales as % of total revenue	27.0%	23.6%
During the second quarter of 2021, the Company continued to relax indoor dining capacity restrictions throughout its restaurants. As of August 5, 2021, all restaurants were operating without restriction. July comparable restaurant sales as compared to 2019 were negatively impacted by the unfavorable timing of Independence Day in 2021.
Overview
We are a growing full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of June 27, 2021, we operated 95 restaurants across 17 states.
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
During the twenty-six weeks ended June 27, 2021, we opened three new restaurants. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing markets with proven average unit volumes and customer brand awareness.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time as compared to that time in the prior year. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 90 restaurants at June 27, 2021.
•Comparable Restaurant Sales over 2019. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time as compared to that time in fiscal year 2019. The comparable group of restaurants include the restaurants that were in the comparable base as of the end of fiscal year 2019. Our comparable restaurant base consisted of 81 restaurants at June 27, 2021.
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
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Total open restaurants (at end of period)	95	92	95	92
Total comparable restaurants (at end of period)	90	84	90	84
Average unit volumes (in thousands)	$1,142	$627	$2,094	$1,591
Change in comparable restaurant sales(1)	60.0%	(39.0)%	23.6%	(25.0)%
Average check	$17.53	$17.03	$17.36	$16.59
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
Results of Operations
Potential Fluctuations in Quarterly Results and Seasonality
In addition to the impacts of the COVID-19 pandemic discussed above, our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, weather, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs and changes in gas prices. In the past, we have experienced significant variability in restaurant pre-opening costs from quarter to quarter primarily due to the timing of restaurant openings. We typically incur restaurant pre-opening costs in the five months preceding a new restaurant opening. In addition, our experience to date has been that labor and direct operating costs associated with a newly opened restaurant during the first several months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly restaurant pre-opening costs, labor and direct operating costs.
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

Thirteen Weeks Ended June 27, 2021 Compared to Thirteen Weeks Ended June 28, 2020
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	June 27, 2021	% of Revenue	June 28, 2020	% of Revenue	$ Change	% Change
Revenue	$108,153	100.0%	$65,712	100.0%	$42,441	64.6%
Costs and expenses:
Cost of sales	25,565	23.6	15,410	23.5	10,155	65.9
Labor	30,306	28.0	17,337	26.4	12,969	74.8
Operating	15,944	14.7	10,720	16.3	5,224	48.7
Occupancy	7,459	6.9	7,097	10.8	362	5.1
General and administrative	6,679	6.3	4,774	7.3	1,905	39.9
Marketing	1,238	1.1	365	0.6	873	239.2
Restaurant pre-opening	615	0.6	278	0.4	337	121.2
Impairment, closed restaurant and other costs	1,404	1.3	1,782	2.7	(378)	(21.2)
Gain on insurance settlements	—	—	(1,000)	(1.5)	1,000	*
Depreciation	5,086	4.7	4,895	7.3	191	3.9
Total costs and expenses	94,296	87.2	61,658	93.8	32,638	52.9
Income from operations	13,857	12.8	4,054	6.2	9,803	241.8
Interest expense, net	21	—	153	0.3	(132)	(86.3)
Income before income taxes	13,836	12.8	3,901	5.9	9,935	254.7
Income tax expense (benefit)	2,306	2.1	(601)	(1.0)	2,907	*
Net income	$11,530	10.7%	$4,502	6.9%	$7,028	156.1

* Not meaningful
Revenue. Revenue increased $42.4 million, or 64.6%, to $108.2 million for the thirteen weeks ended June 27, 2021 from $65.7 million for the comparable period in 2020. The increase was primarily related to growth in customer traffic as the Company continued to relax indoor dining capacity restrictions throughout its restaurants, as well as $3.0 million of incremental revenue from new restaurants opened during fiscal year 2021. For the second quarter of 2021, off-premise sales were approximately 27% of total revenue compared to approximately 61% and 13% in the same period last year and two years ago, respectively.
Comparable restaurant sales increased 60.0% for the thirteen weeks ended June 27, 2021 compared to the thirteen weeks ended June 28, 2020. The increase in comparable restaurant sales was primarily driven by an 55.2% increase in average weekly customers and a 4.8% increase in average check. Comparable restaurant sales decreased 1.4% as compared to the same period in fiscal 2019.
Cost of sales. Cost of sales as a percentage of revenue increased to 23.6% during the thirteen weeks ended June 27, 2021 compared to 23.5% during the comparable period in 2020 primarily as a result of overall commodity inflation of 5.0%, partially offset by favorable mix driven by a decrease in fajita family kits sold as compared to the second quarter of 2020.
Labor costs. Labor costs as a percentage of revenue increased to 28.0% during the thirteen weeks ended June 27, 2021 from 26.4% during the comparable period in 2020 as a result of increased hourly and management labor as the Company reopened all of its dining rooms and reinstated the temporarily reduced manager salaries. The Company also incurred $0.8 million of incremental manager bonuses in conjunction with its $1.6 million manager retention bonus program. Hourly labor rate inflation at comparable restaurants was approximately 1.3%.
Operating costs. Operating costs as a percentage of revenue decreased to 14.7% during the thirteen weeks ended June 27, 2021 from 16.3% during the same period in 2020 as a result of decreases in delivery service charges and to-go supplies as the Company continued to relax indoor dining capacity restrictions, as well as sales leverage on fixed restaurant operating costs, partially offset by an increase in liquor taxes driven by higher bar sales mix as compared to the same period last year.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 6.9% during the thirteen weeks ended June 27, 2021 from 10.8% during the comparable period in 2020 primarily as a result of sales leverage on fixed occupancy expenses, partially offset by higher percentage rent as well as occupancy expenses related to three new restaurants opened during fiscal 2021.
General and administrative expenses. General and administrative expenses increased to $6.7 million for the thirteen weeks ended June 27, 2021 as compared to $4.8 million for the same period in 2020. The increase was primarily driven by lower expenses in 2020 due to the temporarily reduced salaries of corporate employees during the COVID-19 pandemic, as well as higher performance-based bonuses and travel expenses in fiscal 2021. As a percentage of revenues, general and administrative expenses decreased 100 basis points to 6.3%.
Restaurant pre-opening costs. Restaurant pre-opening costs increased to $0.6 million for the thirteen weeks ended June 27, 2021 as compared to $0.3 million for the same period in 2020 due to a restart of restaurant development during the first and second quarters of 2021 with several new restaurant openings during fiscal 2021.
Marketing. Marketing expense as a percentage of revenue increased to 1.1% during the thirteen weeks ended June 27, 2021 as compared to 0.6% for the same period in 2020 as the company reinstated its digital advertising campaigns across the nation.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $1.4 million during the thirteen weeks ended June 27, 2021 from $1.8 million during the comparable period in 2020 related to reduced closed restaurant costs as a result of the termination of two closed restaurant leases. Closed restaurant costs include rent expense, utility and insurance costs.
Depreciation. Depreciation expense increased to $5.1 million during the thirteen weeks ended June 27, 2021 from $4.9 million recorded during the comparable period in 2020 primarily due to an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income tax expense (benefit). We recorded an income tax expense of $2.3 million in the second quarter of 2021 compared to income tax benefit of $0.6 million during the comparable period in 2020. The increase in income tax expense was driven by an increase in estimated annual net income. As of June 27, 2021, the Company had a $7.9 million deferred tax asset, which management believes will be fully realized, therefore, no valuation allowance is required at this time.
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
Net income. As a result of the foregoing, net income was $11.5 million during the thirteen weeks ended June 27, 2021 as compared to $4.5 million during the comparable period in 2020.

Twenty-Six Weeks Ended June 27, 2021 Compared to Twenty-Six Weeks Ended June 28, 2020
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Twenty-Six Weeks Ended
	June 27, 2021	% of Revenue	June 28, 2020	% of Revenue	$ Change	% Change
Revenue	$195,863	100.0%	$160,212	100.0%	$35,651	22.3%
Costs and expenses:
Cost of sales	46,012	23.5	39,972	24.9	6,040	15.1
Labor	55,135	28.1	50,917	31.8	4,218	8.3
Operating	29,415	15.0	25,305	15.8	4,110	16.2
Occupancy	14,698	7.5	15,083	9.4	(385)	(2.6)
General and administrative	13,527	6.9	10,494	6.6	3,033	28.9
Marketing	2,215	1.1	1,374	0.9	841	61.2
Restaurant pre-opening	1,292	0.7	1,138	0.7	154	13.5
Impairment, closed restaurant and other costs	3,748	1.9	20,555	12.8	(16,807)	(81.8)
Gain on insurance settlements	—	—	(1,000)	(0.6)	1,000	*
Depreciation	10,004	5.2	10,184	6.3	(180)	(1.8)
Total costs and expenses	176,046	89.9	174,022	108.6	2,024	1.2
Income (loss) from operations	19,817	10.1	(13,810)	(8.6)	33,627	*
Interest expense, net	44	—	205	0.1	(161)	(78.5)
Income (loss) before income taxes	19,773	10.1	(14,015)	(8.7)	33,788	*
Income tax expense (benefit)	1,589	0.8	(6,113)	(3.8)	7,702	*
Net income (loss)	$18,184	9.3%	$(7,902)	(4.9)%	$26,086	*

* Not meaningful
Revenue. Revenue increased $35.7 million, or 22.3%, to $195.9 million for the twenty-six weeks ended June 27, 2021 from $160.2 million for the comparable period in 2020. The increase in revenue was primarily related to growth in customer traffic as the Company continued to relax indoor dining capacity restrictions throughout its restaurants, as well as $4.2 million of incremental revenue from new restaurants opened during fiscal year 2021. For the twenty-six weeks ended June 27, 2021, off-premise sales were approximately 29% of total revenue compared to approximately 36% in the same period last year.
Comparable restaurant sales increased 23.6% for the twenty-six weeks ended weeks ended June 27, 2021 compared to the twenty-six weeks ended weeks ended March 29, 2020. The increase in comparable restaurant sales was primarily driven by an 18.2% increase in average weekly customers in addition to a 5.4% increase in average check. Comparable restaurant sales decreased 6.4% as compared to the same period in fiscal 2019.
Cost of sales. Cost of sales as a percentage of revenue decreased to 23.5% during the twenty-six weeks ended weeks ended June 27, 2021 from 24.9% during the same period in 2020, primarily as a result of switching to a limited menu and eliminating the complimentary buffet style chips and salsa, or “Nacho Car,” as a result of the COVID-19 pandemic.
Labor costs. Labor costs as a percentage of revenue decreased to 28.1% during the twenty-six weeks ended June 27, 2021 from 31.8% during the comparable period in 2020 as a result of a reduction in hourly employees and store management personnel due to the Company’s new operating model, which it transitioned to during the second quarter of fiscal 2020 as a result of the COVID-19 pandemic, an hourly labor rate deflation at its comparable restaurants of approximately 0.8%, partially offset by $0.8 million of incremental manager bonuses in conjunction with its $1.6 million manager bonus retention program.
Operating costs. Operating costs as a percentage of revenue decreased to 15.0% during the twenty-six weeks ended June 27, 2021 from 15.8% during the same period in 2020 as a result of decreases in to-go supplies as the Company continued to relax indoor dining capacity restrictions as well as sales leverage on fixed restaurant operating costs, partially offset by an increase in liquor taxes driven by higher bar sales mix as compared the same period last year.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 7.5% during the twenty-six weeks ended June 27, 2021 from 9.4% during the comparable period in 2020 primarily as a result of sales leverage on fixed occupancy expenses, as well as the closure of nine restaurants during the latter part of March 2020, partially offset by rent and occupancy expenses related to three new stores opened during fiscal 2021.
General and administrative expenses. General and administrative expenses increased to $13.5 million for the twenty-six weeks ended June 27, 2021 as compared to $10.5 million for the same period in 2020. The increase was primarily driven by lower expenses in 2020 due to the temporarily reduced salaries of corporate employees during the COVID-19 pandemic and higher performance-based bonuses and equity compensation in fiscal 2021.
Restaurant pre-opening costs. Restaurant pre-opening costs increased to $1.3 million for the twenty-six weeks ended June 27, 2021 as compared to $1.1 million for the same period in 2020. During the twenty-six weeks ended June 27, 2021, we incurred pre-opening costs for several new restaurant openings during fiscal 2021. Restaurant pre-opening costs for the comparable period of 2020 represent expenses for the store openings postponed to fiscal 2021 as a result of the COVID-19 pandemic.
Marketing. Marketing expense as a percentage of revenue increased to 1.1% during the twenty-six weeks ended June 27, 2021 as compared to 0.9% the same period in 2020 as the company reinstated its digital advertising campaigns across the nation.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $3.7 million during the twenty-six weeks ended June 27, 2021 from $20.6 million during the comparable period in 2020. During fiscal 2021, the Company terminated two of its closed restaurant lease agreements and recorded a $0.5 million non-cash loss on lease termination as well as a $0.3 million non-cash impairment charge related to long-lived assets. During fiscal 2020, the Company recorded non-cash impairment charges of $18.3 million related to restaurant closures as a result of the COVID-19 pandemic. The company also incurred $3.0 million and $2.3 million of closed restaurants costs, which include rent expense, utility and insurance costs during the twenty-six weeks ended weeks ended June 27, 2021 and June 28, 2020, respectively.
Depreciation. Depreciation expense decreased to $10.0 million during the twenty-six weeks ended June 27, 2021 from $10.2 during the comparable period in 2020 primarily due to a decrease in depreciation related to closed stores, partially offset by an increase in equipment and leasehold improvement costs associated with our new restaurants.
Income tax expense (benefit). We recorded an income tax expense of $1.6 million during the twenty-six weeks ended June 27, 2021 compared to an income tax benefit of $6.1 million during the comparable period in 2020. The increase in income tax expense was driven by an increase in estimated annual net income. As of June 27, 2021, the Company had a $7.9 million deferred tax asset, which management believes will be fully realized, therefore, no valuation allowance is required at this time.
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
Net income (loss). As a result of the foregoing, net income was $18.2 million during the twenty-six weeks ended June 27, 2021 as compared to a loss of $7.9 million during the comparable period in 2020.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our new $35.0 million revolving credit facility as further discussed below. Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. From time to time, we may also purchase the underlying land for development. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner.
On July 30, 2021, the Company entered into a secured $35.0 million revolving credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”). The Credit Facility may be increased up to an additional $25.0 million subject to certain conditions and at the Company’s option. The Credit Facility will mature on July 30, 2024. The agreement requires the Company to be in compliance with a minimum fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio. The interest rate is either LIBOR plus a margin of 1.50% to 2.00%, depending on the Company’s consolidated total lease adjusted leverage ratio or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) LIBOR plus 1.0%, plus a margin of 0.50% to 1.00%, depending on the Company’s consolidated total lease adjusted leverage ratio. The Revolving Credit Facility also requires payment for commitment fees that accrue on the daily unused commitment of the lender at 0.125%.
In connection with entering the Credit Facility, the Company terminated its $25.0 million revolving credit facility with Wells Fargo Bank, N.A.
Our main requirements for liquidity are to support our working capital, restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure, obligations under our operating leases, interest payments on our debt, if any, and to repurchase shares of our common stock subject to market conditions. Repurchases of the Company's outstanding common stock will be made in accordance with applicable laws and may be made at management's discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time. As of the end of the second quarter of 2021, the Company had $28.6 million remaining under its $30.0 million repurchase program that expires on December 31, 2022.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic, average check per customer due to changes in economic conditions or the COVID-19 pandemic.
As of June 27, 2021, the Company had a strong financial position with $113.5 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility.
Cash Flows for Twenty-Six Weeks Ended June 27, 2021 and June 28, 2020
The following table summarizes the statement of cash flows for the twenty-six weeks ended June 27, 2021 and June 28, 2020 (in thousands):

	Twenty-Six Weeks Ended
	June 27, 2021	June 28, 2020
Net cash provided by operating activities	$32,082	$19,391
Net cash used in investing activities	(6,582)	(8,352)
Net cash provided by financing activities	1,230	46,124
Net increase in cash and cash equivalents	26,730	57,163
Cash and cash equivalents at beginning of year	86,817	10,074
Cash and cash equivalents at end of period	$113,547	$67,237
Operating Activities. Net cash provided by operating activities increased $12.7 million to $32.1 million for the twenty-six weeks ended June 27, 2021 from $19.4 million during the comparable period in 2020. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was mainly attributable to $26.1 million increase in net income driven by 60.0% increase in comparable restaurant sales as well as a substantial improvement in the restaurant-level operating margin, partially offset by a $19.9 million decrease in non-cash losses, as well as the following changes in operating activities:
•a $4.7 million increase in accrued and other liabilities primarily driven by increased payroll accruals as a result of bringing back our furloughed employees after the reopening of our dining rooms during the latter part of fiscal 2020, as well as increased marketing and sales tax spend;
•a $5.7 million increase in deferred income taxes due in part to a CARES Act administrative correction which took place in fiscal year 2020; partially offset by
•a $4.9 million decrease in deferred rent payments (included in the operating lease liabilities) driven by rent deferment and concessions during COVID-19 pandemic partially repaid during fiscal 2021.
Investing Activities. Net cash used in investing activities decreased $1.8 million to $6.6 million for the twenty-six weeks ended June 27, 2021 from $8.4 million during the comparable period in 2020, mainly driven by reduced constructions payments as a result of the postponement of new store openings which were substantially developed prior to COVID-19 pandemic to fiscal year 2021.
Financing Activities. Net cash provided by financing activities was $1.2 million for the twenty-six weeks ended June 27, 2021 as compared to $46.1 million during the comparable period in 2020. The decrease in net cash provided by financial activities was primarily due to $48.2 million in net proceeds received in the Company's ATM offering completed during the second quarter of fiscal 2020.
As of June 27, 2021, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.
Off-Balance Sheet Arrangements
As of June 27, 2021, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended June 27, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Date: August 6, 2021

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)