Form 10-Q
period 2021-09-26
CHUY'S HOLDINGS, INC.
filed 2021-11-05
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at October 29, 2021 was 19,801,997.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 26, 2021	December 27, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$105,107	$86,817
Accounts receivable	1,583	1,507
Lease incentives receivable	—	200
Inventories	1,423	1,449
Income tax receivable	1,389	974
Prepaid expenses and other current assets	3,922	3,614
Total current assets	113,424	94,561
Property and equipment, net	182,119	185,105
Operating lease assets	149,918	159,156
Deferred tax asset, net	6,382	7,806
Other assets and intangible assets, net	1,615	1,078
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$499,427	$493,675
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,450	$2,977
Accrued liabilities	25,025	25,775
Operating lease liabilities	13,136	14,566
Total current liabilities	42,611	43,318
Operating lease liabilities, less current portion	191,320	207,601
Other liabilities	1,301	898
Total liabilities	235,232	251,817

Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 19,801,997 shares issued and outstanding at September 26, 2021 and 19,710,549 shares issued and outstanding at December 27, 2020	198	197
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at September 26, 2021 and December 27, 2020	—	—
Paid-in capital	143,049	144,897
Retained earnings	120,948	96,764
Total stockholders’ equity	264,195	241,858
Total liabilities and stockholders’ equity	$499,427	$493,675

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(In thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenue	$101,939	$82,032	$297,802	$242,244
Costs and expenses:
Cost of sales	24,972	19,819	70,984	59,791
Labor	29,776	23,891	84,911	74,808
Operating	15,001	12,659	44,416	37,964
Occupancy	7,351	7,480	22,049	22,563
General and administrative	6,996	5,701	20,523	16,195
Marketing	1,136	514	3,351	1,888
Restaurant pre-opening	349	345	1,641	1,483
Impairment, closed restaurant and other costs	3,973	3,444	7,721	23,999
Gain on insurance settlements	—	—	—	(1,000)
Depreciation	5,093	4,844	15,097	15,028
Total costs and expenses	94,647	78,697	270,693	252,719
Income (loss) from operations	7,292	3,335	27,109	(10,475)
Interest expense, net	74	33	118	238
Income (loss) before income taxes	7,218	3,302	26,991	(10,713)
Income tax expense (benefit)	1,218	476	2,807	(5,637)
Net income (loss)	$6,000	$2,826	$24,184	$(5,076)
Net income (loss) per common share:
Basic	$0.30	$0.14	$1.22	$(0.28)
Diluted	$0.30	$0.14	$1.20	$(0.28)
Weighted-average shares outstanding:
Basic	19,913,355	19,692,181	19,882,265	17,961,008
Diluted	20,100,811	19,784,364	20,141,107	17,961,008

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, June 27, 2021	19,997,123	$200	$148,191	$114,948	$263,339
Stock-based compensation	—	—	995	—	995
Settlement of restricted stock units	2,148	—	—	—	—
Repurchase of shares of common stock	(196,569)	(2)	(6,115)	—	(6,117)
Indirect repurchase of shares for minimum tax withholdings	(705)	—	(22)	—	(22)
Net income	—	—	—	6,000	6,000
Balance, September 26, 2021	19,801,997	$198	$143,049	$120,948	$264,195

Balance, June 28, 2020	19,689,892	$197	$142,762	$92,156	$235,115
Stock-based compensation	—	—	987	—	987
Proceeds from exercise of stock options	2,850	—	39	—	39
Settlement of restricted stock units	2,670	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(900)	—	(17)	—	(17)
Net income	—	—	—	2,826	2,826
Balance, September 27, 2020	19,694,512	$197	$143,771	$94,982	$238,950

	Thirty-Nine Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 27, 2020	19,710,549	$197	$144,897	$96,764	$241,858
Stock-based compensation	—	—	3,039	—	3,039
Proceeds from exercise of stock options	163,354	2	3,759	—	3,761
Settlement of restricted stock units	181,966	2	(2)	—	—
Repurchase of shares of common stock	(196,569)	(2)	(6,115)	—	(6,117)
Indirect repurchase of shares for minimum tax withholdings	(57,303)	(1)	(2,529)	—	(2,530)
Net income	—	—	—	24,184	24,184
Balance, September 26, 2021	19,801,997	$198	$143,049	$120,948	$264,195

Balance, December 29, 2019	16,636,464	$166	$94,712	$100,058	$194,936
Stock-based compensation	—	—	2,944	—	2,944
Proceeds from exercise of stock options	6,021	—	73	—	73
Sale of common stock from ATM offering, net of fees and expenses	3,041,256	31	48,136	—	48,167
Settlement of restricted stock units	144,601	1	(1)	—	—
Repurchase of shares of common stock	(90,144)	(1)	(1,421)	—	(1,422)
Indirect repurchase of shares for minimum tax withholdings	(43,686)	—	(672)	—	(672)
Net loss	—	—	—	(5,076)	(5,076)
Balance, September 27, 2020	19,694,512	$197	$143,771	$94,982	$238,950

See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Thirty-Nine Weeks Ended
	September 26, 2021	September 27, 2020
Cash flows from operating activities:
Net income (loss)	$24,184	$(5,076)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,097	15,028
Amortization of operating lease assets	7,241	6,831
Amortization of loan origination costs	105	36
Impairment, closed restaurant and other costs	2,767	20,869
Stock-based compensation	2,893	2,764
Loss on disposal of property and equipment	9	414
Deferred income taxes	1,424	(6,510)
Changes in operating assets and liabilities:
Accounts receivable	(76)	650
Lease incentive receivable	200	(150)
Income tax receivable and payable	(415)	(265)
Inventories	26	256
Prepaid expenses and other assets	(686)	(511)
Accounts payable	1,087	(617)
Accrued and other liabilities	355	2,101
Operating lease liabilities	(17,221)	(2,971)
Net cash provided by operating activities	36,990	32,849
Cash flows from investing activities:
Purchase of property and equipment	(13,554)	(10,905)
Purchase of other assets	—	(389)
Net cash used in investing activities	(13,554)	(11,294)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	48,167
Borrowings under revolving line of credit	—	25,000
Payments under revolving line of credit	—	(25,000)
Loan origination costs	(260)	—
Repurchase of shares of common stock	(6,117)	(1,422)
Proceeds from the exercise of stock options	3,761	73
Indirect repurchase of shares for minimum tax withholdings	(2,530)	(672)
Net cash (used in) provided by financing activities	(5,146)	46,146
Net increase in cash and cash equivalents	18,290	67,701
Cash and cash equivalents, beginning of period	86,817	10,074
Cash and cash equivalents, end of period	$105,107	$77,775

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$386	$34

Supplemental cash flow disclosures:
Cash paid for interest	$26	$185
Cash paid for income taxes	$1,806	$1,166
See notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of September 26, 2021, the Company operated 96 restaurants across 17 states.
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
Diluted net income (loss) per share of common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential shares of common stock equivalents outstanding during the period using the treasury stock method for dilutive options and restricted stock units (the options and restricted stock units were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan") and the Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (the "2020 Plan")). For the thirteen weeks ended September 26, 2021 and September 27, 2020, there were approximately 19,300 and 91,100 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. For the thirty-nine weeks ended September 26, 2021 and September 27, 2020, there were approximately 6,400 and 25,300 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The computation of basic and diluted net income (loss) per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
BASIC
Net income (loss)	$6,000	$2,826	$24,184	$(5,076)

Weighted-average common shares outstanding	19,913,355	19,692,181	19,882,265	17,961,008
Basic net income (loss) per common share	$0.30	$0.14	$1.22	$(0.28)

DILUTED
Net income (loss)	$6,000	$2,826	$24,184	$(5,076)

Weighted-average common shares outstanding	19,913,355	19,692,181	19,882,265	17,961,008
Dilutive effect of stock options and restricted stock units	187,456	92,183	258,842	—
Weighted-average of diluted shares	20,100,811	19,784,364	20,141,107	17,961,008
Diluted net income (loss) per common share	$0.30	$0.14	$1.20	$(0.28)

4. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of September 26, 2021 the Company had 13,165 of stock options outstanding and exercisable with a remaining weighted average contractual term of approximately 1.7 years.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four to five years from the date of grant. As of September 26, 2021, a total of 1,022,781 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $946,000 and $941,000 for the thirteen weeks ended September 26, 2021 and September 27, 2020, respectively, and $2,893,000 and $2,764,000 for the thirty-nine weeks ended September 26, 2021 and September 27, 2020, respectively.
A summary of stock-based compensation activity related to restricted stock units for the thirty-nine weeks ended September 26, 2021 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 27, 2020	518,540	$19.42
Granted	93,886	44.02
Vested	(181,966)	21.35
Forfeited	(13,921)	22.00
Outstanding at September 26, 2021	416,539	$24.04	2.61
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 26, 2021, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $7.9 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
5. Long-Term Debt
Revolving Credit Facility
On July 30, 2021, the Company entered into a secured $35.0 million revolving credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”). The Credit Facility may be increased up to an additional $25.0 million subject to certain conditions and at the Company’s option if the lenders agree to increase their commitments. The Credit Facility will mature on July 30, 2024, unless the Company exercises its option to voluntarily and permanently reduce all of the commitments before the maturity date. In connection with entering the Credit Facility, the Company terminated its $25.0 million revolving credit facility with Wells Fargo Bank, N.A.
The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type. The agreement requires the Company to be in compliance with a minimum fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum consolidated total lease adjusted leverage ratio of no more than 4.00 to 1.00. The Credit Facility also has certain restrictions on the payment of dividends and distributions. Under the Credit Facility, the Company may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the consolidated total lease adjusted leverage ratio does not exceed 3.50 to 1.00.
Borrowings under the Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either LIBOR plus a margin of 1.5% to 2.0%, depending on the Company’s consolidated total lease adjusted leverage ratio, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.5% or (c) LIBOR plus 1.0%, plus a margin of 0.5% to 1.0%, depending on the Company’s consolidated total lease adjusted leverage ratio.
An unused commitment fee at a rate of 0.125% applies to unutilized borrowing capacity under the Credit Facility.
The obligations under the Company’s Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of September 26, 2021, the Company had no borrowings under the Credit Facility, and was in compliance with all covenants under the Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at September 26, 2021 and December 27, 2020 are summarized as follows:

	September 26, 2021	December 27, 2020
Accrued compensation and related benefits	$10,601	$14,007
Other accruals	6,214	3,987
Sales and use tax	2,719	2,200
Property tax	3,431	3,054
Deferred gift card revenue	2,060	2,527
Total accrued liabilities	$25,025	$25,775
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
The Company repurchased 196,569 shares of common stock for approximately $6.1 million during the thirty-nine weeks ended September 26, 2021 and 90,144 shares of common stock for approximately $1.4 million during the thirty-nine weeks ended September 27, 2020 (prior to the beginning of the COVID-19 pandemic). Since the beginning of the current share repurchase program the Company has repurchased 286,713 shares of common stock for a total of approximately $7.5 million through the

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
end of third quarter of 2021. As of September 26, 2021, the Company had approximately $22.5 million remaining to be repurchased under this plan.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of September 26, 2021, all of the Company's leases were operating.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Lease cost	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Operating lease cost(a)	$6,388	$6,500	$19,263	$19,523
Variable lease cost	270	143	809	360
	$6,658	$6,643	$20,072	$19,883
(a) Includes short-term operating lease costs which are immaterial.
Supplemental cash flow disclosures for the thirty-nine weeks ended September 26, 2021 and September 27, 2020, respectively:

	Thirty-Nine Weeks Ended
	September 26, 2021	September 27, 2020
Cash paid for operating lease liabilities(a)	$28,272	$15,472
Operating lease assets obtained in exchange for operating lease liabilities(b)	(1,998)	(1,351)
(a) The thirty-nine weeks ended September 26, 2021 includes $6.3 million of termination payments for five of our closed restaurant operating leases.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
(b) The thirty-nine weeks ended September 26, 2021 includes a $8.9 million decrease to operating lease assets and liabilities related to the termination of five closed restaurant leases and a purchase of one existing lease, partially offset by a $6.9 million increase mainly due to extending remaining lives of certain leases. The thirty-nine weeks ended September 27, 2020 includes a $7.0 million reduction to the operating lease assets and liabilities as a result of shortening the remaining life of certain leases, partially offset by a $5.7 million increase related to new lease commencements.
The Company recorded no additional deferred lease incentives during the thirty-nine weeks ended September 26, 2021 and $0.2 million during the thirty-nine weeks ended September 27, 2020.
Supplemental balance sheet and other lease disclosures:

Operating leases	Classification	September 26, 2021	December 27, 2020
Right-of-use assets	Operating lease assets	$149,918	$159,156

Deferred rent payments	Operating lease liability	795	2,169
Current lease liabilities	Operating lease liability	12,341	12,397
		13,136	14,566

Deferred rent payments	Operating lease liability, less current portion	256	746
Non-current lease liabilities	Operating lease liability, less current portion	191,064	206,855
		191,320	207,601

Total lease liabilities		$204,456	$222,167

Weighted average remaining lease term (in years)		13.2	13.8
Weighted average discount rate		7.8%	7.9%
Future minimum rent payments for our operating leases for the next five years as of September 26, 2021 are as follows:

Fiscal year ending:
Remainder of 2021	$7,290
2022	27,983
2023	27,464
2024	26,214
2025	25,765
Thereafter	211,509
Total minimum lease payments	326,225
Less: imputed interest	121,769
Present value of lease liabilities	$204,456
As of September 26, 2021, operating lease payments exclude approximately $6.5 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
10. Income Taxes
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21%:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Expected income tax expense (benefit)	$1,512	$693	$5,664	$(2,250)
State tax expense, net of federal benefit	230	216	935	108
FICA tip credit	(622)	(1,187)	(2,880)	(2,979)
Deferred tax balance adjustment (a)	—	620	—	(1,016)
Officers compensation	101	—	474	—
Stock compensation	—	134	(1,396)	500
Other	(3)	—	10	—
Income tax expense (benefit)	$1,218	$476	$2,807	$(5,637)
(a) Reflects the tax benefit recorded in the quarter associated with a carryback of federal net operating losses due to the CARES Act administrative correction of the deprecation recovery period for qualified improvement property.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of September 26, 2021, the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with this position could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As a result, no additional accrual has been made as of September 26, 2021.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Operating lease assets impairment	$—	$—	$—	$3,133
Property and equipment impairment	1,282	1,008	1,570	16,152
Total impairment charge	1,282	1,008	1,570	19,285

Closed restaurant costs	1,283	1,591	4,252	3,869
Loss on lease termination	1,408	—	1,899	—
COVID-19 related charges	—	845	—	845
Impairment, closed restaurant and other costs	$3,973	$3,444	$7,721	$23,999
Closed restaurant costs represent on-going expenses to maintain the closed restaurants such as rent expense, utility and insurance costs.
During the thirteen weeks ended September 26, 2021, the Company terminated three of its closed restaurant lease agreements and recorded a $1.4 million loss on lease termination as well as a $1.3 million non-cash impairment charge. During the thirteen weeks ended September 27, 2020, the company recorded a $1.0 million non-cash impairment charge mainly as a result of restaurant closures driven by the COVID-19 pandemic as well as $0.8 million COVID-19 related charge due to idle development costs as a result of delaying restaurant openings to 2021.
During the thirty-nine weeks ended September 26, 2021, the Company terminated five of its closed restaurant lease agreements and recorded a $1.9 million loss on lease termination as well as a $1.6 million non-cash impairment charge. During the thirty-nine weeks ended September 27, 2020, the company recorded a $19.3 million impairment charge mainly as a result of restaurant closures driven by the COVID-19 pandemic as well as $0.8 million COVID-19 related charge due to idle development costs as a result of delaying restaurant openings to 2021.
12. Subsequent Events
Subsequent to the end of the third quarter, the Company’s Board of Directors replaced the existing share repurchase program and approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding. This repurchase program became effective on October 28, 2021 and expires on December 31, 2023. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's," “our Company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 27, 2020 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
COVID-19 Pandemic
The onset of the COVID-19 pandemic at the end of the first quarter of 2020 caused significant disruptions to the Company's business operations as a result of mandatory closures, imposed capacity limitations and other restrictions. During fiscal 2020, the Company took various steps to reduce nonessential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. As of June 28, 2020, the Company reopened all of its dining rooms to varying degrees of operating capacity. The Company started to relax its indoor dining capacity restrictions during the second quarter of 2021 and, as of September 26, 2021, all restaurants operated without restrictions.
As a result of the COVID-19 pandemic, the Company developed a new operating model to address increased off-premise business with proportionately lower indoor dining. This allowed the Company to rightsize its labor model and maximize its restaurant level operating profit at reduced sales volumes. The Company continues to be subject to risks and uncertainties as a result of COVID-19 pandemic. The challenging labor market, commodity inflation pressures and supply chain shortages across many industries continue to increase costs to operate and stress our business. We cannot predict our ability to operate without capacity limitations in the future which will depend in part on the actions of a number of governmental bodies over which we have no control, the efficacy and public acceptance of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions on our operations.
Overview
We are a growing full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of September 26, 2021, we operated 96 restaurants across 17 states.
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
During the thirty-nine weeks ended September 26, 2021, we opened four new restaurants. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing markets with proven average unit volumes and customer brand awareness.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time as compared to that time in the prior year. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 91 restaurants at September 26, 2021.
•Comparable Restaurant Sales as compared to 2019. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time as compared to that time in fiscal year 2019. The comparable group of restaurants include the restaurants that were in the comparable base as of the end of fiscal year 2019. Our comparable restaurant base consisted of 81 restaurants at September 26, 2021.
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
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Total open restaurants (at end of period)	96	92	96	92
Total comparable restaurants (at end of period)	91	85	91	85
Average unit volumes (in thousands)	$1,070	$901	$3,164	$2,614
Change in comparable restaurant sales(1)	20.5%	(19.8)%	22.5%	(23.3)%
Average check	$17.27	$17.53	$17.33	$16.90
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
Impairment, closed restaurant and other costs. Impairment costs include impairment of long-lived assets associated with restaurants where the carrying amount of the asset is not recoverable and exceeds the fair value of the asset. Closed restaurant costs consist of any costs associated with the closure of a restaurant such as lease termination costs, severance benefits, other miscellaneous closing costs as well as costs to maintain these closed restaurants through the lease termination date such as occupancy costs, including rent payments less sublease income, if any, and insurance and utility costs. Other costs consist of closed restaurant lease termination fees and COVID-19 related charges due to idle development costs as a result of delaying restaurant openings to 2021.
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

Thirteen Weeks Ended September 26, 2021 Compared to Thirteen Weeks Ended September 27, 2020
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 26, 2021	% of Revenue	September 27, 2020	% of Revenue	$ Change	% Change
Revenue	$101,939	100.0%	$82,032	100.0%	$19,907	24.3%
Costs and expenses:
Cost of sales	24,972	24.5	19,819	24.2	5,153	26.0
Labor	29,776	29.2	23,891	29.1	5,885	24.6
Operating	15,001	14.7	12,659	15.4	2,342	18.5
Occupancy	7,351	7.2	7,480	9.1	(129)	(1.7)
General and administrative	6,996	6.9	5,701	6.9	1,295	22.7
Marketing	1,136	1.1	514	0.6	622	121.0
Restaurant pre-opening	349	0.3	345	0.4	4	1.2
Impairment, closed restaurant and other costs	3,973	3.9	3,444	4.2	529	15.4
Depreciation	5,093	5.0	4,844	6.0	249	5.1
Total costs and expenses	94,647	92.8	78,697	95.9	15,950	20.3
Income from operations	7,292	7.2	3,335	4.1	3,957	118.7
Interest expense, net	74	0.1	33	0.1	41	124.2
Income before income taxes	7,218	7.1	3,302	4.0	3,916	118.6
Income tax expense	1,218	1.2	476	0.6	742	155.9
Net income	$6,000	5.9%	$2,826	3.4%	$3,174	112.3

Revenue. Revenue increased $19.9 million, or 24.3%, to $101.9 million for the thirteen weeks ended September 26, 2021 from $82.0 million for the comparable period in 2020. The increase was primarily related to growth in customer traffic as the Company relaxed indoor dining capacity restrictions throughout its restaurants, as well as $3.1 million of incremental revenue from new restaurants opened during fiscal year 2021. For the third quarter of 2021, off-premise sales were approximately 26% of total revenue compared to approximately 33% and 12% in the same period last year and two years ago, respectively.
Comparable restaurant sales increased 20.5% for the thirteen weeks ended September 26, 2021 compared to the thirteen weeks ended September 27, 2020. The increase in comparable restaurant sales as compared to 2020 was driven by a 22.2% increase in average weekly customers, partially offset by a 1.7% decrease in average check. Comparable restaurant sales decreased 2.4% as compared to the same period in fiscal 2019. The comparable restaurant sales during the quarter as compared to 2019 were negatively impacted by a significant increase in COVID-19 cases throughout the country and locally mandated capacity restrictions in core markets during August 2021.
Cost of sales. Cost of sales as a percentage of revenue increased to 24.5% during the thirteen weeks ended September 26, 2021 compared to 24.2% during the comparable period in 2020 primarily as a result of overall commodity inflation of 3.6%, partially offset by favorable mix driven by a decrease in fajita family kits sold as compared to the third quarter of 2020.
Labor costs. Labor costs as a percentage of revenue increased to 29.2% during the thirteen weeks ended September 26, 2021 from 29.1% during the comparable period in 2020 largely as a result of hourly labor rate inflation of approximately 8.3% at comparable restaurants in part due to increased overtime, partially offset by sales leverage on management labor costs.
Operating costs. Operating costs as a percentage of revenue decreased to 14.7% during the thirteen weeks ended September 26, 2021 from 15.4% during the same period in 2020 mainly as a result of sales leverage on fixed restaurant operating costs.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 7.2% during the thirteen weeks ended September 26, 2021 from 9.1% during the comparable period in 2020 primarily as a result of sales leverage on fixed occupancy expenses, partially offset by higher percentage rent and occupancy expenses related to four new stores that opened during fiscal 2021.
General and administrative expenses. General and administrative expenses increased to $7.0 million for the thirteen weeks ended September 26, 2021 as compared to $5.7 million for the same period in 2020. The increase was primarily driven by higher performance-based bonuses in fiscal year 2021. As a percentage of revenues, general and administrative expenses remained flat at 6.9%.
Restaurant pre-opening costs. Restaurant pre-opening costs remained at approximately $0.3 million for the thirteen weeks ended September 26, 2021 and September 27, 2020.
Marketing. Marketing expense as a percentage of revenue increased to 1.1% during the thirteen weeks ended September 26, 2021 as compared to 0.6% for the same period in 2020 as the company reinstated its digital advertising campaigns across the nation.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs increased to $4.0 million during the thirteen weeks ended September 26, 2021 from $3.4 million during the comparable period in 2020. During the third quarter of 2021, the Company terminated three of its closed restaurant lease agreements and recorded a $1.4 million non-cash loss on lease termination and a $1.3 million non-cash impairment charge related to long-lived assets. During the third quarter of 2020, the Company recorded non-cash impairment charges of $1.0 million a result of the discontinuation of the Company’s complimentary “Nacho Car,” as well as $0.8 million in COVID-19 related charges due to idle development costs as a result of delaying restaurant openings to 2021. The company also incurred closed restaurant costs such as rent expense, utility and insurance costs required to maintain the remaining closed locations of $1.3 million and $1.6 million during the thirteen weeks ended September 26, 2021 and September 27, 2020, respectively.
Depreciation. Depreciation expense increased to $5.1 million during the thirteen weeks ended September 26, 2021 from $4.8 million recorded during the comparable period in 2020 primarily due to an increase in depreciation associated with our new restaurants.
Income tax expense. We recorded an income tax expense of $1.2 million in the third quarter of 2021 compared to $0.5 million during the comparable period in 2020. The increase in income tax expense was driven by an increase in estimated annual net income. As of September 26, 2021, the Company had a $6.4 million deferred tax asset, which management believes will be fully realized, therefore, no valuation allowance is required at this time.
In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with the IRS's position and believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As a result, no further tax accrual was made. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with the IRS's position could range between $0.5 million and $2.5 million.
Net income. As a result of the foregoing, net income was $6.0 million during the thirteen weeks ended September 26, 2021 as compared to $2.8 million during the comparable period in 2020.

Thirty-Nine Weeks Ended September 26, 2021 Compared to Thirty-Nine Weeks Ended September 27, 2020
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirty-Nine Weeks Ended
	September 26, 2021	% of Revenue	September 27, 2020	% of Revenue	$ Change	% Change
Revenue	$297,802	100.0%	$242,244	100.0%	$55,558	22.9%
Costs and expenses:
Cost of sales	70,984	23.8	59,791	24.7	11,193	18.7
Labor	84,911	28.5	74,808	30.9	10,103	13.5
Operating	44,416	14.9	37,964	15.7	6,452	17.0
Occupancy	22,049	7.4	22,563	9.3	(514)	(2.3)
General and administrative	20,523	6.9	16,195	6.7	4,328	26.7
Marketing	3,351	1.1	1,888	0.8	1,463	77.5
Restaurant pre-opening	1,641	0.6	1,483	0.6	158	10.7
Impairment, closed restaurant and other costs	7,721	2.6	23,999	9.9	(16,278)	(67.8)
Gain on insurance settlements	—	—	(1,000)	(0.4)	1,000	*
Depreciation	15,097	5.1	15,028	6.1	69	0.5
Total costs and expenses	270,693	90.9	252,719	104.3	17,974	7.1
Income (loss) from operations	27,109	9.1	(10,475)	(4.3)	37,584	*
Interest expense, net	118	—	238	0.1	(120)	(50.4)
Income (loss) before income taxes	26,991	9.1	(10,713)	(4.4)	37,704	*
Income tax expense (benefit)	2,807	1.0	(5,637)	(2.3)	8,444	*
Net income (loss)	$24,184	8.1%	$(5,076)	(2.1)%	$29,260	*

* Not meaningful
Revenue. Revenue increased $55.6 million, or 22.9%, to $297.8 million for the thirty-nine weeks ended September 26, 2021 from $242.2 million for the comparable period in 2020. The increase in revenue was primarily related to growth in customer traffic as the Company relaxed indoor dining capacity restrictions throughout its restaurants, as well as $7.3 million of incremental revenue from new restaurants opened during fiscal year 2021. For the thirty-nine weeks ended September 26, 2021, off-premise sales were approximately 28% of total revenue compared to approximately 35% in the same period last year.
Comparable restaurant sales increased 22.5% for the thirty-nine weeks ended weeks ended September 26, 2021 compared to the thirty-nine weeks ended weeks ended September 27, 2020. The increase in comparable restaurant sales was primarily driven by an 19.5% increase in average weekly customers in addition to a 3.0% increase in average check. Comparable restaurant sales decreased 5.1% as compared to the same period in fiscal 2019 as the Company operated at varying degrees of operating capacity and under locally mandated COVID-19 restrictions during the first half of fiscal 2021.
Cost of sales. Cost of sales as a percentage of revenue decreased to 23.8% during the thirty-nine weeks ended September 26, 2021 from 24.7% during the same period in 2020. This decrease is primarily related to a decrease in fajita family kits sold subsequent to COVID-19 lockdowns as well as switching to a limited menu and eliminating the complimentary buffet style chips and salsa, or “Nacho Car,” during the second quarter of 2020 as a result of the COVID-19 pandemic. This decrease is partially offset by overall commodity inflation of 1.2%.
Labor costs. Labor costs as a percentage of revenue decreased to 28.5% during the thirty-nine weeks ended September 26, 2021 from 30.9% during the comparable period in 2020 as a result of a reduction in hourly employees and store management personnel as a result of the COVID-19 pandemic, partially offset by hourly labor rate inflation of approximately 2.2% and $1.6 million of manager retention bonuses paid out during the second and third quarter of 2021.
Operating costs. Operating costs as a percentage of revenue decreased to 14.9% during the thirty-nine weeks ended September 26, 2021 from 15.7% during the same period in 2020 as a result of an approximately 20 basis-point decrease in to-go supplies due to lower off-premise sale mix as well as sales leverage on fixed restaurant operating costs, partially offset by an approximately 10 basis-point increase in liquor taxes driven by higher bar sales mix as compared the same period last year.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 7.4% during the thirty-nine weeks ended September 26, 2021 from 9.3% during the comparable period in 2020 primarily as a result of sales leverage on fixed occupancy expenses as well as the closure of nine restaurants during the latter part of March 2020, partially offset by an increase in occupancy expenses related to four new stores that opened during fiscal 2021.
General and administrative expenses. General and administrative expenses increased to $20.5 million for the thirty-nine weeks ended September 26, 2021 as compared to $16.2 million for the same period in 2020. The increase was primarily driven a $1.0 million increase in management salaries as a result of a reinstatement of temporarily reduced corporate salaries during the COVID-19 pandemic and a $2.8 million increase is performance-based bonuses. As a percentage of revenues, general and administrative expenses increased to 6.9% compared to 6.7% during fiscal 2020.
Restaurant pre-opening costs. Restaurant pre-opening costs increased to $1.6 million for the thirty-nine weeks ended September 26, 2021 as compared to $1.5 million for the same period in 2020. During the thirty-nine weeks ended September 26, 2021, we incurred pre-opening costs for several new restaurant openings during fiscal 2021. Restaurant pre-opening costs for the comparable period of 2020 represent expenses for the store openings postponed to fiscal 2021 as a result of the COVID-19 pandemic.
Marketing. Marketing expense as a percentage of revenue increased to 1.1% during the thirty-nine weeks ended September 26, 2021 as compared to 0.8% the same period in 2020 as the company reinstated its digital advertising campaigns across the nation.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $7.7 million during the thirty-nine weeks ended September 26, 2021 from $24.0 million during the comparable period in 2020. During fiscal 2021 to-date, the Company terminated five of its closed restaurant lease agreements and recorded a $1.9 million non-cash loss on lease termination as well as a $1.6 million non-cash impairment charge related to long-lived assets. During fiscal 2020, the Company recorded non-cash impairment charges of $19.3 million related to restaurant closures as a result of the COVID-19 pandemic and $0.8 million in COVID-19 related charges due to idle development costs as a result of delaying restaurant openings to 2021. The company also incurred $4.3 million and $3.9 million of closed restaurants costs, which include rent expense, utility and insurance costs during the thirty-nine weeks ended September 26, 2021 and September 27, 2020, respectively.
Depreciation. Depreciation expense increased to $15.1 million during the thirty-nine weeks ended September 26, 2021 from $15.0 during the comparable period in 2020 primarily due to an increase in depreciation and in equipment and leasehold improvement costs associated with our new restaurants.
Income tax expense (benefit). We recorded an income tax expense of $2.8 million during the thirty-nine weeks ended September 26, 2021 compared to an income tax benefit of $5.6 million during the comparable period in 2020. The increase in income tax expense was driven by an increase in estimated annual net income. As of September 26, 2021, the Company had a $6.4 million deferred tax asset, which management believes will be fully realized, therefore, no valuation allowance is required at this time.
In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with the IRS's position and believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As a result, no further tax accrual was made. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with the IRS's position could range between $0.5 million and $2.5 million.
Net income (loss). As a result of the foregoing, net income was $24.2 million during the thirty-nine weeks ended September 26, 2021 as compared to a loss of $5.1 million during the comparable period in 2020.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our $35.0 million revolving credit facility as further discussed below. Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. From time to time, we may also purchase the underlying land for development. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner.
On July 30, 2021, the Company entered into a secured $35.0 million revolving credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”). The Credit Facility may be increased up to an additional $25.0 million subject to certain conditions and at the Company’s option if the lenders agree to increase their commitments. The Credit Facility will mature on July 30, 2024, unless the Company exercises its option to voluntarily and permanently reduce all of the commitments before the maturity date. The agreement requires the Company to be in compliance with a minimum fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio. The interest rate is either LIBOR plus a margin of 1.50% to 2.00%, depending on the Company’s consolidated total lease adjusted leverage ratio or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50% or (c) LIBOR plus 1.0%, plus a margin of 0.50% to 1.00%, depending on the Company’s consolidated total lease adjusted leverage ratio. The Credit Facility also requires payment of an unused commitment fee of 0.125% that accrues on the daily unused commitment.
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
As of the end of the third quarter of 2021, the Company had $22.5 million remaining under its $30.0 million repurchase program that expires on December 31, 2022.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic, average check per customer due to changes in economic conditions or the COVID-19 pandemic.
As of September 26, 2021, the Company had a strong financial position with $105.1 million in cash and cash equivalents, no debt and $35.0 million of availability under its revolving credit facility.
Cash Flows for Thirty-Nine Weeks Ended September 26, 2021 and September 27, 2020
The following table summarizes the statement of cash flows for the thirty-nine weeks ended September 26, 2021 and September 27, 2020 (in thousands):

	Thirty-Nine Weeks Ended
	September 26, 2021	September 27, 2020
Net cash provided by operating activities	$36,990	$32,849
Net cash used in investing activities	(13,554)	(11,294)
Net cash provided by financing activities	(5,146)	46,146
Net increase in cash and cash equivalents	18,290	67,701
Cash and cash equivalents at beginning of year	86,817	10,074
Cash and cash equivalents at end of period	$105,107	$77,775
Operating Activities. Net cash provided by operating activities increased $4.1 million to $37.0 million for the thirty-nine weeks ended September 26, 2021 from $32.8 million during the comparable period in 2020. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was mainly attributable to a 22.5% increase in comparable restaurant sales, a substantial improvement in the restaurant-level operating margin as well as a $7.9 million increase in deferred income taxes due in part to a CARES Act administrative correction which took place in fiscal year 2020. This overall increase was partially offset by $6.3 million in lease termination costs paid during fiscal 2021 to teminate five of our closed restaurant leases as well as a $1.9 million repayment of deferred rent liability (included in the operating lease liabilities) recorded as a result of rent deferment and concessions during the COVID-19 pandemic.
Investing Activities. Net cash used in investing activities increased $2.3 million to $13.6 million for the thirty-nine weeks ended September 26, 2021 from $11.3 million during the comparable period in 2020, mainly driven by a timing of our new restaurant construction as compared to the same period last year.
Financing Activities. Net cash used by financing activities was $5.1 million for the thirty-nine weeks ended September 26, 2021 as compared to net cash provided by financing activities of $46.1 million during the comparable period in 2020. The decrease in net cash provided by financial activities was primarily due to $48.2 million in net proceeds received in the Company's ATM offering completed during the second quarter of fiscal 2020 as well as a $4.7 million increase in the repurchases of common shares during thirty-nine weeks ended September 26, 2021 as compared to the same period last year.
As of September 26, 2021, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.
Off-Balance Sheet Arrangements
As of September 26, 2021, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended September 26, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended September 26, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
June 28, 2021 through July 25, 2021	—	$—	—	$28.6
July 26, 2021 through August 22, 2021	124,712	30.88	124,712	24.7
August 23, 2021 through September 26, 2021	71,857	31.53	71,857	22.5
Total	196,569	$31.12	196,569
(1)    On November 7, 2019, we announced that our board of directors authorized us to repurchase an indeterminate number of our common stock through December 31, 2022 at an aggregate market value of up to $30.0 million. On November 4, 2021, we announced that our board of directors replaced the existing share repurchase program and approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding. This repurchase program became effective on October 28, 2021 and expires on December 31, 2023.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit No.	Description of Exhibit

10.1
Credit Agreement, dated as of July 30, 2021, by and among Chuy’s Holdings, Inc., as borrower, certain subsidiaries of Chuy’s Holdings, Inc., as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 2, 2021)

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
Date: November 5, 2021

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)