Form 10-K
period 2021-12-26
CHUY'S HOLDINGS, INC.
filed 2022-02-24
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
_____________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of June 25, 2021 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $750 million.
The number of shares of the registrant’s common stock outstanding at February 18, 2022 was 18,991,311.

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
Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•the ultimate duration and severity of the COVID-19 pandemic and any new variants, and the effectiveness of actions taken, or actions that may be taken, by governmental authorities to contain the outbreak or treat its impact;
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
•our ability to raise capital in the future; and
•other risks and uncertainties described from time to time in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this Annual Report on Form 10-K, including under the heading "Risk Factors" in Item 1A of this Annual Report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this Annual Report on Form 10-K reflect our views as of the date of this Annual Report on Form 10-K with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements and you should carefully consider all of the factors identified in this report that could cause actual results to differ. We assume no obligation to update these forward looking statements, except as required by law.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principals. We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2021, 2020 and 2019 fiscal years each consisted of 52 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2021,” “fiscal 2021,” “fiscal year 2021” or similar references refer to the fiscal year ended December 26, 2021.
Certain prior year amounts have been reclassified in our notes to consolidated financial statements to conform to current year presentation.

PART I
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's", “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.
ITEM 1.    BUSINESS
General
Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982. As of December 26, 2021, we operated 96 restaurants across 17 states, with an average annual unit volume of $4.2 million for our 92 comparable restaurants. Our restaurants have common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex-Mex inspired dishes. We believe our employees are the cornerstone of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
Our core menu was established using recipes from family and friends of our founders, and has remained relatively unchanged over the years. We offer the same menu for both lunch and dinner, which includes enchiladas, fajitas, tacos, burritos, combination platters, soups and salads complemented by a variety of appetizers and desserts. Each of our restaurants also offers a variety of homemade sauces, including our signature Hatch Green Chile, Boom-Boom and Creamy Jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. During the COVID-19 pandemic the Company offered a limited menu featuring a number of long-time favorites and introduced convenient family meal and beverage kits. At the beginning of fiscal year 2022 we added several popular items back to our menu, including fan favorites Baja Shrimp Tacos, Tex-Mex Enchilada, the Elvis Presley Memorial Combo and the Comida Deluxe combination platter. We also introduced a new dessert, Chuy Chuy Churro Bites, continuing to focus on providing unique food offerings. Our menu offers considerable value to our customers with an average check of $17.30 as of December 26, 2021, which we believe is on the lower end of our casual dining peer group. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the King's Punch, a made-to-order, hand-shaken rum cocktail served in our signature shaker. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 26, 2021, alcoholic beverages constituted approximately 16% of our total restaurant sales.
We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Including patio space, our restaurants range in size from 5,300 to 12,200 square feet, with seating for approximately 200 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allow us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 4,600 customers per location per week or 239,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.
The onset of the COVID-19 pandemic at the end of the first quarter of 2020 caused significant disruptions to the Company's business operations as a result of mandatory closures, imposed capacity limitations and other restrictions. During fiscal 2020, the Company took various steps to reduce nonessential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. As of June 28, 2020, the Company reopened all of its dining rooms to varying degrees of operating capacity. The Company started to relax its indoor dining capacity restrictions during the second quarter of 2021 and, as of December 26, 2021, all restaurants operated without restrictions.
As a result of the COVID-19 pandemic, the Company developed a new operating model to address increased off-premise business with proportionately lower indoor dining. This allowed the Company to rightsize its labor model and maximize its restaurant level operating profit at reduced sales volumes. The Company continues to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The challenging labor market, commodity inflation pressures and supply chain shortages across many industries continue to increase costs to operate and stress our business. We cannot predict our ability to continue to operate without capacity limitations in the future which will depend in part on the actions of a number of governmental bodies over which we have no control, the efficacy and public acceptance of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions on our operations. See Item 1A. "Risk Factors—COVID-19 has harmed our business and may continue to do so" for additional information.
Our Business Strengths
Over our 39-year operating history, we have developed and refined the following strengths:
Fresh, Authentic Mexican and Tex-Mex Inspired Cuisine. Our goal is to provide unique, authentic Mexican and Tex-Mex inspired food using only the freshest ingredients. We believe we serve authentic Mexican and Tex-Mex inspired food based on our recipes, ingredients, cooking techniques and food pairings, which originated from our founders’ friends and families from Texas, Mexico and New Mexico. Every day in each restaurant, we roast and hand-pull chicken, make fresh tortillas, squeeze fresh lime juice and prepare fresh guacamole from whole avocados. In addition, we make all of our homemade sauces daily using high-quality ingredients. We believe this commitment to made-from-scratch, freshly prepared cooking results in great tasting, high-quality food, a sense of pride among our restaurant employees and loyalty among our customers. Our culinary team travels to Hatch, New Mexico every summer to hand-select batches of our green chiles. We believe our commitment to serving high-quality food is also evidenced by serving only Choice quality beef and fresh ingredients. We believe our servers and kitchen staff are highly proficient in executing the core menu and capable of satisfying large quantities of custom orders, as the majority of our orders are personalized.
Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex-Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers with an average check of $17.30 as of December 26, 2021, which we believe is on the lower end of our casual dining peer group. Through our training programs, we teach our employees to make sure that each plate is prepared according to our presentation and recipe standards.
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
We believe these signature elements, combined with attentive service from our friendly and energetic employees create an upbeat ambience with a funky, eclectic and somewhat irreverent atmosphere. Our restaurants feature a fun mix of rock and roll music, which we believe helps to provide an energetic customer experience. We also believe that each restaurant reflects the character of its individual community. Many of our restaurants have added unique, local elements such as a special "dog wall" featuring framed photos of our customer's furry friends. We believe this has allowed our customers to develop a strong sense of pride and ownership in their local Chuy’s.
Deep Rooted and Inspiring Company Culture. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and restaurant experience. Since our founding in 1982, we believe we have developed close personal relationships with our customers, employees and vendors. We emphasize a fun, passionate and authentic culture and encourage active social responsibility and involvement in local communities. We regularly sponsor a variety of community fundraisers and other local charitable events, including our largest annual toy drive campaign for Operation Blue Santa in our hometown of Austin, Texas. We also support St. Jude Children's Research Hospital on their annual pin-up campaign, raising money and awareness for childhood cancer treatments. We believe our employees and customers share a unique energy and passion for our concept. We believe these characteristics contribute to our favorable annual employee turnover rate at our comparable restaurants and our goal of promoting a significant number of restaurant-level managers from within, as well as our solid base of repeat customers.
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
Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 26, 2021, our comparable restaurants generated average unit volumes of $4.2 million, with our highest volume comparable restaurant generating approximately $9.7 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $2.5 million.
Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. As of December 26, 2021 our senior management team had an average of approximately 37 years of restaurant experience and our 96 general managers had an average tenure at Chuy’s of approximately 8 years. In 2007, we hired our CEO and President, Steve Hislop. Since Mr. Hislop’s arrival in 2007, we have opened, and continue to operate, 88 new restaurants across the U.S. as of December 26, 2021.
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
We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. We opened six restaurants backfilling existing markets and closed six under-performing restaurants in 2019. We opened one new restaurant in 2020 and postponed four new store openings to 2021 as part of our response to the COVID-19 pandemic. We opened four new restaurants in 2021. During 2022, we plan to open a total of five to eight restaurants in existing markets.
Deliver Consistent Comparable Restaurant Sales Through Providing High-Quality Food and Service. We believe we will be able to generate comparable restaurant sales growth by consistently providing an attractive price/value proposition for our customers with excellent service in an upbeat atmosphere. We remain focused on delivering freshly prepared, authentic, high-quality Mexican and Tex-Mex inspired cuisine at a considerable value to our customers. Though the core menu will remain unchanged, we will continue to explore potential additions as well as limited time food and drink offerings. Additionally, we will continue to promote our brand and drive traffic through local marketing efforts, national digital marketing campaigns, social media influencers and charity partnerships, as well as our broad-ranging line of t-shirts.
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
Real Estate
As of December 26, 2021, we leased 106 locations, of which 91 are free-standing restaurants and 15 are end-cap or in-line restaurants in Class A locations and 9 of which are closed and 2 of which will open in fiscal 2022. We also own two properties with a free-standing restaurant in Indiana and Oklahoma. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Including patio space, our restaurants range in size from approximately 5,300 to 12,200 square feet, averaging approximately 8,500 square feet with seating capacity for approximately 200 to 400 customers. All of our leases provide for base (fixed) rent, plus some provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial terms of our leases are 10 or 15 years in length with two to three, five-year extension options. The initial terms of our leases currently expire between 2022 and 2040. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.
Site Selection Process
We developed a targeted site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We recently implemented a full-service spatial analytics tool to conduct a comprehensive analysis of new market potential, customer profiling and site selection, which will enhance our site acquisition and qualification process in future years. We seek to identify sites that contribute to our “If you’ve seen one Chuy’s, you’ve seen one Chuy’s” vision, meaning no two restaurants are alike. As we do not have standardized restaurant requirements with respect to size, location or layout, we are able to be flexible in our real estate selection process. In line with this strategy, we prefer to identify a combination of conversion sites as well as ground-up prototypes. We currently pursue restaurants in existing major markets with proven high average unit volumes.
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
Our new restaurants are either ground-up prototypes or conversions. For our new unit openings in 2022, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of $3.0 million to $4.0 million. The flexibility of our concept has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 14 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.
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
Sourcing and Supply
We rely on one national distributor, Performance Food Group (“PFG”), and various other suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. Our national distributor makes deliveries to each restaurant two to three times each week. Our distributor relationship with PFG has been in place for approximately nine years and covers all of our locations. For our chicken products, we rely on two suppliers for all of our locations. For our green chiles, each year we contract with a supplier from a group of farmers in Hatch, New Mexico. If and to the extent the farmers are unable or do not supply a sufficient amount of green chiles or if we need chiles out of season, we purchase the excess amount from several approved suppliers. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Changes in the price or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
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
Building Our Brand
We believe our restaurants appeal to a broad spectrum of customers due to our freshly-prepared food and beverage offerings, attentive service and fun dining experience. Our target demographic is persons ages 21 to 44 and persons with median income in excess of $60,000 per year that dine out frequently. We aim to build our brand image and awareness at the company level while retaining local neighborhood relationships. We achieve this through digital initiatives and targeted traditional advertising that attract new customers combined with local store marketing initiatives aimed at increasing the frequency of visits by our current customers. We partner with a national media advertising agency and a full-service creative agency to plan our marketing strategy and our core creative direction. At the local level, we primarily foster relationships with schools, hotels, businesses, sports teams and neighborhood associations and sponsor local charity events. We also focus on generating significant brand awareness at new restaurant openings.
Digital Marketing
We have increased our digital presence through paid search and social media, paid influencer campaigns and online listings. Our increased social media presence, primarily on Facebook, Instagram and TikTok, has enabled us to reach a significant number of people in a timely fashion and at a low cost. We have a Facebook page and a social media champion for every restaurant, allowing us to connect to the community with local content and celebrate our people and our culture. In addition to reaching a larger audience with targeted messaging and radius geo-fencing, we are gathering more accurate demographic information and insight into our customers' behaviors. Our Online Ordering and Table Management platforms are fully integrated with our digital initiatives, generating additional customer data points. We are able to use these data points to drive our behavioral e-mail marketing campaigns.
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
We regularly support a variety of community events, primarily focusing on helping children's charities. For over 33 years, we have fundraised for Operation Blue Santa in Austin, Texas. Operation Blue Santa provides gifts and holiday meals to families in need in Central Texas. Other local events we have sponsored include the Youth for Tomorrow Golf Classic in Northern Virginia, the Vanderbilt Children's Hospital River of Hope Radiothon in Nashville, Tennessee and the University of Kentucky Children's Hospital Survivor's Picnic in Lexington, Kentucky.
Off-Premise
We have increased our brand awareness outside of the four walls through our off-premise initiatives. Our restaurant To Go specialists take care of traditional phoned-in To Go orders and build relationships with local businesses to increase To Go orders to customers who are unable to come to our restaurants. We have fully implemented our Online Ordering platform, allowing customers to directly order Chuy's from their computers or smart devices for pick up or delivery. We have added catering vans, equipment and a dedicated Catering Manager to several of our major markets. The Company partners with third party delivery services to create another channel for new and existing customers to be exposed to our brand. DoorDash is currently our preferred national delivery partner. Among other benefits, we believe this partnership will reduce the overall delivery costs and increase efficiencies in the third party delivery process.
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
We accept credit cards as a method of payment at all of our restaurants. In addition, we offer secure web-based credit card payment options utilizing QR codes and Text to Pay. In an effort to provide the best security to our customers' credit card information, we utilize P2Pe solution, an encryption platform, to ensure that no credit card data is stored in our internal systems. We also use equipment that can process smart payment cards, commonly referred to as EMV (Europay, Mastercard and Visa) for credit card processing. In addition, we deployed industry-leading switching and firewall protection at all company owned internet connections. This allowed us to increase our visibility into the use of our private network, and enhanced our ability to detect malicious or improper digital activity. We also periodically assess our networks for vulnerability.
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
For the twelve months ended December 26, 2021, approximately 16% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. We are also subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
We are also subject to numerous federal, state and local laws affecting our business, including (1) laws relating to (a) immigration, employment, minimum wages, breaks, overtime, tip credits, worker conditions and health care, (b) nutritional labeling, nutritional content, menu labeling and food safety and (c) information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, (2) the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled, and (3) environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2021, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.

Intellectual Property
We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand and differentiating our brand from our competitors. We currently own registrations from the United States Patent and Trademark Office for the following trademarks: Chuy’s; Chuy’s Mil Pescados Bar (stylized lettering); Chuy’s Green Chile Festival; Fish with sunglasses (our emblematic fish design); and Chuy’s Children Giving to Children Parade, which we have the right to use under an agreement with our founders. We have also registered our chuys.com domain name. However, as a result of our settlement agreement with an unaffiliated entity, Baja Chuy's Mesquite Broiler, Inc. ("Baja Chuy’s"), we may not use “Chuy’s” in Nevada, California or Arizona. An important part of our intellectual property strategy is the monitoring and enforcement of our rights in markets in which our restaurants currently exist or markets which we intend to enter in the future. We also monitor trademark registers to oppose the applications to register confusingly similar trademarks or to limit the expansion of the scope of goods and services covered by existing similar trademarks. We enforce our rights through a number of methods, including the issuance of cease-and-desist letters or making infringement claims in federal court.
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
Seasonality
Our business is subject to seasonal fluctuations with restaurant sales typically higher during the spring and summer months. Adverse weather conditions during our most favorable months or periods may affect customer traffic. In addition, at nearly all of our restaurants, we have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenues.
Human Capital Management
As of December 26, 2021, we had approximately 6,700 employees, including 100 corporate management and staff personnel, 500 restaurant level managers and 6,100 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees. Our employees are a cornerstone of our culture and set the tone for a fun, family-friendly atmosphere with attentive service.
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
Our training process in connection with opening new restaurants has been refined over the course of our experience. Trainers oversee and conduct both service and kitchen training and are on site through the first two weeks of opening and remain on site as needed and depending on unit volumes during the initial weeks. We have one front- and one back-of-the-house training coordinators, and these training coordinators remain on-site to manage the opening with our other trainers. The lead and other trainers assist in opening new locations and lend support and introduce our standards and culture to the new team. We believe that hiring the best available team members and committing to their training helps keep retention high during the restaurant opening process. We are proud of our annual employee turnover rate at comparable restaurants, which as of December 26, 2021, was approximately 25% for store managers and 94% for hourly employees, which we believe is one of the lowest in the fast-casual dining segment.
Fostering and maintaining a strong, healthy culture is a key strategic focus and drives our relationship with our customers, shareholders, business partners, communities and employees and enhances and differentiates our brand reputation. We devote substantial resources to provide extensive cultural training to our employees. In conjunction with our training activities, we hold “Culture Clubs” several times per year, as a means of fully imparting Chuy’s history through personal stories of our founders.
The health and safety of our employees is a top priority, particularly in our re-opened restaurants during the COVID-19 pandemic. We follow all COVID-19 protocols in accordance with CDC, OSHA and state and local regulations. In protecting our employees’ safety, we have invested in creating a safe work environment by taking additional measures. For our office employees, we have added work from home flexibility and mandatory COVID-19 protocol to be followed at the corporate office. For our restaurant employees, we have increased cleaning protocols and provided additional personal protective equipment and cleaning supplies.
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
ITEM 1A.    RISK FACTORS
In evaluating our Company, you should carefully consider the following risk factors and the other information in this report, including our consolidated financial statements and related notes to those statements. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed.
Risks Relating to Our Business and Industry
COVID-19 has harmed our business and may continue to do so.
The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions in response to COVID-19, including requiring mandatory restaurant closures or imposing capacity limitations and other restrictions affecting our operations. In response to the COVID-19 pandemic, we took various steps to reduce non-essential spend, postpone restaurant development and rightsize operations, improve our store level profitability and increase our cash flows. We have now reopened all of our restaurants without operating capacity restrictions and begun to open new restaurants; however, we cannot predict whether we will have to revert back to an off-premise only operating model at some or all of our restaurants or postpone restaurant development again. These developments materially harmed our business, financial condition and results of operations and may continue to do so.
Our ability to continue to operate existing restaurants and open new restaurants in the future will depend in part on the actions of a number of governmental bodies over which we have no control. We will continue to evaluate any new actions taken by the government in response to COVID-19, any of which could harm our business, financial condition and results of operations. Additionally, governmental action may not fully contain the spread of COVID-19 or we may suffer a resurgence of COVID-19 with the emergence of new variants, which could harm our business, financial condition and results of operations. Even if new government restrictions are not imposed, the perceived risk of infection or health concerns in an area may harm our business, financial condition and results of operations. Additionally, different areas have seen varying levels of outbreaks or resurgences and varying degrees of government responses and due to the concentration of our restaurants, these outbreaks or resurgences may harm our business, financial condition and results of operations more than our competitors. Further, it is unclear how quickly customers will return to our restaurants at pre-pandemic levels, which may be a function of government restrictions, continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.
The COVID-19 pandemic has caused and may continue to cause significant disruptions to our ability to generate revenue and cash flows, implement our restaurant development plan and open new restaurants and hire and retain employees and has caused and may continue to cause an increase in our commodity and labor costs. Additionally, the COVID-19 pandemic adversely affected and may in the future continue to adversely affect the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms to us, if necessary.
Our business may be further disrupted if a significant number of our restaurants have employees diagnosed with COVID-19 resulting in some or all of the restaurant’s employees being quarantined and our restaurant facilities having to be disinfected. If a significant percentage of our workforce is unable to work, whether because of illness, required quarantine, limitations of travel or other government restrictions in connection with COVID-19, our business, financial condition and results of operations may be harmed.
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
We could also experience other potential impacts as a result of the COVID-19 pandemic that are not completely known at this time, including, but not limited to, charges from potential adjustments to the carrying amount of goodwill, indefinite-lived intangibles and additional long-lived asset impairment charges. Our actual results may differ materially from our current estimates as the COVID-19 pandemic continues to evolve, depending largely though not exclusively on the duration of the disruption to our business.
Our financial results depend significantly upon the success of our existing and new restaurants.
Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of December 26, 2021, we operated 96 restaurants, of which 4 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations and you should not rely on our past results as an indication of our future results of operations.
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
•increased competition, particularly in the Mexican and casual and fast-casual dining segments;
•changes in consumer preferences or budgeting constraints;
•customers' acceptance of our brand in new markets and experiences dining in our restaurants;
•customers’ failure to accept menu price increases that we may make to offset increases in key operating costs; and
•our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambience and service.
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
•compliance costs as a result of changes in regulatory or industry standards or expenses due to litigation;
•energy, water and other utility costs and costs for insurance (including health, liability and workers’ compensation); and
•information technology, delivery service charges and other logistical costs.
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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 to 96 restaurants as of December 26, 2021. We plan to open a total of five to eight restaurants during fiscal year 2022. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:
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
Many of our current leases are non-cancelable and typically have initial terms ranging from 10 or 15 years in length with two to three five-year extension options. The initial terms of our leases currently expire between 2022 and 2040. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments or otherwise perform under one of our leases after a restaurant closes or if we are unable to renew our restaurant leases, our business, financial condition and results of operations could harmed.
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
The restaurant industry depends on consumer discretionary spending. Economic conditions are uncertain and may decline or become more uncertain as a result of many factors, including the COVID-19 pandemic. Uncertain or declining economic conditions, higher interest rates, higher fuel and other energy costs, inflation, higher levels of unemployment, higher debt levels and higher tax rates may repress consumer confidence and discretionary spending. If any of these events occur for a prolonged period of time, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out. We believe that if volatile economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and restaurant closures could result from prolonged negative restaurant sales, which could harm our business, financial condition and results of operations.
Changes in consumer buying patterns could harm our business, financial condition and results of operations.
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
Additionally, delivery from our restaurants is through third party delivery companies. These third party delivery companies require us to pay them commissions, which lower our profit margin on those sales; however, we believe that the majority of such sales are incremental. Any bad publicity, whether true or not, regarding third party delivery companies or their business model may negatively impact our sales. If these third party delivery companies cease doing business with us, or cannot make their scheduled deliveries, or do not continue their relationship with us on favorable terms, it could harm our business, financial condition and results of operations.
Advances in technologies or certain changes in consumer behavior driven by such technologies could also harm our business, financial condition and results of operations. Technology and consumer offerings continue to develop, and we expect new or enhanced technologies and consumer offerings will be available in the future and we may pursue certain of those technologies and consumer offerings. However, we cannot predict consumer acceptance of new or enhanced technology or their impact on our business. In addition, our competitors, some of whom have greater resources than us, may be able to benefit from changes in technologies or consumer acceptance of such changes, which could harm our competitive position. There can be no assurance we will be able to successfully respond to changing consumer preferences, including with respect to new technologies or to effectively adjust to these changes. If we are not able to successfully respond to these challenges, our business, financial condition and operating results could be harmed.

Damage to our reputation or lack of acceptance of our brand in existing or new markets could harm our business, financial condition and results of operations.
We believe we have built our reputation on the high-quality of our food, service and staff, as well as on our unique culture and the ambience in our restaurants, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand, including any foodborne illness or foodborne illness scare or COVID-19 outbreak could significantly reduce our brand's value and harm our business, financial condition and results of operations. For example, our brand value could suffer and our business could be harmed if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambience, or otherwise believe we have failed to deliver a consistently positive experience. Additionally, negative incidents that occur at other restaurants may decrease demand for restaurant dining broadly including at our restaurants.
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
As of December 26, 2021, we operated a total of 39 restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas, local labor issues, the spread of COVID-19, changes in energy prices, adverse weather conditions, hurricanes, droughts, fires or other natural or man-made disasters could harm our business, financial condition and results of operations.
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
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on our national distributor, PFG, and various other suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. For our chicken products, we rely on two suppliers for all of our locations. See "Item 1. Business—Sourcing and Supply" for information regarding our suppliers. Any increase in distribution prices, increase in the prices charged by suppliers or failure to perform by these third-parties, including as a result of the COVID-19 pandemic, could cause our food costs to increase or us to experience short-term unavailability of certain products. Failure to identify an alternate source of supply for these items may result in significant cost increases and an inability to provide certain of the items on our menu. If these events occur, it may reduce the profitability of certain of our offerings and may cause us to increase our prices. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in the delivery of products we need, may result in significant cost increases and reduce sales. Changes in the price, as a result of inflation or otherwise, or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customer’s demands, which could harm our business, financial condition and results of operations.
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
The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as COVID-19, Ebola, and H1N1. To the extent that a virus is foodborne, future outbreaks may adversely affect the price and availability of certain food products and cause our guests to eat less of a product. To the extent that a virus is transmitted by human-to-human contact, our employees or guests could become infected, or could choose, or be advised or required, to avoid gathering in public places, any one of which could harm our business, financial condition and results of operations.
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
We may also need to evolve our concept or expand to new concepts in order to compete with popular new restaurant formats or concepts that are developed, which would require significant capital expenditures and management attention and would be subject to certain risks in addition to those of opening a new restaurant, including customer acceptance and competition with our other restaurants. We cannot offer any assurance that we will be successful in modifying or expanding our concept or that modifications or additions to our concept will not harm our business, financial condition and results of operations.
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
During fiscal years 2021, 2020 and 2019, we opened four, one and six restaurants, respectively. During 2022, we plan to open a total of five to eight restaurants. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our business, financial condition and results of operations could be harmed. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would harm our business, financial condition and results of operations.
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
We are subject to a wide range of labor costs. Because our labor costs are, as a percentage of revenues, higher than other industries, we may be significantly harmed by labor cost increases. Labor shortages, unfavorable fluctuations in market conditions, availability of insurance, changes in state and/or federal regulations or our employees attempting to unionize or establish boycotts or other types of work stoppages could significantly increase our labor costs. We are subject to federal, state, and local laws governing employment practices and working conditions. These laws cover wage and hour practices, labor relations, paid and family leave, and workplace safety, among others. The number of laws and regulations being passed at the state and local level creates unique challenges as different standards apply to different locations, sometimes with conflicting requirements. In addition, we are subject to the risk of employment-related litigation at both the state and federal levels, including claims styled as class action lawsuits which are more costly to defend. Also, some employment related claims in the area of wage and hour disputes are not insurable risks.
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
Our restaurants are highly dependent on qualified management and operating personnel. Qualified individuals have historically and during the COVID-19 pandemic have been in short supply and an inability to attract and retain them would limit the success of our existing restaurants as well as our development of new restaurants. We place a heavy emphasis on the qualification and training of our personnel and believe we spend significantly more on training our employees than our competitors. We can make no assurances that we will be able to attract and retain qualified individuals in the future which may have a more significant effect on our operation than those of our competitors. Additionally, the cost of attracting and retaining qualified individuals may be higher than we anticipate, and as a result, our business, financial condition and results of operations could be harmed.
Our business operations and future development could be significantly disrupted if we lose key members of our management team.
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Steve Hislop, our Chief Executive Officer, Jon Howie, our Chief Financial Officer and John Mountford, our Chief Operating Officer. We currently have employment agreements in place with Messrs. Hislop, Howie and Mountford. The loss of the services of our CEO, other senior officers or other key employees could have a material adverse effect on our business and plans for future development. We currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees. If we are unable to retain these key members of management, our business, financial condition and results of operations could be harmed.

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
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment, operating lease assets and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Deficient restaurant-level cash flow (defined as restaurant net income plus depreciation, gain and/or loss on assets and pre-opening expense) over the previous 24-month period in a stabilized location is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated undiscounted future cash flow expected to be generated by the restaurant. If the carrying amount of the restaurant exceeds estimated future cash flow, an impairment charge is recognized for the amount by which the asset’s carrying amount exceeds its fair value. As a result of the above-mentioned review process, we recognized a non-cash loss on asset impairment of $2.7 million, $20.9 million and $12.7 million in fiscal years 2021, 2020 and 2019, respectively.
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
At December 26, 2021, we had no outstanding indebtedness under our Revolving Credit Facility.
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
Our Revolving Credit Facility places certain limitations on our ability to incur additional indebtedness. However, subject to the qualifications and exceptions in our Revolving Credit Facility, we may incur additional indebtedness under that facility and may incur obligations that do not constitute indebtedness under that facility. The Revolving Credit Facility also places certain limitations on, among other things, our ability to enter into certain types of transactions, financing arrangements and investments, to make certain changes to our capital structure and to guarantee certain indebtedness. The Revolving Credit Facility also places certain restrictions on the payment of dividends and distributions. These restrictions limit or prohibit, among other things, our ability to: (1) pay dividends on, redeem or repurchase our stock or make other distributions; (2) incur or guarantee additional indebtedness; (3) create or incur liens; (4) make acquisitions or investments; (5) transfer or sell certain assets or merge or consolidate with or into other companies; and (6) enter into certain transactions with our affiliates.
Failure to comply with certain covenants or the occurrence of a change of control under our Revolving Credit Facility could result in the acceleration of our obligations under the Revolving Credit Facility, which would harm our business, liquidity, capital resources and results of operations.
Our Revolving Credit Facility also requires us to comply with financial covenants including a minimum fixed charge coverage ratio and a maximum consolidated total lease adjusted leverage ratio. Changes with respect to our consolidated total lease adjusted leverage ratio may increase our interest rate and failure to comply with these covenants could result in a default and an acceleration of our obligations under the Revolving Credit Facility, which would harm our business, liquidity, capital resources and results of operations.
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
Longer term disruptions in the capital and credit markets as a result of the COVID-19 pandemic, other uncertainties, changing or increased regulation, reduced alternatives, failures of significant financial institutions or other events could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged, which could harm our business, liquidity, capital resources and results of operations. Such measures could include deferring capital expenditures (including the opening of new restaurants) and reducing or eliminating other discretionary uses of cash.
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
•changes in laws or regulations, or new interpretations or applications of laws and regulations, applicable to us;

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
•our financial disclosures, any changes in such disclosure or our failure to meet such disclosure;
•various market factors or perceived market factors, including rumors, whether or not correct, involving us, our distributors or suppliers or our competitors;
•acquisitions or strategic alliances by us or our competitors or actions taken by our stockholders;
•short sales, hedging and other derivative transactions in our common stock;
•the operating and stock price performance of other companies that investors may deem comparable to us; and
•other events or factors, including public heath crises, including the COVID-19 pandemic, and changes in general conditions in the United States and global economies or financial markets (including those resulting from acts of God, war, incidents of terrorism or responses to such events).
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
Sales of substantial amounts of our common stock in the public market by us, our existing stockholders or upon the exercise of outstanding stock options or vesting of equity awards held by our directors and employees may adversely affect the market price of our common stock. Additional capital raised by us through the sale of our common stock or the granting of additional equity-based compensation may dilute your ownership in us. Such sales could also create public perception of difficulties or problems with our business. These sales might also make it more difficult for us to sell securities in the future at a time and price that we deem appropriate. For additional information regarding our outstanding awards, see Note 9 of Notes to Consolidated Financial Statements included elsewhere this annual report.
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
•require that any action to be taken by our stockholders be effected only at a duly called annual or special meeting;

•specify that special meetings of our stockholders cannot be called by stockholders;
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
As of December 26, 2021, we operated 96 restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	2
Arkansas	3
Colorado	4
Florida	8
Georgia	2
Illinois	1
Indiana	4
Kentucky	5
Louisiana	1
Missouri	1
North Carolina	3
Ohio	6
Oklahoma	3
South Carolina	1
Tennessee	7
Texas	39
Virginia	6
Total	96

We generally lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. As of December 26, 2021, we owned two properties: one in Carmel, Indiana and one in Norman, Oklahoma. For additional information regarding our obligations under our leases, see Note 8 to our Consolidated Financial Statements. See Item 1. "Business—Real Estate" for additional information regarding our properties.
All of our restaurant leases provide for base (fixed) rent, plus the majority provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our restaurant leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease term is 10 or 15 years in length with two to three five-year extension options. The initial terms of our leases currently expire between 2022 and 2040. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 13 to our Consolidated Financial Statements.
ITEM 4.    MINE SAFETY DISCLOSURES
None

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “CHUY”.
Holders
As of February 18, 2022, there were approximately four holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy
During the fiscal years ended December 26, 2021 and December 27, 2020, we did not declare or pay any dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation, growth of our business and, to the extent that our board of directors believes appropriate in light of market conditions, the repurchase of shares of our common stock pursuant to the board-approved share repurchase plan. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Purchases of Equity Securities by the Issuer
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended December 26, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
September 27, 2021 through October 24, 2021	—	$—	—	$22.5
October 25, 2021 through November 21, 2021	134,751	32.64	134,751	45.6
November 22, 2021 through December 26, 2021	130,181	30.75	130,181	41.6
Total	264,932	$31.71	264,932
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

Stock Performance Chart
$300.00
$280.00
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
12/25/16
12/31/17
12/30/18
12/29/19
12/27/20
12/26/21
CHUY
Peer Group
NASDAQ Composite Index
S&P 600 Restaurants

	12/25/2016	12/31/2017	12/30/2018	12/29/2019	12/27/2020	12/26/2021
Chuy's Holdings, Inc.	100.00	85.13	54.51	78.39	84.76	90.29
S&P 600 Restaurants	100.00	103.81	112.57	125.33	161.14	156.17
Peer Group	100.00	91.76	92.07	90.75	108.63	117.24
NASDAQ Composite Index	100.00	126.37	120.54	164.88	234.4	286.55

ITEM 6.     RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the related notes to those statements included in Item 8. “Financial Statements and Supplementary Data.”
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
COVID-19 Pandemic
The onset of the COVID-19 pandemic at the end of the first quarter of 2020 caused significant disruptions to the Company's business operations as a result of mandatory closures, imposed capacity limitations and other restrictions. During fiscal 2020, the Company took various steps to reduce nonessential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. As of June 28, 2020, the Company reopened all of its dining rooms to varying degrees of operating capacity. The Company started to relax its indoor dining capacity restrictions during the second quarter of 2021 and, as of December 26, 2021, all restaurants operated without restrictions.
As a result of the COVID-19 pandemic, the Company developed a new operating model to address increased off-premise business with proportionately lower indoor dining. This allowed the Company to rightsize its labor model and maximize its restaurant level operating profit at reduced sales volumes. The Company continues to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The challenging labor market, commodity inflation pressures and supply chain shortages across many industries continue to increase costs to operate and stress our business. We cannot predict our ability to continue to operate without capacity limitations in the future which will depend in part on the actions of a number of governmental bodies over which we have no control, the efficacy and public acceptance of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions on our operations.
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of December 26, 2021, we operated 96 restaurants across 17 states.
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
•Pursue new restaurant development in existing major markets with proven high average unit volume;
•Backfill smaller existing markets to build brand awareness;
•Deliver consistent same store sales by providing high-quality food and service at a considerable value; and
•Leverage our infrastructure.

We opened four restaurants in fiscal 2021. During fiscal 2022, we plan to open five to eight restaurants. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”
Newly opened restaurants typically experience normal inefficiencies in the form of higher cost of sales, labor and direct operating and occupancy costs for several months after their opening in both percentage and dollar terms when compared with our more mature, established restaurants. Accordingly, the number and timing of newly opened restaurants has had, and is expected to continue to have, an impact on restaurant opening expenses, cost of sales, labor and occupancy and operating expenses. Additionally, initial restaurant openings in new markets may experience even greater inefficiencies for several months, if not longer, due to lower initial sales volumes, which results from initially low consumer awareness levels, and a lack of operating cost leverage.
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
Performance Indicators
We use the following performance indicators in evaluating our performance:
•Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular fiscal period. For restaurant openings, we incur pre-opening costs, which are defined below, before the restaurant opens. Typically, new restaurants open with an initial start-up period of higher than normalized sales volumes, which decrease to a steady level approximately six to twelve months after opening. However, operating costs during this initial six to twelve month period are also higher than normal, resulting in restaurant operating margins that are generally lower during the start-up period of operation and increase to a steady level approximately nine to twelve months after opening.
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 92, 86 and 88 restaurants at December 26, 2021, December 27, 2020 and December 29, 2019, respectively.
•Comparable Restaurant Sales as compared to 2019. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time as compared to that time in fiscal year 2019. The comparable group of restaurants include the restaurants that were in the comparable base as of the end of fiscal year 2019. Our comparable restaurant base consisted of 81 restaurants at December 29, 2019.
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
The following table presents operating data for the periods indicated:

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Total restaurants (at end of period)	96	92	100
Total comparable restaurants (at end of period)	92	86	88
Average unit volumes (in thousands) (1)	$4,197	$3,477	$4,318
Change in comparable restaurant sales (1)	22.1%	(22.1)%	2.6%
Average check	$17.30	$16.93	$15.74
(1)We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2021, 2020 and 2019 years each consisted of 52 weeks.
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
Results of Operations
Year Ended December 26, 2021 Compared to the Year Ended December 27, 2020
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 26, 2021	% of Revenue	December 27, 2020	% of Revenue	Change	% Change
Revenue	$396,467	100.0%	$320,952	100.0%	$75,515	23.5%
Costs and expenses:
Cost of sales	96,476	24.3	79,033	24.6	17,443	22.1
Labor	113,622	28.7	98,184	30.6	15,438	15.7
Operating	59,617	15.0	50,352	15.7	9,265	18.4
Occupancy	29,281	7.4	29,406	9.2	(125)	(0.4)
General and administrative	26,599	6.7	22,195	6.9	4,404	19.8
Marketing	4,360	1.1	2,732	0.9	1,628	59.6
Restaurant pre-opening	1,731	0.4	1,769	0.6	(38)	(2.1)
Impairment, closed restaurant and other costs	10,182	2.6	26,794	8.3	(16,612)	(62.0)
Gain on insurance settlements	—	—	(1,000)	(0.3)	1,000	*
Depreciation	20,197	5.1	20,031	6.2	166	0.8
Total costs and expenses	362,065	91.3	329,496	102.7	32,569	9.9
Income (loss) from operations	34,402	8.7	(8,544)	(2.7)	42,946	*
Interest expense, net	144	0.1	257	—	(113)	(44.0)
Income (loss) before income taxes	34,258	8.6	(8,801)	(2.7)	43,059	*
Income tax expense (benefit)	4,082	0.9	(5,507)	(1.7)	9,589	*
Net income (loss)	$30,176	7.7%	$(3,294)	(1.0)%	$33,470	*

* Not meaningful
Revenue. Revenue was $396.5 million for the year ended December 26, 2021 compared to $321.0 million for the year ended December 27, 2020. The increase in revenue was primarily related to growth in customer traffic as the Company relaxed indoor dining capacity restrictions throughout its restaurants, as well as $10.9 million of incremental revenue from new restaurants opened during fiscal year 2021. For fiscal year 2021, off-premise sales were approximately 28% of total revenue compared to approximately 35% in the same period last year.
Comparable restaurant sales increased 22.1% for the year ended December 26, 2021 compared to the same period in 2020 primarily driven by a 19.4% increase in average weekly customers and a 2.7% increase in average check. Comparable restaurant sales decreased 4.0% as compared to the same period in fiscal 2019 as a result of the COVID-19 pandemic.
Cost of sales. Cost of sales as a percentage of revenue decreased to 24.3% during the year ended December 26, 2021 from 24.6% during the same period in 2020. This decrease is primarily related to a decrease in fajita family kits sold subsequent to COVID-19 lockdowns as well as switching to a limited menu and eliminating the complimentary buffet style chips and salsa, or “Nacho Car,” during the second quarter of 2020 as a result of the COVID-19 pandemic. This decrease is partially offset by overall commodity inflation of 3.3%.
Labor costs. Labor costs as a percentage of revenue decreased to 28.7% during the year ended December 26, 2021, from 30.6% during the comparable period in 2020, primarily due to sales leverage on management labor costs as well as reduction in hourly employees and store management personnel as a result of the COVID-19 pandemic, partially offset by hourly labor rate inflation of approximately 4.6% and $1.6 million of manager retention bonuses paid out during the second and third quarter of 2021.
Operating costs. Operating costs as a percentage of revenue decreased to 15.0% during the year ended December 26, 2021, from 15.7% during the comparable period in 2020 as a result of a decrease in to-go supplies due to lower off-premise sale mix as well as sales leverage on fixed restaurant operating costs, partially offset by an increase in liquor taxes driven by higher bar sales mix as compared the same period last year.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 7.4% during the year ended December 26, 2021 as compared to 9.2% for the same period in 2020, primarily as a result of sales leverage on fixed occupancy expenses as well as the closure of nine restaurants during the latter part of March 2020 and lower property taxes, partially offset by an increase in percentage rent as well as occupancy expenses related to four new stores opened during fiscal 2021.
General and administrative expenses. General and administrative expenses increased $4.4 million to $26.6 million for the year ended December 26, 2021 as compared to $22.2 million during the comparable period in 2020. The increase was primarily driven by higher performance-based bonuses of approximately $2.0 million, an increase in management salaries and stock based compensation of approximately $1.3 million, in part due to a reinstatement of certain corporate employees after being furloughed at the start of the COVID-19 pandemic in fiscal 2020, as well as an increase in insurance premiums of approximately $0.2 million, professional services fees and legal costs of approximately $0.4 million, information technology costs of approximately $0.1 million and other costs including travel as we are resuming our regular operations subsequent to COVID-19 lock-downs.
Marketing costs. Marketing costs as a percentage of revenue increased to 1.1% during the year ended December 26, 2021 from 0.9% during the comparable period in 2020 as the company reinstated its digital advertising campaigns across the nation.
Restaurant pre-opening costs. Restaurant pre-opening costs decreased by $0.1 million to $1.7 million for the year ended December 26, 2021 as compared to $1.8 million. During fiscal 2021, we incurred pre-opening costs for several new restaurant openings. Restaurant pre-opening costs for the comparable period of 2020 represent expenses for the store openings postponed to fiscal 2021 as a result of the COVID-19 pandemic.
Impairment and closed restaurant costs. Impairment, closed restaurant and other costs decreased to $10.2 million during the year ended December 26, 2021 from $26.8 million during the comparable period in 2020. During fiscal 2021, the Company terminated six of its closed restaurant lease agreements and recorded a $2.4 million loss on lease termination as well as a $2.7 million non-cash impairment charge related to long-lived assets. During fiscal 2020, the Company recorded non-cash impairment charges of $20.9 million related to restaurant closures as a result of the COVID-19 pandemic and $0.8 million in COVID-19 related charges due to idle development costs as a result of delaying restaurant openings to 2021. The Company also incurred $5.1 million of closed restaurant costs, which include rent expense, utility and insurance costs, during both fiscal 2021 and 2020.
Depreciation. Depreciation increased $0.2 million to $20.2 million for the year ended December 26, 2021, as compared to $20.0 million during the comparable period in 2020, primarily due to an increase in depreciation associated with our new restaurants.
Income tax expense (benefit). Income tax expense was $4.1 million in fiscal 2021 compared to an income tax benefit of $5.5 million in fiscal 2020. The increase in income tax expense was driven by an increase in annual income before income taxes. As of December 26, 2021, the Company had a $5.4 million deferred tax asset, which management believes will be fully realized, therefore, no valuation allowance is required at this time.
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
Net income (loss). As a result of the foregoing, net income was $30.2 million in fiscal 2021 compared to net loss of $3.3 million in fiscal 2020.

Year Ended December 27, 2020 Compared to the Year Ended December 29, 2019
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 27, 2020	% of Revenue	December 29, 2019	% of Revenue	Change	% Change
Revenue	$320,952	100.0%	$426,357	100.0%	$(105,405)	(24.7)%
Costs and expenses:
Cost of sales	79,033	24.6	110,152	25.8	(31,119)	(28.3)
Labor	98,184	30.6	150,779	35.4	(52,595)	(34.9)
Operating	50,352	15.7	62,121	14.6	(11,769)	(18.9)
Occupancy	29,406	9.2	32,151	7.5	(2,745)	(8.5)
General and administrative	22,195	6.9	23,681	5.6	(1,486)	(6.3)
Marketing	2,732	0.9	5,555	1.3	(2,823)	(50.8)
Restaurant pre-opening	1,769	0.6	2,949	0.7	(1,180)	(40.0)
Legal settlement	—	—	615	0.1	(615)	*
Impairment, closed restaurant and other costs	26,794	8.3	14,179	3.3	12,615	89.0
Gain on insurance settlements	(1,000)	(0.3)	—	—	(1,000)	*
Depreciation	20,031	6.2	20,739	4.9	(708)	(3.4)
Total costs and expenses	329,496	102.7	422,921	99.2	(93,425)	(22.1)
(Loss) income from operations	(8,544)	(2.7)	3,436	0.8	(11,980)	*
Interest expense, net	257	—	122	—	135	110.7
(Loss) income before income taxes	(8,801)	(2.7)	3,314	0.8	(12,115)	*
Income tax benefit	(5,507)	(1.7)	(2,901)	(0.7)	(2,606)	89.8
Net (loss) income	$(3,294)	(1.0)%	$6,215	1.5%	$(9,509)	*

* Not meaningful
Revenue. Revenue was $321.0 million for the year ended December 27, 2020 compared to $426.4 million for the year ended December 29, 2019. The decrease in revenue was primarily attributed to a decline in customer traffic as a result of COVID-19 and closures of six restaurants during fiscal 2019 and nine restaurants during fiscal 2020. The Company operated on an off-premise only operating model beginning in late March 2020 through May 2020. After May 2020, the Company reopened and operated dining rooms at varying degrees of operating capacity in 92 of its restaurants. The decrease in revenue was partially offset by $11.3 million of incremental revenue from an additional 183 operating weeks provided by new restaurants.
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
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our $35.0 million revolving credit facility as further discussed below. Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. From time to time, we may also purchase the underlying land for development. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We may also from time to time sell equity or engage in other capital markets transactions.
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
During the fiscal years ended 2021, 2020, and 2019 the Company repurchased approximately 461,501, 90,144 (prior to the beginning of the COVID-19 pandemic) and 351,774 shares of common stock for a total cost of $14.5 million, $1.4 million and $7.8 million, respectively. As of December 26, 2021, the Company had $41.6 million remaining to be purchased under the plan.

Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors.”
As of December 26, 2021, the Company had a strong financial position with $106.6 million in cash and cash equivalents, no debt and $35.0 million of availability under its revolving credit facility.
Cash Flows for the Years Ended December 26, 2021, December 27, 2020 and December 29, 2019
The following table summarizes the statements of cash flows (in thousands):

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Net cash provided by operating activities	$49,780	$42,714	$43,431
Net cash used in investing activities	(16,413)	(12,149)	(33,274)
Net cash (used in) provided by financing activities	(13,563)	46,178	(8,282)
Net increase in cash and cash equivalents	19,804	76,743	1,875
Cash and cash equivalents at beginning of year	86,817	10,074	8,199
Cash and cash equivalents at end of period	$106,621	$86,817	$10,074
Operating Activities. Net cash provided by operating activities increased $7.1 million to $49.8 million for the year ended December 26, 2021 compared to $42.7 million during the same period in 2020. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was mainly attributable to a 22.1% increase in comparable restaurant sales, a substantial improvement in the restaurant-level operating margin as well as a $7.6 million increase in deferred income taxes due in part to a CARES Act administrative correction which took place in fiscal year 2020. This overall increase was partially offset by $7.8 million in lease termination costs paid during fiscal 2021 to terminate six of our closed restaurant leases as well as a $2.3 million repayment of deferred rent liability (included in the operating lease liabilities) recorded as a result of rent deferment and concessions during the COVID-19 pandemic.
Net cash provided by operating activities remained relatively flat at $42.7 million for the year ended December 27, 2020 compared to $43.4 million during the same period in 2019. The Company was able to sustain the net cash provided by operating activities near the prior year level despite an approximately 25.0% decrease in revenue mainly driven by an improvement in restaurant-level operating margin over fiscal 2019, various cost savings initiatives and cash management efforts during the COVID-19 pandemic.
Investing Activities. Net cash used in investing activities increased $4.3 million to $16.4 million for the year ended December 26, 2021, from $12.1 million for the year ended 2020. The increase was mainly driven by our new restaurant construction as compared to the same period last year.
Net cash used in investing activities increased $21.2 million to $12.1 million for the year ended December 27, 2020, from $33.3 million for the year ended 2019. The decrease was primarily due to a cancellation of all non-essential capital expenditures and postponement of new store development post COVID-19 to fiscal 2021.
Financing Activities. Net cash used in financing activities decreased $59.8 million to $13.6 million for the year ended December 26, 2021 from net cash provided by financing activities of $46.2 million for the same period in 2020. The decrease was primarily due to $48.2 million in net proceeds received in the Company's ATM offering completed during the second quarter of fiscal 2020 and a $13.1 million increase in the repurchases of common shares during fiscal year 2021 as compared to fiscal 2020, partially offset by a $3.5 million proceeds from the exercise of options during fiscal year 2021.
Net cash provided by financing activities increased $54.5 million to $46.2 million for the year ended December 27, 2020 from net cash used in financial activities of $8.3 million for the same period in 2019. The increase was primarily due to $48.2 million in net proceeds received in the Company's ATM offering completed during the second quarter of 2020 and a $6.4 million decrease in stock repurchases as compared to fiscal 2019.
For the years ended December 26, 2021, December 27, 2020 and December 29, 2019, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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
The capital resources typically required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. For our new unit openings in 2022, we estimate the cost of a conversion or ground-up buildout will require a total cash investment of approximately $3.0 million to $4.0 million. In addition, we expect to spend approximately $0.4 million to $0.5 million per restaurant for restaurant pre-opening costs.
During the next twelve to twenty-four months, we intend to negotiate terminations for all of our remaining closed store operating leases. We estimate the cost of termination of these leases could range between approximately $5.0 million to $12.0 million.
For 2022, we currently estimate capital expenditure outlays will range between $25.0 million and $40.0 million and approximately $2.0 million to $3.0 million of restaurant pre-opening costs for new restaurants. These capital expenditure estimates are based on the opening of five to eight new restaurants and approximately $8.0 million to maintain and remodel our existing restaurants and for other general corporate purposes.
Based on our growth plans, we believe our existing cash balance combined with future expected cash flows from operations and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2022 and beyond as well as provide financial flexibility during the continued COVID-19 pandemic.
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
We had a net working capital of $72.1 million at December 26, 2021 compared to a net working capital of $51.2 million at December 27, 2020. The increase in the net working capital during fiscal year 2021 is primarily driven by improved restaurant level operating margins subsequent to the start of COVID-19 pandemic.
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
The obligations under the Company’s Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of December 26,

2021, the Company had no borrowings under the Credit Facility, and was in compliance with all covenants under the Credit Facility.
Contractual Obligations
The following table summarizes contractual obligations at December 26, 2021 (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating Lease Obligations (1)	$326,401	$28,101	$54,377	$51,909	$192,014
Purchase Obligations (2)	32,292	32,292	—	—	—
Total	$358,693	$60,393	$54,377	$51,909	$192,014
(1)Reflects the aggregate minimum lease payments for our restaurant operations and corporate office, including approximately $6.5 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession. Operating lease obligations excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales.
(2)Includes contractual purchase commitments for the purchase of goods related to restaurant operations and commitments for construction of new restaurants.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 26, 2021, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
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
Leases and leasehold improvements. The Company leases land and or buildings for its corporate offices and the majority of its restaurants under various long-term operating lease agreements. The Company determines if a contract contains a lease at inception. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments. The initial lease terms range from 10 or 15 years, most of which include renewal options of 10 to 15 years. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might become impaired if we choose not to continue the use of the leased property.
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
As a result of the above mentioned process, the Company recorded a non-cash loss on asset impairment of $2.7 million during the fiscal year ended December 26, 2021, $20.9 million during the fiscal year ended December 27, 2020 and $12.7 million during the fiscal year ended December 29, 2019.
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
Similarly, for the impairment evaluation for indefinite life intangible assets, which includes our trade names, we determine whether the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. Our analysis indicated that no impairments of goodwill or indefinite-lived intangibles occurred during fiscal 2021, 2020 or 2019.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in an annualized change to our interest expense of approximately $3,500 per every million dollars borrowed. As of December 26, 2021, we had no borrowings under our Revolving Credit Facility.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2021 based on the criteria in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2021.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chuy’s Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Chuy's Holdings, Inc.'s (the Company) internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 24, 2022 expressed an unqualified opinion.
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
February 24, 2022

ITEM 9B.    OTHER INFORMATION
None
PART III
The information required by Items 10, 11, 12, 13 and 14 will be furnished by an amendment hereto that will contain such information.
PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:
(1)Financial Statements - see Index to Financial Statements appearing on page F-1.
(2)Financial Statement Schedules – None.
(3)Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2013)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
4.2	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on March 10, 2020)
10.1*	Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 31, 2020)
10.2*	Form of Restricted Stock Unit Agreement (2020 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2020)
10.3*	Chuy’s Holdings, Inc. 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.4*	Form of Restricted Share Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.5*	Form of Option Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.6*	Form of Restricted Stock Unit Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on form 10-K, filed on March 11, 2014)
10.7*	Form of Restricted Stock Unit Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed on March 12, 2015)
10.8*	Form of Option Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 8, 2015)
10.9*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.10*	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.11*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steve Hislop (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.12*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon Howie (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.13*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Mountford (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.14*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Michael Hatcher (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.15*	Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.16	Credit Agreement, dated as of July 30, 2021, by and among Chuy’s Holdings, Inc., as borrower, certain subsidiaries of Chuy’s Holdings, Inc., as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 2, 2021)
21.1+	Subsidiaries of Chuy’s Holdings, Inc.
23.1+	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith
++    Furnished herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 24, 2022	CHUY’S HOLDINGS, INC.

		By:	/s/ STEVEN J. HISLOP
Steven J. Hislop
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN J. HISLOP
Steven J. Hislop	Chairman of the Board, Director, President and Chief Executive Officer (principal executive officer)	2/24/2022
/s/ JON W. HOWIE
Jon W. Howie	Director, Vice President and Chief Financial Officer (principal financial and accounting officer)	2/24/2022
/s/ STARLETTE JOHNSON
Starlette Johnson	Director	2/24/2022
/s/ SAED MOHSENI
Saed Mohseni	Director	2/24/2022
/s/ RANDALL DEWITT
Randall DeWitt	Director	2/24/2022
/s/ IRA ZECHER
Ira Zecher	Director	2/24/2022
/s/ JODY BILNEY
Jody Bilney	Director	2/24/2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Chuy's Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. (the Company) as of December 26, 2021 and December 27, 2020, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 26, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Austin, Texas
February 24, 2022

CHUY’S HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 26, 2021	December 27, 2020
Assets
Current assets:
Cash and cash equivalents	$106,621	$86,817
Accounts receivable	1,811	1,507
Lease incentives receivable	—	200
Inventories	1,676	1,449
Income tax receivable	1,083	974
Prepaid expenses and other current assets	3,273	3,614
Total current assets	114,464	94,561
Property and equipment, net	179,369	185,105
Operating lease assets	148,444	159,156
Deferred tax asset, net	5,400	7,806
Other assets and intangible assets, net	1,678	1,078
Trade name	21,900	21,900
Goodwill	24,069	24,069
Total assets	$495,324	$493,675
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,127	$2,977
Accrued liabilities	25,242	25,775
Operating lease liabilities	13,003	14,566
Total current liabilities	42,372	43,318
Operating lease liabilities, less current portion	188,735	207,601
Other liabilities	1,423	898
Total liabilities	232,530	251,817

Contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 19,538,058 shares issued and outstanding at December 26, 2021 and 19,710,549 shares issued and outstanding at December 27, 2020	195	197
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 26, 2021 and December 27, 2020	—	—
Paid-in capital	135,659	144,897
Retained earnings	126,940	96,764
Total stockholders’ equity	262,794	241,858
Total liabilities and stockholders’ equity	$495,324	$493,675

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Revenue	$396,467	$320,952	$426,357
Costs and expenses:
Cost of sales	96,476	79,033	110,152
Labor	113,622	98,184	150,779
Operating	59,617	50,352	62,121
Occupancy	29,281	29,406	32,151
General and administrative	26,599	22,195	23,681
Marketing	4,360	2,732	5,555
Restaurant pre-opening	1,731	1,769	2,949
Legal settlement	—	—	615
Impairment, closed restaurant and other costs	10,182	26,794	14,179
Gain on insurance settlements	—	(1,000)	—
Depreciation	20,197	20,031	20,739
Total costs and expenses	362,065	329,496	422,921
Income (loss) from operations	34,402	(8,544)	3,436
Interest expense, net	144	257	122
Income (loss) before income taxes	34,258	(8,801)	3,314
Income tax expense (benefit)	4,082	(5,507)	(2,901)
Net income (loss)	$30,176	$(3,294)	$6,215
Net income (loss) per common share:
Basic	$1.52	$(0.18)	$0.37
Diluted	$1.50	$(0.18)	$0.37
Weighted-average shares outstanding:
Basic	19,835,550	18,396,335	16,728,955
Diluted	20,079,237	18,396,335	16,824,395

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 30, 2018	16,856,373	$169	$99,490	$94,192	$193,851
Adoption of ASC 842 (Leases)	—	—	—	(349)	(349)
Stock-based compensation	—	—	3,501	—	3,501
Proceeds from exercise of stock options	46,936	—	388	—	388
Repurchase of shares of common stock	(351,774)	(4)	(7,789)	—	(7,793)
Settlement of restricted stock units	123,496	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(38,567)	—	(877)	—	(877)
Net income	—	—	—	6,215	6,215
Balance, December 29, 2019	16,636,464	166	94,712	100,058	194,936
Stock-based compensation	—	—	3,922	—	3,922
Proceeds from exercise of stock options	20,918	—	234	—	234
Sale of common stock from ATM offering, net of fees and expenses	3,041,256	31	48,136	—	48,167
Repurchase of shares of common stock	(90,144)	(1)	(1,421)	—	(1,422)
Settlement of restricted stock units	146,325	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(44,270)	—	(685)	—	(685)
Net loss	—	—	—	(3,294)	(3,294)
Balance, December 27, 2020	19,710,549	197	144,897	96,764	241,858
Stock-based compensation	—	—	4,063	—	4,063
Proceeds from exercise of stock options	163,354	2	3,759	—	3,761
Repurchase of shares of common stock	(461,501)	(5)	(14,513)	—	(14,518)
Settlement of restricted stock units	183,467	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(57,811)	(1)	(2,545)	—	(2,546)
Net income	—	—	—	30,176	30,176
Balance, December 26, 2021	19,538,058	$195	$135,659	$126,940	$262,794

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Cash flows from operating activities:
Net income (loss)	$30,176	$(3,294)	$6,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,197	20,031	20,739
Amortization of operating lease assets	9,574	9,233	7,965
Amortization of loan origination costs	126	53	33
Loss on asset impairment, closed restaurant and other costs	4,114	22,138	12,693
Stock-based compensation	3,867	3,702	3,286
Loss on disposal of property and equipment	31	437	283
Deferred income taxes	2,406	(5,205)	(5,096)
Changes in operating assets and liabilities:
Accounts receivable	(304)	(81)	628
Lease incentives receivable	200	50	1,347
Inventories	(227)	208	(116)
Income tax receivable	(109)	(1,506)	1,135
Prepaid expenses and other assets	(112)	(397)	995
Accounts payable	711	(1,302)	(2,594)
Accrued and other liabilities	836	5,173	4,279
Operating lease liabilities	(21,706)	(6,526)	(8,361)
Net cash provided by operating activities	49,780	42,714	43,431
Cash flows from investing activities:
Purchase of property and equipment, net	(16,413)	(12,149)	(32,870)
Purchase of other assets	—	—	(404)
Net cash used in investing activities	(16,413)	(12,149)	(33,274)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	48,167	—
Borrowings under revolving line of credit	—	25,000	5,000
Payments under revolving line of credit	—	(25,000)	(5,000)
Loan origination costs	(260)	(116)	—
Proceeds from exercise of stock options	3,761	234	388
Repurchase of shares of common stock	(14,518)	(1,422)	(7,793)
Indirect repurchase of shares for minimum tax withholdings	(2,546)	(685)	(877)
Net cash (used in) provided by financing activities	(13,563)	46,178	(8,282)
Net increase in cash and cash equivalents	19,804	76,743	1,875
Cash and cash equivalents, beginning of period	86,817	10,074	8,199
Cash and cash equivalents, end of period	$106,621	$86,817	$10,074

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$439	$26	$384

Supplemental cash flow disclosures:
Cash paid for interest	$26	$202	$77
Cash paid for income taxes	$1,793	$1,232	$1,059

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

1. Description of Business
Chuy’s Holdings, Inc., a Delaware corporation (the “Company” or "Chuy's"), through its subsidiaries owns and operates restaurants across 17 states including Texas, the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company operated 96 as of December 26, 2021, 92 restaurants as of December 27, 2020 and 100 restaurants as of December 29, 2019.
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
Certain prior year amounts have been reclassified in our notes to consolidated financial statements to conform to current year presentation. These reclassifications have no effect on previously reported net income, income per share or stockholder's equity.
Fiscal year
The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019 each consisted of 52 weeks.
COVID-19 pandemic
The onset of the COVID-19 pandemic at the end of the first quarter of 2020 caused significant disruptions to the Company's business operations as a result of mandatory closures, imposed capacity limitations and other restrictions. During fiscal 2020, the Company took various steps to reduce nonessential spend, postpone restaurant development and rightsize operations in light of reduced sales volume to improve our store level profitability and increase our cash flows. As of June 28, 2020, the Company reopened all of its dining rooms to varying degrees of operating capacity. The Company started to relax its indoor dining capacity restrictions during the second quarter of 2021 and, as of December 26, 2021, all restaurants operated without restrictions.
As a result of the COVID-19 pandemic, the Company developed a new operating model to address increased off-premise business with proportionately lower indoor dining. This allowed the Company to rightsize its labor model and maximize its restaurant level operating profit at reduced sales volumes. The Company continues to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The challenging labor market, commodity inflation pressures and supply chain shortages across many industries continue to increase costs to operate and stress our business. We cannot predict our ability to continue to operate without capacity limitations in the future which will depend in part on the actions of a number of governmental bodies over which we have no control, the efficacy and public acceptance of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions on our operations.
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
Cash and cash equivalents
The Company considers all cash and short-term investments with original maturities of three months or less as cash equivalents. Amounts receivable from credit card processors are considered cash equivalents because they are both short in term and highly liquid in nature, and are typically converted to cash within three business days of the sales transactions. The Company holds cash and cash equivalents at financial institutions in excess of amounts covered by the Federal Depository Insurance Corporation (the "FDIC") and sometimes invests excess cash in money market funds not insured by the FDIC. Cash and cash equivalents are maintained with reputable financial institutions and therefore bear minimal credit risk.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
Lease incentives receivable
Lease incentives receivable consist of receivables from landlords provided for under the lease agreements to reimburse the Company for certain leasehold improvements.
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
Leases and leasehold improvements
The Company leases land and or buildings for its corporate offices and the majority of its restaurants under various long-term operating lease agreements. The Company determines if a contract contains a lease at inception. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments.
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
Goodwill
Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs a quantitative test to assess potential impairments at the end of the fiscal year or during the year if an event or other circumstance indicates that goodwill may be impaired. The goodwill impairment test compares the fair value of the reporting unit to the carrying amount, including goodwill. The Company considers all of its stores in total as one reporting unit. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded for the difference, limited to the total amount of goodwill allocated to that reporting unit. No goodwill impairment charges were recognized during 2021, 2020, or 2019.
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

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
The annual impairment evaluation for indefinite life intangible assets is performed at the end of the fiscal year and includes an assessment to determine whether the fair value of the indefinite life intangible assets is less than their carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. No indefinite life intangible impairment charges were recognized during 2021, 2020, or 2019.
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
As a result of the above mentioned process, the Company recorded a non-cash loss on asset impairment of $2.7 million, $20.9 million and $12.7 million during the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 26, 2021 and December 27, 2020 approximate their fair value due to the short-term maturities of these financial instruments. These inputs are categorized as Level 1 inputs.
The Company provides a certain group of eligible employees the ability to participate in the Company's nonqualified deferred compensation plan. This plan allows participants to defer up to 80% of their salary and up to 100% of their bonus, on pre-tax basis, and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in other assets and intangible assets, net, and the corresponding liability in other liabilities on our consolidated balance sheets. The investments are considered trading securities and are reported at fair value based on quoted market prices. The deferred compensation plan assets and liabilities are measured and recorded at their fair value on a recurring basis. The inputs are recognized as Level 1 inputs. The realized and unrealized gains and losses on these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the consolidated statements of income. At

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
December 26, 2021, the Company had approximately $1.2 million of deferred compensation plan assets and $1.4 million of deferred plan liabilities. At December 27, 2020, the Company had approximately $0.8 million of deferred compensation plan assets and $0.9 million of deferred plan liabilities.
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
Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue upon redemption by the customer. Breakage is recognized on unredeemed gift cards as revenue proportionate to the pattern of gift card redemptions less any legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We recorded $0.1 million of gift card breakage in fiscal years 2021, 2020 and 2019.
Marketing
The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed based on the expected timing of those events. Marketing expense was $4.4 million, $2.7 million, and $5.6 million for the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.
Restaurant pre-opening costs
Restaurant pre-opening costs consist primarily of manager salaries, relocation costs, supplies, recruiting expenses, travel and lodging, pre-opening activities, employee payroll and related training costs for employees at the new location. The Company expenses such pre-opening costs as incurred. Pre-opening costs also include rent recorded during the period between the date of possession and the restaurant opening date.
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
3. Net Income (Loss) Per Share
Basic net income (loss) per share of common stock was computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period.
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
There were approximately 7,200, 40,500 and 25,800 shares of common stock equivalents that have been excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive for the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.
The computations of basic and diluted net (loss) income per share is as follows:

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
BASIC
Net income (loss)	$30,176	$(3,294)	$6,215
Weighted-average common shares outstanding	19,835,550	18,396,335	16,728,955
Basic net income (loss) per common share	$1.52	$(0.18)	$0.37

DILUTED
Net income (loss)	$30,176	$(3,294)	$6,215
Weighted-average common shares outstanding	19,835,550	18,396,335	16,728,955
Dilutive effect of stock options and restricted stock units	243,687	—	95,440
Weighted-average of diluted shares	20,079,237	18,396,335	16,824,395
Diluted net income (loss) per common share	$1.50	$(0.18)	$0.37

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
4. Property and Equipment, Net
The major classes of property and equipment as of December 26, 2021 and December 27, 2020 are summarized as follows:

	December 26, 2021	December 27, 2020
Leasehold improvements	$208,010	$196,345
Furniture, fixtures and equipment	102,103	97,149
Construction in progress	6,083	14,613
Land	5,170	1,898
	321,366	310,005
Less accumulated depreciation	(141,997)	(124,900)
Total property and equipment, net	$179,369	$185,105
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
The obligations under the Company’s Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of December 26, 2021, the Company had no borrowings under the Credit Facility, and was in compliance with all covenants under the Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at December 26, 2021 and December 27, 2020 are summarized as follows:

	December 26, 2021	December 27, 2020
Accrued compensation and related benefits	$11,891	$14,007
Other accruals	4,844	3,987
Deferred gift card revenue	2,919	2,527
Sales and use tax	2,806	2,200
Property tax	2,782	3,054
Total accrued liabilities	$25,242	$25,775

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
7. Stockholders' Equity
At-The-Market ("ATM") offering
During the second quarter of 2020, the Company issued 3,041,256 shares of its common stock and received net proceeds of $48.2 million after deducting sales agent commissions and offering expenses. A portion of the net proceeds was used to repay the $25.0 million outstanding under the Company Revolving Credit Facility with Wells Fargo Bank, N.A. The Company used the remaining net proceeds from the ATM offering for general corporate purposes, including, but not limited to, increasing its liquidity during the COVID-19 pandemic.
Share repurchase program
On October 28, 2021, the Company’s board of directors replaced the existing $30.0 million share repurchase program and approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding. This repurchase program became effective on October 28, 2021 and expires on December 31, 2023. The Company repurchased approximately 461,501 shares of common stock for approximately $14.5 million during the fiscal year 2021 and 90,144 shares of common stock for approximately $1.4 million during fiscal year 2020 (prior to the beginning of the COVID-19 pandemic).
Subsequent to the end of the fiscal year 2021, the Company repurchased an additional 546,747 shares for approximately $15.0 million. As of February 18, 2022, the Company had repurchased 811,679 shares and had $26.6 million remaining under its $50.0 million repurchase program.
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
8. Leases
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of December 26, 2021, all of the Company's leases were operating.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
During the second quarter of 2020, the Company suspended lease payments for the months of April through June 2020 as a result of the COVID-19 pandemic. The Company was able to negotiate rent concessions, abatements and deferrals with landlords on a large portion of our operating leases. FASB issued a clarification to accounting for lease concessions in response to the COVID-19 pandemic to reduce the operational challenges and complexity of lease accounting. The Company used the relief provisions provided by FASB and made an election to account for the lease concessions as if they were part of the original lease agreement. As a result of these negotiations, the Company recorded $0.6 million and $2.9 million of deferred rent as part of our operating lease liability as of December 26, 2021 and December 27, 2020, respectively. The recognition of rent concessions did not have a material impact on our consolidated financial statements.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Year Ended
Lease cost	December 26, 2021	December 27, 2020
Operating lease cost	$25,425	$26,419
Variable lease cost	1,132	515
	$26,557	$26,934
Supplemental cash flow disclosures and other lease information:

	Year Ended
	December 26, 2021	December 27, 2020
Cash paid for operating lease liabilities (a)	37,466	23,021
Operating lease assets obtained (surrendered) in exchange for operating lease liabilities (b)	(514)	3,845
(a) The year-ended December 26, 2021 includes $7.8 million of termination payments for six of our closed restaurant operating leases.
(b) The year-ended December 26, 2021 includes a $10.1 million decrease to operating lease assets and liabilities related to the termination of six closed restaurant leases and a purchase of one existing lease, partially offset by a $9.5 million increase mainly due to extending remaining lives of certain leases. The year-ended December 27, 2020 includes a $9.4 million increase due to new lease commencements, partially offset by a $5.6 million reduction to the operating lease assets and liabilities mainly as a result of shortening the remaining life of certain leases.
The Company recorded no deferred lease incentives during the fiscal year ended December 26, 2021 and $0.2 million during the fiscal year ended December 27, 2020.
Supplemental balance sheet disclosures:

Operating leases	Classification	December 26, 2021	December 27, 2020
Right-of-use assets	Operating lease assets	$148,444	$159,156

Deferred Rent Payments	Operating lease liability	447	2,169
Current lease liabilities	Operating lease liability	12,556	12,397
		13,003	14,566

Deferred Rent Payments	Operating lease liability, less current portion	152	746
Non-current lease liabilities	Operating lease liability, less current portion	188,583	206,855
		188,735	207,601

Total lease liabilities		$201,738	$222,167

Weighted average remaining lease term (in years)		13.0	13.8
Weighted average discount rate		7.7%	7.9%

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Future minimum rent payments for our operating leases for each of the next five years as of December 26, 2021 are as follows:

Fiscal years ending:
2022	$27,669
2023	27,147
2024	26,300
2025	26,065
2026	24,914
Thereafter	187,820
Total minimum lease payments	319,915
Less: imputed interest	118,177
Present value of lease liabilities	$201,738
As of December 26, 2021, operating lease payments exclude approximately $6.5 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.
9. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 Plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of December 26, 2021, the Company had 13,165 of stock options outstanding and exercisable with a remaining weighted average contractual term of two years.
Restricted stock units granted under the 2012 and 2020 Plan vest over 4 to 5 years from the date of grant. As of December 26, 2021, a total of 1,020,081 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation cost recognized in the consolidated statements of income was approximately $3.9 million, $3.7 million and $3.3 million for the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively. Stock-based compensation recognized as capitalized development was approximately $196,000, $220,000 and $215,000 for the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively. Capitalized stock-based compensation is included in Property and equipment, net on the consolidated balance sheets.
A summary of stock-based compensation activity related to restricted stock units for the year ended December 26, 2021 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 27, 2020	518,540	$19.42
Granted	96,585	43.70
Vested	(183,467)	21.37
Forfeited	(14,641)	21.96
Outstanding at December 26, 2021	417,017	$24.10	2.50
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 26, 2021, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $6.9 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.
10. Impairment, Closed Restaurant And Other Costs
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Property and equipment impairment	$2,079	$16,282	$12,212
Operating lease assets impairment	610	4,568	480
Total impairment charge	2,689	20,850	12,692

Closed restaurant costs	5,092	5,099	1,487
Loss on lease termination	2,401	—	—
COVID-19 related charges	—	845	—
Impairment, closed restaurant and other costs	$10,182	$26,794	$14,179
Closed restaurant costs represent on-going expenses to maintain the closed restaurants such as rent expense, utility and insurance costs.
During the year ended December 26, 2021, the Company terminated six of its closed restaurant lease agreements and recorded a $2.4 million loss on lease termination as well as a $2.7 million non-cash impairment charge. During the year ended December 27, 2020, the Company recorded a $20.9 million impairment charge mainly as a result of restaurant closures, the discontinuation of the complimentary "Nacho Car" as well as $0.8 million COVID-19 related charge due to idle development costs as a result of delaying restaurant openings to 2021. During the year ended December 29, 2019, the Company recorded $12.7 million in asset impairment charges relating to closures of underperforming restaurants.
11. Gain on Insurance Settlements
During the year ended December 27, 2020, the Company received a one-time insurance settlement in the amount of $1.0 million under its trade name restoration insurance policy.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
12. Income Taxes
The provision for federal and state income taxes consisted of the following:

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Current:
Federal	$759	$(712)	$1,151
State	917	410	1,042
Total current income tax expense (benefit)	1,676	(302)	2,193
Deferred:
Federal	2,009	(4,552)	(4,676)
State	397	(653)	(418)
Total deferred income tax expense (benefit)	2,406	(5,205)	(5,094)
Total income tax expense (benefit)	$4,082	$(5,507)	$(2,901)
Temporary differences between tax and financial reporting basis of assets and liabilities which give rise to the deferred income tax assets (liabilities) and their related tax effects are as follows:

	Year Ended
	December 26, 2021	December 27, 2020
Deferred tax assets:
Accrued liabilities	$605	$464
General business tax credits	25,200	23,331
Operating lease liabilities	46,390	50,714
Stock-based compensation	702	861
Other	382	326
Total deferred tax assets	73,279	75,696
Deferred tax liability:
Intangibles	(9,420)	(8,805)
Prepaid expenses	(1,292)	(1,265)
Property and equipment	(22,930)	(21,007)
Operating lease assets	(34,237)	(36,813)
Total deferred tax liabilities	(67,879)	(67,890)
Deferred tax assets, net	$5,400	$7,806
As of December 26, 2021, the Company has general business tax credits of $25.2 million expiring in 2037 through 2043.
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
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21% for the fiscal year ended December 26, 2021, December 27, 2020 and December 29, 2019 to the actual provision for income taxes:

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)

	Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Expected income tax (benefit) expense	$7,194	$(1,848)	$696
State tax expense (benefit), net of federal benefit	1,039	(192)	493
FICA tip credit	(3,361)	(2,539)	(3,896)
Deferred tax balance adjustment (a)	—	(1,079)	—
Officers' compensation	536	66	168
Stock compensation	(1,275)	344	(34)
Other	(51)	(259)	(328)
Income tax expense (benefit)	$4,082	$(5,507)	$(2,901)
(a) Deferred tax balance adjustment recorded during fiscal 2020 is associated with a carryback of federal NOLs due to the CARES Act administrative correction of the deprecation recovery period for QIP.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with this position could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As of December 26, 2021 and December 27, 2020, the Company recognized no liability for uncertain tax positions.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision. However, the Company currently has no penalties or interest related to income taxes.
The tax years 2020, 2019 and 2018 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.
13. Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.