Form 10-K/A
period 2021-12-26
CHUY'S HOLDINGS, INC.
filed 2022-04-15
CIK 1524931

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
The number of shares of the registrant’s common stock outstanding at April 7, 2022 was 18,937,768.

EXPLANATORY NOTE
Chuy's Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 26, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about our executive officers and directors as of April 7, 2022:

NAMES	AGE	POSITIONS
Steve Hislop	62	Chairman, President and Chief Executive Officer (2)
Jon Howie	54	Director, Vice President and Chief Financial Officer (2)
John Mountford	60	Chief Operating Officer
Michael Hatcher	61	Vice President of Real Estate and Development
Starlette Johnson	58	Director (3)(4)(5)
Saed Mohseni	59	Lead Independent Director (1)(4)(5)
Ira Zecher	69	Director (1)(4)(6)
Randall DeWitt	63	Director (3)(5)(6)
Jody Bilney	60	Director (2)(6)
(1)Class I Director with a term expiring at the 2022 annual meeting.
(2)Class II Director with a term expiring at the 2023 annual meeting.
(3)Class III Director with a term expiring at the 2024 annual meeting.
(4)Member of audit committee.
(5)Member of compensation committee.
(6)Member of nominating and corporate governance committee.
Executive Officers Biographies
Steve Hislop, age 62, has served as President, Chief Executive Officer and a member of our board of directors since July 2007 and chairman of the board since May 2018. Mr. Hislop serves as President and Chief Executive Officer pursuant to the terms of an employment agreement between him and the Company. From July 2006 through June 2007, Steve was President and Chief Executive Officer of Sam Seltzer Steak House. Prior to that, Steve served as the Concept President and a member of the board of directors of O’Charley’s Restaurants, where he helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants. Steve currently serves on the board of directors of Not Your Average Joe's, Inc. and Silver Diner, Inc., which are privately held companies. The board concluded that Steve should serve as a director based upon his operational expertise, knowledge of the restaurant industry and leadership experience.
Jon Howie, age 54, has served as our Chief Financial Officer since August 2011, as our Vice President since April 2013 and as a member of the board since May 2018. Mr. Howie serves as Vice President and Chief Financial Officer pursuant to the terms of an employment agreement between him and the Company. From March 2007 to July 2011, Jon served as the Chief Financial Officer of Del Frisco’s Restaurant Group, LLC. Prior to that, he served for five years as Controller and was then promoted to Chief Accounting Officer and then to Chief Financial Officer of Lone Star Steakhouse & Saloon, Inc. Jon is a certified public accountant and prior to joining Lone Star Steakhouse & Saloon, Inc. was employed as an Audit Senior Manager with Grant Thornton, LLP for one year and served at Ernst & Young LLP for 10 years where he held various audit positions of increasing responsibilities, including Audit Senior Manager. At Grant Thornton and Ernst & Young, he served as an accounting and business advisor to both private and public companies and advised a number of these companies in conjunction with their initial and secondary public offerings. The board concluded that Jon should serve as a director based upon his knowledge of the restaurant industry and our Company and his financial and leadership experience.
John Mountford, age 60, has served as our Chief Operating Officer since September 2018. Mr. Mountford serves as Chief Operating Officer pursuant to the terms of an employment agreement between him and the Company. He previously served as our Vice President of Culinary Operations from 2016 to September 2018. He joined the Company in 2010 and served as an Area Supervisor of Operations from 2010 to 2013 and as a Director of Culinary Operations from 2013 to 2016. Prior to joining the Company, John was with Sam Seltzers Steak House from 2006 to 2010. He served as President and Chief Executive Officer from 2007 to 2010 and Vice President of Operations from 2006 to 2007. Prior to Sam Seltzers, John served in various operational leadership positions, including Vice President of Culinary Operations for Cooker Bar and Grill, and Director of Culinary Operations for Houston’s Restaurants where he opened over 30 new restaurants.
Michael Hatcher, age 61, has served as our Vice President of Real Estate and Development since November 2009. Mr. Hatcher serves as Vice President of Real Estate and Development pursuant to the terms of an employment agreement between him and the Company.Michael joined Chuy’s as a restaurant manager in 1987 and served as General Manager from 1989 to 2002. He was Director of Purchasing and Real Estate from 2002 to 2009.

Director Biographies
Starlette Johnson, age 58, has served as a member of our board since September 2012. In October 2020, Starlette joined the board of TasteMaker Acquisition Corporation, a publicly traded special purpose acquisition company focusing on the restaurant, hospitality, and related technology and services sectors. In March of 2021, Starlette also joined the board of Arko Corp., a publicly traded company. Since 2019, Starlette has served on the board of Jack's Family Restaurants, a privately held company, and serves on the Audit Committee. Since 2012, Starlette has also served as an independent consultant to private equity funds, and to companies in the restaurant and hospitality industries. From February 2019 to November 2020, Starlette served as the President and as a director of Lucky Strike Entertainment, a privately held company that provides bowling, food and other entertainment. From October 2015 to October 2016, Starlette served as President and Chief Executive Officer of Twin Restaurant Holdings. Additionally, she served as President and Chief Operating Officer, as well as a director, of Dave & Buster’s, Inc. from 2007 to 2010. Starlette joined Dave & Buster’s as Chief Strategic Officer in 2006. Prior to joining Dave & Buster’s, Starlette worked at Brinker International, where she held positions of increasing responsibility, including serving as the Executive Vice President and Chief Strategic Officer. Starlette served as a member of the board of directors for Tuesday Morning, Inc. from 2008 to 2013, during which time she served on the audit committee and the nominating/governance committee. Starlette also served on the board of Bojangle’s (NASDAQ: BOJA) from March 2016 to February 2019 during which time she served as chair of the audit committee. She also served as the chairman of the board for SusieCakes, LLC, a privately held bakery, from 2015 to 2020. In addition, Starlette is a member of the advisory board for the Hospitality & Tourism Program at Virginia Tech, serves on the Pamplin College of Business Cabinet at Virginia Tech, and is currently the Chair of the Virginia Tech Foundation. Starlette received a B.S. in Finance from Virginia Tech and an M.B.A. from The Fuqua School of Business at Duke University. The board concluded that Starlette should serve as a director based upon her experience as an executive and board member and her knowledge of the restaurant industry and leadership experience.
Saed Mohseni, age 59, has served as a member of our board since September 2012 and has served as our lead independent director since May 2018. Saed served as the President and Chief Executive Officer and a director of Bob Evans Farms, Inc. from January 2016 until May 2017. In May 2017, he became the Chief Executive Officer of Bob Evans Restaurants, LLC and served in that position through May 2021. As of June 2021, he has served as the Executive Chairman and a member of the board of directors for Bob Evans Restaurants, LLC. Saed has more than 30 years of management experience in the restaurant industry. Prior to joining Bob Evans Farms, Inc., he served as director, President and Chief Executive Officer of Bravo Brio Restaurant Group, Inc., the parent company of BRAVO! Cucina Italiana, and BRIO Tuscan Grille restaurant chains, from 2007 to 2015. He assumed the additional role of President in 2009 and led the company through the IPO process in 2010. Prior to joining Bravo Brio, Saed worked at McCormick & Schmick for 21 years, where he held positions of increasing responsibility, including serving as a director from 2004 to 2007 and as Chief Executive Officer from 2000 to 2007 he led the company through the IPO process in 2004. Saed attended Portland State University and Oregon State University. The board concluded that Saed should serve as a director based upon his experience as an executive and board member and his knowledge of the restaurant industry.
Ira Zecher, age 69, has served as a member of our board since June 2011. Ira has been a Managing Member of ILZ, LLC, an accounting consulting firm since 2010. He previously served as a director, audit committee chairman and nominating and corporate governance committee member of the board of The Habit Restaurants, Inc. from August 2014 to March 2020 and as a director, audit committee chairman and compensation committee member of the board of Norcraft Companies, Inc. from October 2013 to May 2015. Prior to joining the Chuy’s board, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a Partner in 2010. From 1986 to 2010, he served as a Senior Transaction Advisory Services Partner and Far East Private Equity Leader for Ernst & Young, where he advised clients on mergers and acquisitions across a broad range of industries. Prior to joining the transaction advisory services group, Ira provided accounting, audit and business-advisory services to both public and private clients. He received his Bachelor's degree from Queens College of the City of New York. He is also a certified public accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. From 2010 to 2013, he taught in the Graduate Accounting program at Rutgers, the State University of New Jersey. The board concluded that Ira should serve as a director based upon his extensive professional accounting and financial expertise, which allows him to provide key contributions to the board on financial, accounting, corporate governance and strategic matters.
Randall DeWitt, age 63, has served as a member of our board since October 2016. Randall is a well-known restaurant executive with over 26 years of restaurant experience. Randall is the Founder and has been the Chairman of FB Society, formerly known as Front Burner Restaurants since April 1994. FB Society currently has seven different concepts and is known for developing innovative restaurant concepts that span the fast casual, casual and upscale casual dining segments. FB Society operates, among others, Whiskey Cake, Sixty Vines, Mexican Sugar, and Haywire. Prior to founding FB Society, Randall worked for ten years in commercial real estate development and sales. The board concluded that Randall should serve as a director based on his operational and business development experience within the restaurant industry.

Jody Bilney, age 60, has served as a member of our board since April 2021. Jody served as the Chief Consumer Officer of Humana, Inc., a healthcare company, from 2013 until her retirement in 2020, where she led its transformation into a consumer-driven health enterprise across brand development, marketing, the consumer experience, digital, consumer analytics and corporate reputation enhancement. She also was responsible for the company’s Wellness Solutions business. Prior to Humana, Ms. Bilney served as Executive Vice President and Chief Brand Officer for Bloomin’ Brands, Inc., an upscale-casual dining restaurant company with Outback Steakhouse as its flagship chain from 2006 to 2013. There she headed various departments including brand and business strategy, marketing, corporate communications and business development across the enterprise. She was also a key member of the management team that positioned the company for a successful IPO in 2012. Prior to Bloomin’ Brands, she held senior executive positions at Charles Schwab and Verizon, where she led consumer-focused brand-transformation initiatives. Ms. Bilney is a member of the Board of Directors of Masonite, Inc (NYSE: DOOR) and Alignment Healthcare (NASDAQ: ALHC). She earned a Bachelor of Science degree in Economics, with a minor in Marketing, from Clemson University. The board concluded that Jody should serve as a director based on her knowledge of the restaurant industry and her extensive brand development and business strategy experience.
Board of Directors
Our board of directors currently consists of seven members, five of whom are non-employee directors. On April 29, 2021, Jody Bilney was appointed as an independent director to the board of directors. The board of directors is divided into three classes, with each class serving three-year terms. The term of one class expires at each Annual Meeting of Stockholders.
Director Independence
Our board of directors will review at least annually the independence of each director. During these reviews, the board will consider transactions and relationships between each director (and his or her immediate family and affiliates) and our Company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director is independent. This review will be based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, family, compensation and other relationships with the Company and our management. Our board of directors has determined that each of Jody Bilney, Randall DeWitt, Starlette Johnson, Saed Mohseni and Ira Zecher are independent within the meaning of the Nasdaq Marketplace Rules. As required by the Nasdaq Global Select Market, a majority of our directors are independent and our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
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
Audit Committee
Our audit committee is a standing committee of our board of directors. The audit committee met five times in 2021. Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. According to our audit committee charter, the functions of our audit committee include, but are not limited to:
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
Our audit committee currently consists of Ira Zecher, Starlette Johnson and Saed Mohseni, with Ira Zecher serving as chair of the committee. All of our audit committee members are independent as defined by Section 10A(m)(3) of the Exchange Act and the Nasdaq Marketplace Rules. Our board of directors has determined that Ira Zecher is an audit committee financial expert.
The audit committee has the authority to engage independent counsel and other advisors as the committee deems necessary to carry out its duties.
Compensation Committee
Our compensation committee is a standing committee of our board of directors. The compensation committee met four times in 2021. Our board of directors has adopted a written charter under which the compensation committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. The compensation committee’s functions include:
•reviewing and recommending to our board of directors the salaries and benefits for our executive officers;
•recommending overall employee compensation policies; and
•administering our equity compensation plans.
Our compensation committee currently consists of Starlette Johnson, Saed Mohseni and Randall DeWitt, with Starlette Johnson serving as chair of the committee. All members of our compensation committee are independent as defined by Section 10(c) of the Exchange Act, Rule 10C of the Exchange Act Rules and the Nasdaq Marketplace Rules.
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
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is a standing committee of our board of directors. The nominating and corporate governance committee met four times in 2021. Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. The functions of our nominating and corporate governance committee include:
•identifying individuals qualified to serve as members of our board of directors;
•recommending to our board nominees for our annual meetings of stockholders;
•evaluating our board’s performance;
•developing and recommending to our board corporate governance guidelines; and
•providing oversight with respect to corporate governance.
Our nominating and corporate governance committee consists of Jody Bilney, Randall DeWitt and Ira Zecher, with Jody Bilney serving as chair of the committee. All members of our nominating and corporate governance committee are independent as defined by the Nasdaq Marketplace rules.
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
Qualifications for Director Nominees
The nominating and corporate governance committee is responsible for reviewing with the board of directors, at least annually, the appropriate skills and experience required for members of the board of directors. This assessment includes factors such as judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other board members, and the extent to which the candidate would be a desirable addition to the board of directors and any committees of the board of directors. The nominating and corporate governance committee will identify nominees based upon recommendations by committee members, other board members, members of management, search firms or, as discussed below, by stockholders. Upon identifying a potential nominee, members of the nominating and corporate governance committee and other members of the board of directors will interview the candidate, and based upon that interview, make a recommendation to our board of directors.
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
Risk is inherent with every business and we face a number of risks as outlined in Item 1A. “Risk Factors” included in the Original Form 10-K. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through our audit committee, is responsible for overseeing our management and operations, including overseeing its risk assessment and risk management functions. Our board of directors has delegated responsibility for reviewing our policies with respect to risk assessment and risk management to our audit committee through its charter. Our board of directors has determined that this oversight responsibility can be most efficiently performed by our audit committee as part of its overall responsibility for providing independent, objective oversight with respect to our accounting and financial reporting functions, internal and external audit functions and systems of internal controls over financial reporting and legal, ethical and regulatory compliance. Our audit committee will regularly report to our board of directors with respect to its oversight of these areas.

Item 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This compensation discussion and analysis provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our Chief Executive Officer and Chief Financial Officer and our two other highest paid executive officers during fiscal year 2021 (collectively, the “named executive officers”). During fiscal year 2021, there were only four executive officers of the Company. This compensation discussion and analysis contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.
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
2021 Advisory Vote on Executive Compensation
At our annual meeting of stockholders in July 2021, approximately 98% of the votes cast in the advisory vote on executive compensation were in support of our executive compensation program. The compensation committee considered the results of this advisory vote and believes the results affirm stockholder approval of the board of directors’ approach to the Company’s executive compensation program. Although the compensation committee did not adopt any changes to our program as a result of this vote, as noted above the compensation committee evaluates our executive compensation program annually.
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
Base Salary

NAME	2021 SALARY ($)
Steve Hislop	689,255
Jon Howie	432,640
Michael Hatcher	237,952
John Mountford	255,032
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
Short-Term Incentive Program

	SHORT-TERM INCENTIVE PROGRAM
NAME	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	—	344,628	689,255	689,255
Jon Howie	—	216,320	432,640	432,640
Michael Hatcher	—	71,386	142,771	142,771
John Mountford	—	127,516	255,032	255,032
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
The target and maximum award amounts have been set at levels our compensation committee believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2021, the target and maximum award amounts were set at 50% and 100%, respectively, of annual base salary for our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and 30% and 60%, respectively, of annual base salary for our other named executive officer. There is no payout if actual Company Adjusted EBITDA is 90% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 90% of budget Company Adjusted EBITDA, the plan provides that we will make payments based on where performance falls on a linear basis between 90% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the compensation committee retains discretion to adjust the amount paid under the plan based on individual and company circumstances. If our budget Company Adjusted EBITDA is achieved, each individual will earn 100% of their target award.
The short-term incentive program payment is determined based primarily on the extent to which we achieve our budget Company Adjusted EBITDA goal. Company Adjusted EBITDA is our earnings before interest, taxes, depreciation and amortization and excludes stock-based compensation, closed restaurant costs and certain non-cash and other adjustments. For each 1.0% that actual Company Adjusted EBITDA is above or below budget Company Adjusted EBITDA, the percentage of the target they receive will increase or decrease by 10%, respectively, of the Company Adjusted EBITDA portion of their target award. For example, if actual Company Adjusted EBITDA is 1% above budget Company Adjusted EBITDA, the named executive officers will receive 1.1 times their target award. The maximum a named executive officer may receive for Company Adjusted EBITDA performance is 2.0 times their target award. We use our Company Adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue, net income and cash flows from operations, to assess our historical and prospective operating performance and to enhance our understanding of our core operating performance. We also use our Company Adjusted EBITDA internally to evaluate the performance of our personnel and also as a benchmark to evaluate our operating performance or compare our performance to that of our competitors. The use of Company Adjusted

EBITDA as a performance measure permits a comparative assessment of our operating performance relative to our performance based on our GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies.
Target, maximum and actual short-term incentive payouts for 2021 for each of the named executive officers are shown in the table above and the actual payouts are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
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
Historically, we have granted restricted stock units and stock options to our named executive officers in conjunction with significant transactions and in connection with a named executive officer’s initial hire or promotion. Additionally, we have granted restricted stock units and stock options to our named executive officers annually to further align the interests of our executives with those of our stockholders. For information regarding the number and grant date fair value of restricted stock units granted to our named executive officers during fiscal year 2021, see "—Grants of Plan Based Awards” below.
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
Perquisites
In 2021, the aggregate incremental cost to us of the perquisites received by each of the named executive officers did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.

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
The employment agreements also provide that if (1) the employment of Messrs. Hislop, Howie, Mountford or Hatcher is terminated on account of the executive’s death or disability (as defined in the employment agreements) or (2) the executive’s employment is terminated without cause or by the executive for good reason, in each case, on or during the 24 month period after a change in control (as defined in the 2020 Plan), subject to the executive’s compliance with certain assignment of invention, confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims, then any unvested or unexercisable portion of any award granted to the executive under the Company’s equity incentive plans shall become fully vested or exercisable.

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
Compensation Committee Report
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the compensation committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the year ended December 26, 2021.
This report is submitted by the members of the compensation committee of the board named below, who received, discussed with management and recommended that this Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report for the year ended December 26, 2021.
Members of the Compensation Committee

Randall M. DeWitt	Saed Mohseni	Starlette Johnson
Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)(1)	STOCK AWARDS ($)(2)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(3)	TOTAL COMPENSATION ($)
Steve Hislop President and Chief Executive Officer	2021	689,255	1,000	516,932	689,255	14,899	1,911,341
	2020	662,745	282,993	497,051	48,380	8,327	1,499,496
	2019	649,750	1,000	487,312	403,783	10,618	1,552,463
Jon Howie Vice President and Chief Financial Officer	2021	432,640	1,000	216,286	432,640	6,286	1,088,852
	2020	416,000	202,632	207,990	30,368	5,139	862,129
	2019	400,000	1,000	199,987	248,577	6,846	856,410
Michael Hatcher Vice President of Real Estate and Development	2021	237,952	1,000	118,937	142,771	5,706	506,366
	2020	228,800	58,619	114,395	10,021	2,325	414,160
	2019	220,000	1,000	109,984	82,030	5,196	418,210
John Mountford Chief Operating Officer	2021	255,032	1,000	127,493	255,032	3,680	642,237
	2020	230,800	123,552	115,395	16,848	2,689	489,284
	2019	207,500	1,000	207,491	128,950	3,592	548,533
(1)As a result of the extraordinary achievements and personal dedication of senior management during the COVID-19 pandemic, the compensation committee approved discretionary bonuses to the named executive officers for the fiscal year 2020.
(2)Represents the aggregate grant date fair value, calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, for awards of restricted stock units. See Note 9 to our consolidated financial statements included in the Original Form 10-K for information regarding the assumptions made in determining these values.

(3)All other compensation for fiscal year 2021 includes the following:

NAME	COMPANY CONTRIBUTIONS TO 401(K) PLAN ($)	COMPANY CONTRIBUTIONS TO NONQUALIFIED DEFERRED COMPENSATION PLAN ($)	ALL OTHER TOTAL COMPENSATION ($)
Steve Hislop	—	14,899	14,899
Jon Howie	—	6,286	6,286
Michael Hatcher	2,237	3,469	5,706
John Mountford	—	3,680	3,680
Grants of Plan-Based Awards

NAME	COMMITTEE ACTION DATE	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#) (2)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(3)
			THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	2/25/2021	3/15/2021				11,661	516,932
			—	344,628	689,255
Jon Howie	2/25/2021	3/15/2021				4,879	216,286
			—	216,320	432,640
Michael Hatcher	2/25/2021	3/15/2021				2,683	118,937
			—	71,386	142,771
John Mountford	2/25/2021	3/15/2021				2,876	127,493
			—	127,516	255,032
(1)Awards are made under our Senior Management Incentive Plan.
(2)Awards were made under our 2020 Plan.
(3)Represents the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, for awards of restricted stock units. See Note 9 to our consolidated financial statements for a discussion of the calculations of grant date fair value.
2020 Omnibus Incentive Plan
The 2020 Omnibus Incentive Plan ("2020 Plan") was approved by the Company's stockholders at our 2020 annual meeting of stockholders on July 30, 2020. As of December 26, 2021, we had a total of 1,020,081 shares of common stock reserved and available for future issuance under the 2020 Plan.
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
The 2020 Plan is administered by our compensation committee. The compensation committee has the power to determine the terms of the awards granted under the 2020 Plan, including the exercise price and the exercisability of the awards. The compensation committee also has full power to determine the persons to whom and the time or times at which awards will be made and to make all other determinations and take all other actions advisable for the administration of the 2020 Plan.
Each grant of an award under the 2020 Plan will be evidenced by an award agreement or agreements, which will contain such terms and provisions as the compensation committee may determine, consistent with the 2020 Plan. Those terms and provisions include the number of our shares of our common stock subject to each award, vesting terms and other provisions.

2012 Omnibus Equity Incentive Plan
The 2020 Plan replaced the 2012 Omnibus Equity Incentive Plan ("2012 Plan") and no further awards may be granted under the 2012 Plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. The restricted stock units granted under the 2012 Plan vest over four or five years from the date of grant. The options granted under the 2012 Plan expire 10 years after the grant date and were fully vested as of December 26, 2021.
Outstanding Equity Awards at Fiscal Year End

	STOCK AWARDS
NAME	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (1)
Steve Hislop	6,321	(2)	188,050
	10,878	(3)	323,621
	25,360	(4)	754,460
	11,661	(5)	346,915
Jon Howie	20,591	(2)	612,582
	4,464	(3)	132,804
	10,612	(4)	315,707
	4,879	(5)	145,150
Michael Hatcher	1,042	(2)	31,000
	2,455	(3)	73,036
	5,837	(4)	173,651
	2,683	(5)	79,819
John Mountford	766	(2)	22,789
	4,632	(3)	137,802
	5,888	(4)	175,168
	2,876	(5)	85,561
(1)The market value of shares or units of common stock that have not vested was calculated based on the closing price of our common stock on December 23, 2021, the last trading day of fiscal year 2021 ($29.75).
(2)These restricted stock units were granted on March 15, 2018 and vest 25% on each of the first four anniversaries of the grant date.
(3)These restricted stock units were granted on March 15, 2019 and vest 25% on each of the first four anniversaries of the grant date.
(4)These restricted stock units were granted on March 15, 2020 and vest 25% on each of the first four anniversaries of the grant date.
(5)These restricted stock units were granted on March 15, 2021 and vest 25% on each of the first four anniversaries of the grant date.
Option Exercises and Stock Vested

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON EXERCISE ($) (1)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($) (2)
Steve Hislop	40,000	699,600	25,785	1,143,049
Jon Howie	48,938	1,436,082	28,446	1,261,011
Michael Hatcher	10,000	116,777	5,134	227,590
John Mountford	—	—	5,707	252,991
(1)Reflects the difference between the market price of our common stock at the time of exercise and the exercise price of the options.
(2)Value based on market value of our common stock on the dates of vesting.

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
The following table shows the contributions, earnings and account balances for the named executive officers under the nonqualified deferred compensation plan for fiscal year ended December 26, 2021:

NAME	EXECUTIVE CONTRIBUTIONS ($) (1)	COMPANY CONTRIBUTIONS ($) (2)	AGGREGATE EARNINGS/ (LOSS) ($)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT YEAR-END ($) (3)
Steve Hislop	61,127	14,899	38,022	—	270,957
Jon Howie	41,609	6,286	30,651	—	245,942
Michael Hatcher	46,669	3,469	32,998	—	246,929
John Mountford	60,897	3,680	14,038	—	158,012
(1)These amounts are reported as compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2021.
(2)These amounts are reported as "other" compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2021.
(3)Amounts reported in this column include compensation that was previously reported in the Summary Compensation Table when earned if that officer’s compensation was required to be disclosed in a previous year.
Potential Payments upon Termination or Change in Control
The table below quantifies potential compensation that would have become payable to each of our named executive officers under their employment agreements if their employment had terminated on December 26, 2021 for the reasons set forth in the table, given the named executive officer’s base salary on that date and the closing price of our common stock on December 23, 2021, the last trading day of fiscal year 2021. For additional information regarding the circumstances in which our named executive officers would be entitled to severance and change in control benefits, see “—Employment Agreements.”
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

	CASH SEVERANCE PAYMENTS (1)	HEALTHCARE PREMIUMS (2)	ACCELERATION OF EQUITY AWARDS (3)	TOTAL
Steve Hislop
Death	—	—	1,613,045	1,613,045
Disability	—	—	1,613,045	1,613,045
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	2,067,766	7,500	—	2,075,266
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	2,067,766	7,500	1,613,045	3,688,311
Jon Howie
Death	—	—	1,206,244	1,206,244
Disability	—	—	1,206,244	1,206,244
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	648,960	6,240	—	655,200
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	648,960	6,240	1,206,244	1,861,444
Michael Hatcher
Death	—	—	357,506	357,506
Disability	—	—	357,506	357,506
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	309,338	5,159	—	314,497
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	309,338	5,159	357,506	672,003
John Mountford
Death	—	—	421,320	421,320
Disability	—	—	421,320	421,320
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	382,548	5,159	—	387,707
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	382,548	5,159	421,320	809,027
(1)Cash severance is payable in equal installments in accordance with the Company’s normal payroll practices over a 12-month period (24 months for Mr. Hislop).
(2)Represents the amount the Company was subsidizing for medical and dental insurance for the named executive officer and his eligible dependents prior to termination.
(3)Represents the value of unvested restricted stock units that would vest based on the closing price of our common stock on December 23, 2021, the last trading day of fiscal year ($29.75).

Director Compensation
The elements of compensation payable to our non-employee directors in 2021 are briefly described in the following table:

Board Service:
Annual cash retainer	$45,000
Annual equity award grant	$45,000
Lead Independent Director annual cash retainer	$5,000
Board Committee Service:
Audit Committee Chair annual cash retainer	$10,000
Compensation Committee Chair annual cash retainer	$5,000
Nominating & Corporate Governance Committee Chair annual cash retainer	$2,500
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
Director Compensation Table
The following table provides information regarding the compensation of our non-employee directors for the year ended December 26, 2021:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($) (1)	TOTAL ($)
Starlette Johnson	47,500	44,995	92,495
Saed Mohseni	55,000	44,995	99,995
Ira Zecher	55,000	44,995	99,995
Randall DeWitt	45,000	44,995	89,995
Jody Bilney (2)	30,000	29,983	59,983
(1)These restricted stock units were granted on March 15, 2021 and vest 25% on each of the first four anniversaries of the grant date. The grant date fair value of each award was equal to the closing price of the Company's stock on the date of grant or $44.33, as calculated in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in the Original Form 10-K for information regarding the assumptions made in determining these values.
(2)Jody Bilney was appointed on April 29, 2021. The fees paid and stock awarded are for a partial year of service.
The following table provides information regarding the aggregate number restricted stock unit awards held by our non-employee directors as of December 26, 2021:

NAME	AGGREGATE RESTRICTED STOCK UNIT AWARDS
Starlette Johnson	4,338
Saed Mohseni	4,338
Ira Zecher	4,338
Randall DeWitt	4,338
Jody Bilney	961

Compensation Committee Interlocks and Insider Participation
During fiscal year 2021, Mr. Mohseni, Mr. Zecher and Mr. DeWitt served as members of the compensation committee. No member of the compensation committee (1) was, during fiscal year 2021, or had previously been, an officer or employee of the Company or (2) had any material interest in a transaction with the Company or a business relationship with, or any indebtedness to, the Company. None of our executive officers have served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.
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
To identify the median employee, we utilized total gross wages (including reported tips) of all of our full-time and part-time employees who were employed by the Company on the last day of the fiscal year or December 26, 2021, other than Mr. Hislop. We redetermined our median employee because the population used in this calculation mainly consists of hourly employees and changes frequently. We used the last day of our fiscal year to make the determination. However, because our fiscal year end changes each year, this determination date is different from last year. We excluded from total gross wages certain unusual and non-recurring items not available to all employees, such as stock based compensation, to achieve a consistently applied compensation measure. We also annualized the compensation of our employees who were not employed by the Company for all of fiscal year 2021.
Our median employee was identified as a server who worked an average of 17 hours per week. This total compensation figure reflects employment on a part-time basis, and is not necessarily representative of the compensation of other restaurant employees or of our overall compensation practices.
Based on the above determination, our median employee's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K) was $20,931. Our CEO's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K and as reported in the Summary Compensation Table) was $1,911,341.
Based on the foregoing, Mr. Hislop's annual total compensation for fiscal year 2021 was approximately 91 times our median employee's annual total compensation. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized above.
Our CEO pay ratio is not an element that the compensation committee considers in setting the compensation of our CEO, nor is our CEO’s compensation a material element that management considers in making compensation decisions for non-officer employees.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, as of December 26, 2021 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders
2020 Omnibus Incentive Plan	98,302	(1)	—		1,020,081
2012 Omnibus Equity Incentive Plan	331,880	(1)	30.07	(2)	—
Total	430,182		30.07		1,020,081

(1)Includes 98,302 and 318,715 shares underlying time-based restricted stock units under the 2020 Plan and the 2012 Plan, respectively.
(2)Weighted average exercise price of outstanding options excludes restricted stock units. The weighted average remaining contractual term of outstanding options was approximately two years as of December 26, 2021.
Beneficial Ownership
The tables below set forth the beneficial ownership information of our common stock as of April 7, 2022 for:
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
Beneficial ownership and percentage of beneficial ownership is based on 18,937,768 shares of our common stock outstanding at April 7, 2022. Shares of common stock subject to options or restricted stock units that a person has a right to acquire or receive within 60 days of April 7, 2022 are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.
Directors and Named Executive Officers

NAME	BENEFICIALLY OWNED (1)	PERCENT OF CLASS
Steve Hislop	99,622	*
Jon Howie (2)	74,406	*
Michael Hatcher	26,378	*
John Mountford	8,036	*
Starlette Johnson	9,667	*
Saed Mohseni	9,667	*
Randall DeWitt	6,240	*
Ira Zecher	3,818	*
Jody Bilney	—	*
All Directors and Executive Officers as a group (9 persons)	237,834	1.3%

*	Indicates ownership of less than 1%.
(1)	Based on shares of common stock outstanding as of April 7, 2022.
(2)	Shares beneficially owned by Mr. Howie include 3,100 shares owned by his spouse.
Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the SEC by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 7, 2022.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
BlackRock, Inc. (1)	3,164,764	16.7%
T. Rowe Price (2)	2,387,881	12.6%
Wasatch Advisors, Inc. (3)	1,608,771	8.5%
Vanguard Group, Inc. (4)	1,351,234	7.1%
Westwood Management Corp (5)	1,040,876	5.5%
(1)According to Amendment No. 2 to Schedule 13G filed on January 27, 2022 by BlackRock, Inc., BlackRock, Inc. beneficially owns and has sole dispositive power with respect to 3,164,764 shares of our common stock and has sole voting power with respect to 3,135,731 shares of our common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(2)According to Amendment No. 6 to Schedule 13G filed on February 14, 2022 by T. Rowe Price Associates, Inc., T. Rowe Price Associates, Inc. beneficially owns and has sole dispositive power with respect to 2,387,881 shares of our common stock and has sole voting power with respect to 598,402 shares of our common stock. The address of T. Rowe Price Associates, Inc. is 100 East Pratt St., Baltimore, MD 21202.
(3)According to Amendment No. 8 to Schedule 13G filed on February 10, 2022 by Wasatch Advisors, Inc., Wasatch Advisors, Inc. beneficially owns and has sole voting and dispositive power with respect to 1,608,771 shares of our common stock. The address of Wasatch Advisors, Inc. is 505 Wakara Way, Salt Lake City, UT 84108.
(4)According to Amendment No. 2 to Schedule 13G filed on February 9, 2022 by Vanguard Group, Inc., Vanguard Group, Inc. beneficially owns 1,351,234 shares of our common stock and has sole dispositive power with respect to 1,310,253 shares of our common stock, and shared voting and dispositive power with respect to 26,058 and 40,981 shares of our common stock, respectively. The address of Vanguard Group, Inc. is 100 Vanguard Blvd, Malvern, PA 19355.
(5)According to Schedule 13G filed on February 25, 2022 by Westwood Management Corp., Westwood Management Corp. beneficially owns and has sole dispositive power with respect to 1,040,876 shares of our common stock, sole voting with respect to 1,040,787 shares of our common stock, and shared voting power with respect to 89 shares of our common stock, respectively. The address of Westwood Management Corp. is 200 Crescent Court, Suite 1200, Dallas, Texas 75201.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
RSM US LLP (PCAOB ID: 49) served as the Company’s independent registered public accounting firm in 2021 and 2020. RSM US LLP is located in Austin, Texas. The following sets forth fees billed by RSM for the audit of our annual financial statements and other services rendered:

	YEAR ENDED
	DECEMBER 26, 2021	DECEMBER 27, 2020
Audit fees (1)	$528,675	$677,933
Audit related fees (2)	—	47,250
Tax fees (3)	16,275	—
Total	$544,950	$725,183
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
(3)Includes tax fees for state and local tax services.
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
The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm. All audit and non-audit services for 2021 and 2020 were pre-approved by the audit committee.
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
+     Filed herewith.
++    Filed as an exhibit to Chuy's Annual Report on Form 10-K filed on February 24, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 14, 2022	CHUY’S HOLDINGS, INC.

		By:	/s/ Jon W. Howie
Jon W. Howie
Vice President and Chief Financial Officer
(Principle Financial and Accounting Officer)