Form 10-Q
period 2022-03-27
CHUY'S HOLDINGS, INC.
filed 2022-05-06
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at April 29, 2022 was 18,937,768.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 27, 2022	December 26, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$89,713	$106,621
Accounts receivable	1,830	1,811
Lease incentives receivable	1,000	—
Inventories	1,614	1,676
Income tax receivable	975	1,083
Prepaid expenses and other current assets	3,557	3,273
Total current assets	98,689	114,464
Property and equipment, net	177,752	179,369
Operating lease assets	150,039	148,444
Deferred tax asset, net	5,038	5,400
Other assets and intangible assets, net	2,362	1,678
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$479,849	$495,324
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,327	$4,127
Accrued liabilities	20,705	25,242
Operating lease liabilities	13,344	13,003
Total current liabilities	39,376	42,372
Operating lease liabilities, less current portion	190,307	188,735
Other liabilities	1,932	1,423
Total liabilities	231,615	232,530

Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 18,937,768 shares issued and outstanding at March 27, 2022 and 19,538,058 shares issued and outstanding at December 26, 2021	189	195
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at March 27, 2022 and December 26, 2021	—	—
Paid-in capital	115,587	135,659
Retained earnings	132,458	126,940
Total stockholders’ equity	248,234	262,794
Total liabilities and stockholders’ equity	$479,849	$495,324

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Revenue	$100,486	$87,710
Costs and expenses:
Cost of sales	26,243	20,447
Labor	29,825	24,829
Operating	16,230	13,471
Occupancy	7,652	7,239
General and administrative	6,654	6,848
Marketing	1,413	977
Restaurant pre-opening	125	677
Impairment, closed restaurant and other costs	1,279	2,344
Depreciation	4,982	4,918
Total costs and expenses	94,403	81,750
Income from operations	6,083	5,960
Interest expense, net	28	23
Income before income taxes	6,055	5,937
Income tax expense (benefit)	537	(717)
Net income	$5,518	$6,654
Net income per common share:
Basic	$0.29	$0.34
Diluted	$0.29	$0.33
Weighted-average shares outstanding:
Basic	19,099,754	19,752,928
Diluted	19,288,718	20,125,220

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 26, 2021	19,538,058	$195	$135,659	$126,940	$262,794
Stock-based compensation	—	—	1,068	—	1,068
Settlement of restricted stock units	171,490	2	(2)	—	—
Repurchase of shares of common stock	(718,112)	(7)	(19,713)	—	(19,720)
Indirect repurchase of shares for minimum tax withholdings	(53,668)	(1)	(1,425)	—	(1,426)
Net income	—	—	—	5,518	5,518
Balance, March 27, 2022	18,937,768	$189	$115,587	$132,458	$248,234

Balance, December 27, 2020	19,710,549	$197	$144,897	$96,764	$241,858
Stock-based compensation	—	—	991	—	991
Proceeds from exercise of stock options	113,354	1	2,334	—	2,335
Settlement of restricted stock units	178,514	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(56,189)	(1)	(2,489)	—	(2,490)
Net income	—	—	—	6,654	6,654
Balance, March 28, 2021	19,946,228	$199	$145,731	$103,418	$249,348

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Cash flows from operating activities:
Net income	$5,518	$6,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,982	4,918
Amortization of operating lease assets	2,360	2,454
Amortization of loan origination costs	22	17
Impairment, closed restaurant and other costs	72	277
Stock-based compensation	1,016	944
Loss on disposal of property and equipment	13	28
Deferred income taxes	362	(1,067)
Changes in operating assets and liabilities:
Accounts receivable	(19)	599
Lease incentive receivable	(1,000)	—
Income tax receivable and payable	108	350
Inventories	62	180
Prepaid expenses and other assets	(4)	252
Accounts payable	414	872
Accrued and other liabilities	(4,028)	(735)
Operating lease liabilities	(3,027)	(3,428)
Net cash provided by operating activities	6,851	12,315
Cash flows from investing activities:
Purchase of property and equipment, net	(2,613)	(1,719)
Net cash used in investing activities	(2,613)	(1,719)
Cash flows from financing activities:
Repurchase of shares of common stock	(19,720)	—
Proceeds from the exercise of stock options	—	2,335
Indirect repurchase of shares for minimum tax withholdings	(1,426)	(2,490)
Net cash used in financing activities	(21,146)	(155)
Net (decrease) increase in cash and cash equivalents	(16,908)	10,441
Cash and cash equivalents, beginning of period	106,621	86,817
Cash and cash equivalents, end of period	$89,713	$97,258

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$786	$554

Supplemental cash flow disclosures:
Cash paid for interest	$19	$8
Cash paid for income taxes	$67	$—

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of March 27, 2022, the Company operated 96 restaurants across 17 states.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021. The accompanying condensed consolidated balance sheet as of December 26, 2021, has been derived from our audited consolidated financial statements.
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
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2022 and 2021 fiscal years both consist of 52 weeks.
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
For the thirteen weeks ended March 27, 2022 and March 28, 2021, there were approximately 29,337 and 2,628 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The computation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
BASIC
Net income	$5,518	$6,654

Weighted-average common shares outstanding	19,099,754	19,752,928
Basic net income per common share	$0.29	$0.34

DILUTED
Net income	$5,518	$6,654

Weighted-average common shares outstanding	19,099,754	19,752,928
Dilutive effect of stock options and restricted stock units	188,964	372,292
Weighted-average of diluted shares	19,288,718	20,125,220
Diluted net income per common share	$0.29	$0.33
4. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of March 27, 2022, the Company had 13,165 of stock options outstanding and exercisable with a remaining weighted average contractual term of approximately 1.2 years.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four years to five years from the date of grant. As of March 27, 2022, a total of 878,401 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $1,016,000 and $944,000 for the thirteen weeks ended March 27, 2022 and March 28, 2021, respectively.
A summary of stock-based compensation activity related to restricted stock units for the thirteen weeks ended March 27, 2022 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 26, 2021	417,017	$24.10
Granted	141,680	31.31
Vested	(171,490)	23.35
Forfeited	(85)	25.70
Outstanding at March 27, 2022	387,122	$27.07	3.04
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 27, 2022, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $10.3 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.

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
The obligations under the Company’s Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of March 27, 2022, the Company had no borrowings under the Credit Facility, and was in compliance with all covenants under the Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at March 27, 2022 and December 26, 2021 are summarized as follows:

	March 27, 2022	December 26, 2021
Accrued compensation and related benefits	$7,629	$11,891
Other accruals	5,433	4,844
Sales and use tax	3,066	2,806
Deferred gift card revenue	2,449	2,919
Property tax	2,128	2,782
Total accrued liabilities	$20,705	$25,242
7. Stockholders' Equity
Share Repurchase Program
On October 28, 2021, the Company’s board of directors replaced the Company's previous $30.0 million share repurchase program and approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding. This repurchase program became effective on October 28, 2021 and expires on December 31, 2023.
The Company repurchased 718,112 shares for approximately $19.7 million during the first quarter of 2022. As of March 27, 2022, the Company had repurchased a total of 983,044 shares and had $21.9 million remaining under its $50.0 million repurchase program.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of March 27, 2022, all of the Company's leases were operating.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended
Lease cost	March 27, 2022	March 28, 2021
Operating lease cost	$6,209	$6,385
Variable lease cost	379	236
	$6,588	$6,621
Supplemental cash flow disclosures and other lease information:

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Cash paid for operating lease liabilities	$8,634	$7,130
Operating lease assets obtained (surrendered) in exchange for operating lease liabilities(a)	3,955	(105)
(a) The thirteen weeks ended March 27, 2022 includes a $2.4 million increase to operating lease assets and liabilities related to new lease commencements and a $1.5 million increase primarily due to extending remaining lives of certain leases. The thirteen weeks ended March 28, 2021 includes a $3.1 million decrease to operating lease assets and liabilities related to the termination of two closed restaurant leases, partially offset by a $3.0 million increase mainly due to extending remaining lives of certain leases.
The Company recorded $1.0 million in additional deferred lease incentives during the thirteen weeks ended March 27, 2022.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Supplemental balance sheet disclosures:

Operating leases	Classification	March 27, 2022	December 26, 2021
Right-of-use assets	Operating lease assets	$150,039	$148,444

Deferred rent payments	Operating lease liability	241	447
Current lease liabilities	Operating lease liability	13,103	12,556
		13,344	13,003

Deferred rent payments	Operating lease liability, less current portion	131	152
Non-current lease liabilities	Operating lease liability, less current portion	190,176	188,583
		190,307	188,735

Total lease liabilities		$203,651	$201,738

Weighted average remaining lease term (in years)		13.0	13.0
Weighted average discount rate		7.7%	7.7%
Future minimum rent payments for our operating leases for the next five years as of March 27, 2022 are as follows:

Fiscal year ending:
Remainder of 2022	$20,778
2023	27,412
2024	26,745
2025	26,570
2026	25,419
Thereafter	194,557
Total minimum lease payments	321,481
Less: imputed interest	117,830
Present value of lease liabilities	$203,651
As of March 27, 2022, operating lease payments exclude approximately $2.1 million of legally binding minimum lease payments for leases signed but which we have not yet commenced payments.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
10. Income Taxes
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21%:

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Expected income tax expense	$1,272	$1,247
State tax expense, net of federal benefit	227	277
FICA tip credit	(898)	(1,120)
Officers' compensation	59	201
Stock compensation	(127)	(1,329)
Other	4	7
Income tax expense (benefit)	$537	$(717)
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of March 27, 2022, the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with this position could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As of March 27, 2022 and March 28, 2021, the Company recognized no liability for uncertain tax positions.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Property and equipment impairment	—	288
Total impairment charge	—	288

Closed restaurant costs	1,279	1,565
Loss on lease termination	—	491
Impairment, closed restaurant and other costs	$1,279	$2,344
Closed restaurant costs represent on-going expenses to maintain the closed restaurants, such as rent expense, utility and insurance among other costs required to maintain the remaining closed locations.
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
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 26, 2021 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
Overview
We are a growing full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of March 27, 2022, we operated 96 restaurants across 17 states.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 92 restaurants at March 27, 2022.
•Comparable Restaurant Sales as compared to 2019. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time as compared to that time in fiscal year 2019. The comparable group of restaurants include the restaurants that were in the comparable base as of the end of fiscal year 2019. Our comparable restaurant base consisted of 81 restaurants at March 27, 2022.
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
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Total open restaurants (at end of period)	96	93
Total comparable restaurants (at end of period)	92	89
Average unit volumes (in thousands)	$1,054	$950
Change in comparable restaurant sales(1)	11.4%	(3.2)%
Average check	$17.71	$17.15
(1) We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflects changes in sales for the comparable group of restaurants over a specified period of time.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2022 and 2021 fiscal years each consists of 52 weeks.
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
Thirteen Weeks Ended March 27, 2022 Compared to Thirteen Weeks Ended March 28, 2021
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	March 27, 2022	% of Revenue	March 28, 2021	% of Revenue	$ Change	% Change
Revenue	$100,486	100.0%	$87,710	100.0%	$12,776	14.6%
Costs and expenses:
Cost of sales	26,243	26.1	20,447	23.3	5,796	28.3
Labor	29,825	29.7	24,829	28.3	4,996	20.1
Operating	16,230	16.2	13,471	15.4	2,759	20.5
Occupancy	7,652	7.6	7,239	8.3	413	5.7
General and administrative	6,654	6.6	6,848	7.8	(194)	(2.8)
Marketing	1,413	1.4	977	1.1	436	44.6
Restaurant pre-opening	125	0.1	677	0.8	(552)	(81.5)
Impairment, closed restaurant and other costs	1,279	1.3	2,344	2.7	(1,065)	(45.4)
Depreciation	4,982	4.9	4,918	5.5	64	1.3
Total costs and expenses	94,403	93.9	81,750	93.2	12,653	15.5
Income from operations	6,083	6.1	5,960	6.8	123	2.1
Interest expense, net	28	0.1	23	—	5	21.7
Income before income taxes	6,055	6.0	5,937	6.8	118	2.0
Income tax expense (benefit)	537	0.5	(717)	(0.8)	1,254	(174.9)
Net income	$5,518	5.5%	$6,654	7.6%	$(1,136)	(17.1)%
Revenue. Revenue increased $12.8 million, or 14.6%, to $100.5 million for the thirteen weeks ended March 27, 2022 from $87.7 million for the comparable period in 2021. The increase was primarily related to growth in customer traffic as the Company continued to relax indoor dining capacity restrictions throughout its restaurants, as well as $3.1 million of incremental revenue from an additional 46 operating weeks provided by new restaurants opened during and subsequent to the first quarter of 2021. For the first quarter of 2022, off-premise sales were approximately 28% of total revenue compared to approximately 32% in the same period last year.
Comparable restaurant sales increased 11.4% for the thirteen weeks ended March 27, 2022 compared to the same period last year primarily driven by a 7.8% increase in average weekly customers and a 3.6% increase in average check. Comparable restaurant sales decreased 1.7% as compared to the same period in fiscal 2019. The comparable restaurant sales as compared to
2019 were negatively impacted by the Omicron variant outbreak during January and the first half of February of 2022 as well as an approximately 120 basis point decrease due to the severe winter weather across most of the Central United States.
Cost of sales. Cost of sales as a percentage of revenue increased to 26.1% during the thirteen weeks ended March 27, 2022 compared to 23.3% during the comparable period in 2021 primarily as a result of commodity inflation of approximately 18% with a substantial price increase in the cost of beef and chicken as well as fresh produce, cheese and grocery items, such as oil and flour.
Labor costs. Labor costs as a percentage of revenue increased to 29.7% during the thirteen weeks ended March 27, 2022 from 28.3% during the comparable period in 2021 largely as a result of hourly labor rate inflation of approximately 13% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year.
Operating costs. Operating costs as a percentage of revenue increased to 16.2% during the thirteen weeks ended March 27, 2022 from 15.4% during the same period in 2021 mainly as a result of higher restaurant repair and maintenance costs, increase in delivery service charges, cost pressures on to-go supplies and utility costs as well as higher credit card fees due to an increase in dine-in transactions that have a higher transaction fee.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 7.6% during the thirteen weeks ended March 27, 2022 from 8.3% during the comparable period in 2021 primarily as a result of sales leverage on fixed occupancy expenses, partially offset by higher percentage rent.
General and administrative expenses. General and administrative expenses decreased to $6.7 million for the thirteen weeks ended March 27, 2022 as compared to $6.8 million for the same period in 2021. The decrease was primarily driven by lower performance-based bonuses, partially offset by an increase in management salaries and stock based compensation. As a percentage of revenues, general and administrative expenses decreased to 6.6% in the first quarter of 2022 from 7.8% in the first quarter of 2021.
Restaurant pre-opening costs. Restaurant pre-opening costs decreased to $0.1 million for the thirteen weeks ended March 27, 2022 as compared to $0.7 million for the same period in 2021 due to the timing of new store openings.
Marketing. Marketing expense as a percentage of revenue increased to 1.4% during the thirteen weeks ended March 27, 2022 as compared to 1.1% for the same period in 2021 as the Company reinstated its digital advertising campaigns across the nation.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $1.3 million during the thirteen weeks ended March 27, 2022 from $2.3 million during the comparable period in 2021. During the first quarter of 2022, we recorded $1.3 million of closed restaurant costs such as rent expense, utility and insurance among other costs required to maintain the remaining closed locations. During the same period last year, we recorded $1.6 million of closed restaurant costs, a $0.5 million loss on lease termination of two operating leases, and a $0.3 million non-cash impairment charge related to their long-lived assets.
Depreciation. Depreciation expense increased to $5.0 million during the thirteen weeks ended March 27, 2022 from $4.9 million recorded during the comparable period in 2021 primarily due to an increase in depreciation associated with our new restaurants.
Income tax expense (benefit). We recorded an income tax expense of $0.5 million in the first quarter of 2022 compared to an income tax benefit of $0.7 million during the comparable period in 2021. The increase in income tax expense was primarily driven by a $1.3 million discrete tax benefit recorded during the first quarter of 2021 related to stock based compensation. As of March 27, 2022, the Company had a $5.0 million deferred tax asset, which management believes will be fully realized, therefore, no valuation allowance is required at this time.
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
Net income. As a result of the foregoing, net income was $5.5 million during the thirteen weeks ended March 27, 2022 as compared to $6.7 million during the comparable period in 2021.
Liquidity
Our principal sources of cash are cash and cash equivalents, net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our $35.0 million revolving credit facility as further discussed in Note 5, Long-Term Debt. Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. From time to time, we may also purchase the underlying land for development. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We may also from time to time sell equity or engage in other capital markets transactions.
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
The Company repurchased 718,112 shares for approximately $19.7 million during the first quarter of 2022. As of March 27, 2022, the Company had repurchased a total of 983,044 shares and had $21.9 million remaining under its $50.0 million repurchase program.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors" of our Annual Report.
As of March 27, 2022, the Company had a strong financial position with $89.7 million in cash and cash equivalents, no debt and $35.0 million of availability under its revolving credit facility.
Cash Flows for Thirteen Weeks Ended March 27, 2022 and March 28, 2021
The following table summarizes the statement of cash flows (in thousands):

	Thirteen Weeks Ended
	March 27, 2022	March 28, 2021
Net cash provided by operating activities	$6,851	$12,315
Net cash used in investing activities	(2,613)	(1,719)
Net cash used in financing activities	(21,146)	(155)
Net (decrease) increase in cash and cash equivalents	(16,908)	10,441
Cash and cash equivalents at beginning of year	106,621	86,817
Cash and cash equivalents at end of period	$89,713	$97,258
Operating Activities. Net cash provided by operating activities decreased $5.4 million to $6.9 million for the thirteen weeks ended March 27, 2022 from $12.3 million during the comparable period in 2021. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was mainly attributable to $3.3 million decrease in accrued and other liabilities driven by higher bonus payments this year as compared to fiscal 2021 as well as a $1.0 million lease incentive receivable recorded during the first quarter of 2022.
Investing Activities. Net cash used in investing activities increased $0.9 million to $2.6 million for the thirteen weeks ended March 27, 2022 from $1.7 million during the comparable period in 2021, mainly driven by a timing of our new restaurant construction as compared to the same period last year.
Financing Activities. Net cash used by financing activities increased $20.9 million to $21.1 million for the thirteen weeks ended March 27, 2022 from $0.2 million during the comparable period in 2021 primarily due to a $19.7 million increase in the repurchases of shares of common stock.
As of March 27, 2022, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.
Off-Balance Sheet Arrangements
As of March 27, 2022, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no material changes to the critical accounting policies and estimates from what was previously disclosed in our Annual Report filed with the SEC.
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
•the impact of negative economic factors, including inflation and the availability of credit, on our landlords and surrounding tenants;
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended March 27, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended March 27, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
December 27, 2021 through January 23, 2022	347,410	$28.70	347,410	$31.6
January 24, 2022 through February 20, 2022	199,337	25.31	199,337	26.6
February 21, 2022 through March 27, 2022	171,365	27.45	171,365	21.9
Total	718,112	$27.46	718,112
(1)    On November 4, 2021, we announced that our board of directors replaced our previous share repurchase program and approved a new share repurchase program under which we may repurchase up to $50.0 million of our common stock. This repurchase program became effective on October 28, 2021 and expires on December 31, 2023.
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
Date: May 6, 2022

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)