Form 10-Q
period 2022-06-26
CHUY'S HOLDINGS, INC.
filed 2022-08-05
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at July 29, 2022 was 18,845,732.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 26, 2022	December 26, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$96,258	$106,621
Accounts receivable	1,823	1,811
Lease incentives receivable	1,000	—
Inventories	1,759	1,676
Income tax receivable	980	1,083
Prepaid expenses and other current assets	5,187	3,273
Total current assets	107,007	114,464
Property and equipment, net	180,467	179,369
Operating lease assets	148,226	148,444
Deferred tax asset, net	4,531	5,400
Other assets and intangible assets, net	2,416	1,678
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$488,616	$495,324
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,735	$4,127
Accrued liabilities	24,859	25,242
Operating lease liabilities	12,638	13,003
Total current liabilities	43,232	42,372
Operating lease liabilities, less current portion	187,729	188,735
Other liabilities	1,905	1,423
Total liabilities	232,866	232,530

Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 18,879,917 shares issued and outstanding at June 26, 2022 and 19,538,058 shares issued and outstanding at December 26, 2021	189	195
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at June 26, 2022 and December 26, 2021	—	—
Paid-in capital	115,232	135,659
Retained earnings	140,329	126,940
Total stockholders’ equity	255,750	262,794
Total liabilities and stockholders’ equity	$488,616	$495,324

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenue	$110,946	$108,153	$211,432	$195,863
Costs and expenses:
Cost of sales	30,874	25,565	57,117	46,012
Labor	32,267	30,306	62,092	55,135
Operating	17,493	15,944	33,723	29,415
Occupancy	7,556	7,459	15,208	14,698
General and administrative	6,494	6,679	13,148	13,527
Marketing	1,614	1,238	3,027	2,215
Restaurant pre-opening	342	615	467	1,292
Impairment, closed restaurant and other costs	734	1,404	2,013	3,748
Depreciation	4,981	5,086	9,963	10,004
Total costs and expenses	102,355	94,296	196,758	176,046
Income from operations	8,591	13,857	14,674	19,817
Interest (income) expense, net	(75)	21	(47)	44
Income before income taxes	8,666	13,836	14,721	19,773
Income tax expense	795	2,306	1,332	1,589
Net income	$7,871	$11,530	$13,389	$18,184
Net income per common share:
Basic	$0.42	$0.58	$0.70	$0.92
Diluted	$0.41	$0.57	$0.70	$0.90
Weighted-average shares outstanding:
Basic	18,919,473	19,980,513	19,009,613	19,866,721
Diluted	18,983,553	20,197,574	19,136,313	20,165,155

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, March 27, 2022	18,937,768	$189	$115,587	$132,458	$248,234
Stock-based compensation	—	—	987	—	987
Settlement of restricted stock units	1,256	—	—	—	—
Repurchase of shares of common stock	(58,700)	—	(1,332)	—	(1,332)
Indirect repurchase of shares for minimum tax withholdings	(407)	—	(10)	—	(10)
Net income	—	—	—	7,871	7,871
Balance, June 26, 2022	18,879,917	$189	$115,232	$140,329	$255,750

Balance, March 28, 2021	19,946,228	$199	$145,731	$103,418	$249,348
Stock-based compensation	—	—	1,053	—	1,053
Proceeds from exercise of stock options	50,000	1	1,425	—	1,426
Settlement of restricted stock units	1,304	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(409)	—	(18)	—	(18)
Net income	—	—	—	11,530	11,530
Balance, June 27, 2021	19,997,123	$200	$148,191	$114,948	$263,339

	Twenty-Six Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 26, 2021	19,538,058	$195	$135,659	$126,940	$262,794
Stock-based compensation	—	—	2,055	—	2,055
Settlement of restricted stock units	172,746	2	(2)	—	—
Repurchase of shares of common stock	(776,812)	(7)	(21,045)	—	(21,052)
Indirect repurchase of shares for minimum tax withholdings	(54,075)	(1)	(1,435)	—	(1,436)
Net income	—	—	—	13,389	13,389
Balance, June 26, 2022	18,879,917	$189	$115,232	$140,329	$255,750

Balance, December 27, 2020	19,710,549	$197	$144,897	$96,764	$241,858
Stock-based compensation	—	—	2,044	—	2,044
Proceeds from exercise of stock options	163,354	2	3,759	—	3,761
Settlement of restricted stock units	179,818	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(56,598)	(1)	(2,507)	—	(2,508)
Net income	—	—	—	18,184	18,184
Balance, June 27, 2021	19,997,123	$200	$148,191	$114,948	$263,339

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021
Cash flows from operating activities:
Net income	$13,389	$18,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,963	10,004
Amortization of operating lease assets	4,747	4,851
Amortization of loan origination costs	44	34
Impairment, closed restaurant and other costs	456	(1,575)
Stock-based compensation	1,950	1,947
Loss on disposal of property and equipment	57	—
Deferred income taxes	869	(127)
Changes in operating assets and liabilities:
Accounts receivable	(12)	261
Lease incentive receivable	(1,000)	200
Income tax receivable and payable	103	974
Inventories	(83)	18
Prepaid expenses and other assets	(1,713)	(1,585)
Accounts payable	258	1,199
Accrued and other liabilities	100	4,619
Operating lease liabilities	(6,861)	(6,922)
Net cash provided by operating activities	22,267	32,082
Cash flows from investing activities:
Purchase of property and equipment, net	(10,142)	(6,582)
Net cash used in investing activities	(10,142)	(6,582)
Cash flows from financing activities:
Loan origination costs	—	(23)
Repurchase of shares of common stock	(21,052)	—
Proceeds from the exercise of stock options	—	3,761
Indirect repurchase of shares for minimum tax withholdings	(1,436)	(2,508)
Net cash (used in) provided by financing activities	(22,488)	1,230
Net (decrease) increase in cash and cash equivalents	(10,363)	26,730
Cash and cash equivalents, beginning of period	106,621	86,817
Cash and cash equivalents, end of period	$96,258	$113,547

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,350	$134

Supplemental cash flow disclosures:
Cash paid for interest	$30	$16
Cash paid for income taxes	$361	$704

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of June 26, 2022, the Company operated 97 restaurants across 17 states.
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
For the thirteen weeks ended June 26, 2022 and June 27, 2021, there were approximately 93,137 and no shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the twenty-six weeks ended June 26, 2022 and June 27, 2021, there were approximately 54,334 and 3,396 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The computation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
BASIC
Net income	$7,871	$11,530	$13,389	$18,184

Weighted-average common shares outstanding	18,919,473	19,980,513	19,009,613	19,866,721
Basic net income per common share	$0.42	$0.58	$0.70	$0.92

DILUTED
Net income	$7,871	$11,530	$13,389	$18,184

Weighted-average common shares outstanding	18,919,473	19,980,513	19,009,613	19,866,721
Dilutive effect of stock options and restricted stock units	64,080	217,061	126,700	298,434
Weighted-average of diluted shares	18,983,553	20,197,574	19,136,313	20,165,155
Diluted net income per common share	$0.41	$0.57	$0.70	$0.90
4. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of June 26, 2022, the Company had 13,165 of stock options outstanding and exercisable with a remaining weighted average contractual term of approximately one year.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four years to five years from the date of grant. As of June 26, 2022, a total of 878,057 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $934,000 and $1,003,000 for the thirteen weeks ended June 26, 2022 and June 27, 2021, respectively, and approximately $1,950,000 and $1,947,000 for the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively.
A summary of stock-based compensation activity related to restricted stock units for the twenty-six weeks ended June 26, 2022 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 26, 2021	417,017	$24.10
Granted	142,152	31.28
Vested	(172,746)	23.36
Forfeited	(1,308)	20.39
Outstanding at June 26, 2022	385,115	$27.10	2.84
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 26, 2022, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $9.3 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.

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
The Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type. The agreement requires the Company to be in compliance with a minimum fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum consolidated total lease adjusted leverage ratio of no more than 4.00 to 1.00. The Credit Facility also has certain restrictions on the payment of dividends. Under the Credit Facility, the Company may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the consolidated total lease adjusted leverage ratio does not exceed 3.50 to 1.00.
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
The obligations under the Company’s Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of June 26, 2022, the Company had no borrowings under the Credit Facility, and was in compliance with all covenants under the Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at June 26, 2022 and December 26, 2021 are summarized as follows:

	June 26, 2022	December 26, 2021
Accrued compensation and related benefits	$10,409	$11,891
Other accruals	6,187	4,844
Sales and use tax	3,116	2,806
Property tax	2,757	2,782
Deferred gift card revenue	2,390	2,919
Total accrued liabilities	$24,859	$25,242
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
The Company repurchased 58,700 shares for approximately $1.3 million during the second quarter of 2022 and 776,812 shares for approximately $21.1 million during the twenty-six weeks ended June 26, 2022. As of June 26, 2022, the Company had repurchased a total of 1,041,744 shares and had $20.6 million remaining under its $50.0 million repurchase program.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of June 26, 2022, all of the Company's leases were operating.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Lease cost	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Operating lease cost	$6,145	$6,489	$12,354	$12,874
Variable lease cost	357	303	736	539
	$6,502	$6,792	$13,090	$13,413
Supplemental cash flow disclosures and other lease information:

	Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021
Cash paid for operating lease liabilities	$14,593	$14,503
Operating lease assets obtained in exchange for operating lease liabilities(a)	4,528	3,858
(a) The twenty-six weeks ended June 26, 2022 includes a $2.4 million increase to operating lease assets and liabilities related to a new lease commencement, a $2.6 million increase due to extending remaining lives of certain leases, partially offset by $0.5 million decrease as a result of a termination of closed restaurant lease. The twenty-six weeks ended June 27, 2021 includes a $6.9 million increase mainly due to extending remaining lives of certain leases, partially offset by a $3.1 million decrease to operating lease assets and liabilities related to the termination of two closed restaurant leases.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The Company recorded $1.0 million in additional deferred lease incentives during the twenty-six weeks ended June 26, 2022 and no additional deferred lease incentives during the same period last year.
Supplemental balance sheet disclosures:

Operating leases	Classification	June 26, 2022	December 26, 2021
Right-of-use assets	Operating lease assets	$148,226	$148,444

Deferred rent payments	Operating lease liability	144	447
Current lease liabilities	Operating lease liability	12,494	12,556
		12,638	13,003

Deferred rent payments	Operating lease liability, less current portion	110	152
Non-current lease liabilities	Operating lease liability, less current portion	187,619	188,583
		187,729	188,735

Total lease liabilities		$200,367	$201,738

Weighted average remaining lease term (in years)		12.8	13.0
Weighted average discount rate		7.7%	7.7%
Future minimum rent payments for our operating leases for the next five years as of June 26, 2022 are as follows:

Fiscal year ending:
Remainder of 2022	$13,721
2023	29,403
2024	26,484
2025	26,559
2026	25,409
Thereafter	195,094
Total minimum lease payments	316,670
Less: imputed interest	116,303
Present value of lease liabilities	$200,367
As of June 26, 2022, operating lease payments exclude approximately $2.1 million of legally binding minimum lease payments for leases signed but which we have not yet commenced payments.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
10. Income Taxes
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21%:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Expected income tax expense	$1,819	$2,905	$3,091	$4,152
State tax expense, net of federal benefit	341	428	568	705
FICA tip credit	(1,474)	(1,138)	(2,372)	(2,258)
Officers' compensation	98	172	157	373
Stock compensation	—	(67)	(127)	(1,396)
Other	11	6	15	13
Income tax expense	$795	$2,306	$1,332	$1,589
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of June 26, 2022, the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with this position could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As of June 26, 2022 and June 27, 2021, the Company recognized no liability for uncertain tax positions.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Property and equipment impairment	—	—	—	288
Total impairment charge	—	—	—	288

Closed restaurant costs	757	1,404	2,036	2,969
(Gain) loss on lease termination	(23)	—	(23)	491
Impairment, closed restaurant and other costs	$734	$1,404	$2,013	$3,748
Closed restaurant costs represent on-going expenses to maintain the closed restaurants, such as rent expense, utility and insurance among other costs required to maintain the remaining closed locations.
During the twenty-six weeks ended June 26, 2022, the Company terminated one of its closed restaurant lease agreements. During the twenty-six weeks ended June 27, 2021, the Company terminated two of its closed restaurant lease agreements and recorded a $0.5 million loss on lease termination as well as a $0.3 million non-cash impairment charge related to long-lived assets.

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
Overview
We are a growing full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of June 26, 2022, we operated 97 restaurants across 17 states.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 92 restaurants at June 26, 2022.
•Comparable Restaurant Sales as compared to 2019. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time as compared to that time in fiscal year 2019. The comparable group of restaurants include the restaurants that were in the comparable base as of the end of fiscal year 2019. Our comparable restaurant base consisted of 81 restaurants.
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
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Total open restaurants (at end of period)	97	95	97	95
Total comparable restaurants (at end of period)	92	90	92	90
Average unit volumes (in thousands)	$1,162	$1,142	$2,216	$2,094
Change in comparable restaurant sales(1)	1.7%	60.0%	6.1%	23.6%
Average check	$18.15	$17.53	$17.94	$17.36
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
Marketing. Marketing costs include costs associated with our local and national restaurant marketing programs, community service and sponsorship activities, our menus and other promotional activities.
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
Interest (income) expense, net. Interest expense consists primarily of interest on our outstanding indebtedness, uncommitted credit facility fees and the amortization of our debt issuance costs reduced by interest income on money market fund investments.
Results of Operations
Potential Fluctuations in Quarterly Results and Seasonality
Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, weather, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, changes in food costs, changes in labor costs and gas prices and changes in other operating costs. In the past, we have experienced significant variability in restaurant pre-opening costs from quarter to quarter primarily due to the timing of restaurant openings. We typically incur restaurant pre-opening costs in the five months preceding a new restaurant opening. In addition, our experience to date has been that labor and direct operating costs associated with a newly opened restaurant during the first several months of operation are often materially greater than what will be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the number and timing of new restaurant openings in any quarter has had, and is expected to continue to have, a significant impact on quarterly restaurant pre-opening costs, labor and direct operating costs.
Further, as a result of the lingering impact of the pandemic and other supply constraints, we have experienced and expect to continue to experience commodity inflation and certain food and supply shortages. The commodity inflation, which primarily relates to proteins, is mostly due to increased demand and increased costs incurred by our vendors related to higher labor, transportation, packaging and raw material costs. To date, we have been able to properly manage any food or supply shortages but have experienced increased costs. If our vendors are unable to fulfill their obligations under their contracts, we may encounter further shortages and/or higher costs to secure adequate supply and a possible loss of sales, any of which would harm our business. In addition, as our dining rooms have returned to operating without restriction, our ability to attract and retain restaurant-level employees has become more challenging due to an increasingly competitive job market throughout the country. To the extent these challenges persist, we could continue to experience increased labor costs and/or decreased sales.
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
Thirteen Weeks Ended June 26, 2022 Compared to Thirteen Weeks Ended June 27, 2021
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	June 26, 2022	% of Revenue	June 27, 2021	% of Revenue	$ Change	% Change
Revenue	$110,946	100.0%	$108,153	100.0%	$2,793	2.6%
Costs and expenses:
Cost of sales	30,874	27.8	25,565	23.6	5,309	20.8
Labor	32,267	29.1	30,306	28.0	1,961	6.5
Operating	17,493	15.8	15,944	14.7	1,549	9.7
Occupancy	7,556	6.8	7,459	6.9	97	1.3
General and administrative	6,494	5.9	6,679	6.3	(185)	(2.8)
Marketing	1,614	1.5	1,238	1.1	376	30.4
Restaurant pre-opening	342	0.3	615	0.6	(273)	(44.4)
Impairment, closed restaurant and other costs	734	0.7	1,404	1.3	(670)	(47.7)
Depreciation	4,981	4.4	5,086	4.7	(105)	(2.1)
Total costs and expenses	102,355	92.3	94,296	87.2	8,059	8.5
Income from operations	8,591	7.7	13,857	12.8	(5,266)	(38.0)
Interest (income) expense, net	(75)	(0.1)	21	—	(96)	(457.1)
Income before income taxes	8,666	7.8	13,836	12.8	(5,170)	(37.4)
Income tax expense	795	0.7	2,306	2.1	(1,511)	(65.5)
Net income	$7,871	7.1%	$11,530	10.7%	$(3,659)	(31.7)%
Revenue. Revenue increased $2.8 million, or 2.6%, to $110.9 million for the thirteen weeks ended June 26, 2022 from $108.2 million for the comparable period in 2021. The increase was primarily related to $2.1 million of incremental revenue from an additional 21 operating weeks provided by new restaurants opened during and subsequent to the second quarter of 2021. For the second quarter of 2021 and 2022, off-premise sales were approximately 27% of total revenue.
Comparable restaurant sales increased 1.7% for the thirteen weeks ended June 26, 2022 compared to the same period last year primarily driven by a 3.4% increase in average check, offset by a 1.7% decrease in average weekly customers. Comparable restaurant sales increased 0.6% as compared to the same period in fiscal 2019.
Cost of sales. Cost of sales as a percentage of revenue increased to 27.8% during the thirteen weeks ended June 26, 2022 compared to 23.6% during the comparable period in 2021 primarily driven by substantial increase in the cost of beef and chicken as well as fresh produce, cheese and grocery items. Overall commodity inflation was approximately 24% during the quarter, partially offset by a menu price increase taken during the year.
Labor costs. Labor costs as a percentage of revenue increased to 29.1% during the thirteen weeks ended June 26, 2022 from 28.0% during the comparable period in 2021 largely as a result of hourly labor rate inflation of approximately 11% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year, partially offset by a menu price increase taken during the year.
Operating costs. Operating costs as a percentage of revenue increased to 15.8% during the thirteen weeks ended June 26, 2022 from 14.7% during the same period in 2021 mainly as as a result of higher restaurant repair and maintenance costs, an increase in credit card fees as well as cost pressures on utilities and to-go supplies. Our delivery service charges were higher as compared to the same period last year due to a change in our delivery menu pricing structure during the year.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 6.8% during the thirteen weeks ended June 26, 2022 from 6.9% during the comparable period in 2021 primarily as a result of sales leverage on fixed occupancy expenses.
General and administrative expenses. General and administrative expenses decreased to $6.5 million for the thirteen weeks ended June 26, 2022 as compared to $6.7 million for the same period in 2021. The decrease was primarily driven by lower performance-based bonuses and professional fees, partially offset by an increase in management salaries as well as travel related expenses as travel resumed to pre-COVID-19 levels. As a percentage of revenues, general and administrative expenses decreased to 5.9% in the second quarter of 2022 from 6.3% in the second quarter of 2021.
Restaurant pre-opening costs. Restaurant pre-opening costs decreased to $0.3 million for the thirteen weeks ended June 26, 2022 as compared to $0.6 million for the same period in 2021 due to the timing of new store openings.
Marketing. Marketing expense as a percentage of revenue increased to 1.5% during the thirteen weeks ended June 26, 2022 as compared to 1.1% for the same period in 2021 as the Company reinstated its digital advertising campaigns across the nation.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $0.7 million during the thirteen weeks ended June 26, 2022 from $1.4 million during the comparable period in 2021 primarily due to a reduction in rent paid on closed restaurants. Closed restaurant costs include rent expense, utility and insurance among other costs required to maintain the remaining closed locations.
Depreciation. Depreciation expense decreased to $5.0 million during the thirteen weeks ended June 26, 2022 from $5.1 million recorded during the comparable period in 2021.
Income tax expense. We recorded an income tax expense of $0.8 million in the second quarter of 2022 compared to an income tax expense of $2.3 million during the comparable period in 2021. The effective income tax rate for the second quarter of 2022 was 9.2% compared to 16.7% in the same period last year. The decrease in the effective tax rate was mainly attributed to an increase in the proportion of employee tax credits to estimated annual income.
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
Net income. As a result of the foregoing, net income was $7.9 million during the thirteen weeks ended June 26, 2022 as compared to $11.5 million during the comparable period in 2021.

Twenty-Six Weeks Ended June 26, 2022 Compared to Twenty-Six Weeks Ended June 27, 2021
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Twenty-Six Weeks Ended
	June 26, 2022	% of Revenue	June 27, 2021	% of Revenue	$ Change	% Change
Revenue	$211,432	100.0%	$195,863	100.0%	$15,569	7.9%
Costs and expenses:
Cost of sales	57,117	27.0	46,012	23.5	11,105	24.1
Labor	62,092	29.4	55,135	28.1	6,957	12.6
Operating	33,723	15.9	29,415	15.0	4,308	14.6
Occupancy	15,208	7.2	14,698	7.5	510	3.5
General and administrative	13,148	6.2	13,527	6.9	(379)	(2.8)
Marketing	3,027	1.4	2,215	1.1	812	36.7
Restaurant pre-opening	467	0.2	1,292	0.7	(825)	(63.9)
Impairment, closed restaurant and other costs	2,013	1.0	3,748	1.9	(1,735)	(46.3)
Depreciation	9,963	4.8	10,004	5.2	(41)	(0.4)
Total costs and expenses	196,758	93.1	176,046	89.9	20,712	11.8
Income from operations	14,674	6.9	19,817	10.1	(5,143)	(26.0)
Interest (income) expense, net	(47)	(0.1)	44	—	(91)	(206.8)
Income before income taxes	14,721	7.0	19,773	10.1	(5,052)	(25.5)
Income tax expense	1,332	0.7	1,589	0.8	(257)	(16.2)
Net income	$13,389	6.3%	$18,184	9.3%	$(4,795)	(26.4)%
Revenue. Revenue increased $15.6 million, or 7.9%, to $211.4 million for the twenty-six weeks ended June 26, 2022 from $195.9 million for the comparable period in 2021. The increase was primarily related to growth in customer traffic as the Company continued to relax indoor dining capacity restrictions throughout its restaurants, as well as $5.2 million of incremental revenue from an additional 67 operating weeks provided by new restaurants opened during and subsequent to the first quarter of 2021. For the twenty-six weeks ended June 26, 2022, off-premise sales were approximately 27% of total revenue compared to approximately 29% in the same period last year.
Comparable restaurant sales increased 6.1% for the twenty-six weeks ended June 26, 2022 compared to the same period last year primarily driven by a 2.7% increase in average weekly customers and a 3.4% increase in average check. Comparable restaurant sales decreased 0.5% as compared to the same period in fiscal 2019. The comparable restaurant sales as compared to 2019 were negatively impacted by the Omicron variant outbreak during the first quarter of 2022 as well as an approximately 120 basis point decrease due to the severe winter weather across most of the Central United States.
Cost of sales. Cost of sales as a percentage of revenue increased to 27.0% during the twenty-six weeks ended June 26, 2022 compared to 23.5% during the comparable period in 2021 primarily due to a substantial increase in the cost of beef and chicken as well as fresh produce, cheese and grocery items. Overall commodity inflation was approximately 21% during the twenty-six weeks ended June 26, 2022, partially offset by a menu price increase taken during the year.
Labor costs. Labor costs as a percentage of revenue increased to 29.4% during the twenty-six weeks ended June 26, 2022 from 28.1% during the comparable period in 2021 largely as a result of hourly labor rate inflation of approximately 12% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year, partially offset by a menu price increase taken during the year.
Operating costs. Operating costs as a percentage of revenue increased to 15.9% during the twenty-six weeks ended June 26, 2022 from 15.0% during the same period in 2021 mainly as a result of higher restaurant repair and maintenance costs, an increase in credit card fees as well as cost pressures on utilities and to-go supplies. Our delivery service charges were higher as compared to the same period last year due to a change in our delivery menu pricing structure during the year.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 7.2% during the twenty-six weeks ended June 26, 2022 from 7.5% during the comparable period in 2021 primarily as a result of sales leverage on fixed occupancy expenses.
General and administrative expenses. General and administrative expenses decreased to $13.1 million for the twenty-six weeks ended June 26, 2022 as compared to $13.5 million for the same period in 2021. The decrease was primarily driven by lower performance-based bonuses and professional fees, partially offset by an increase in management salaries, insurance costs as well as travel related expenses as travel resumed to pre-COVID-19 levels. As a percentage of revenues, general and administrative expenses decreased to 6.2% in the second quarter of 2022 from 6.9% in the second quarter of 2021.
Restaurant pre-opening costs. Restaurant pre-opening costs decreased to $0.5 million for the twenty-six weeks ended June 26, 2022 as compared to $1.3 million for the same period in 2021 due to the timing of new store openings.
Marketing. Marketing expense as a percentage of revenue increased to 1.4% during the twenty-six weeks ended June 26, 2022 as compared to 1.1% for the same period in 2021 as the Company reinstated its digital advertising campaigns across the nation.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $2.0 million during the twenty-six weeks ended June 26, 2022 from $3.7 million during the comparable period in 2021. The decrease is driven by a reduction in closed restaurants rent expense during fiscal 2022 as well as a $0.5 million loss on lease termination and a $0.3 million non-cash impairment charge recorded in fiscal 2021 related to the termination of two operating leases. Closed restaurant costs include rent expense, utility and insurance among other costs required to maintain the remaining closed locations.
Depreciation. Depreciation expense stayed consistent at $10.0 million during the twenty-six weeks ended June 26, 2022 and the same period last year.
Income tax expense. We recorded an income tax expense of $1.3 million in the twenty-six weeks ended June 26, 2022 compared to an income tax expense of $1.6 million during the comparable period in 2021. The effective income tax rate for the twenty-six weeks ended June 26, 2022 was 9.0% compared to 8.0% in the same period last year. The increase in the effective tax rate was mainly due to higher discrete tax benefit recorded during the first quarter of 2021 pertaining to stock based compensation, partially offset by an increase in the proportion of employee tax credits to estimated annual income.
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
Net income. As a result of the foregoing, net income was $13.4 million during the twenty-six weeks ended June 26, 2022 as compared to $18.2 million during the comparable period in 2021.
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
The Company repurchased 58,700 shares for approximately $1.3 million during the thirteen weeks ended June 26, 2022 and 776,812 shares for approximately $21.1 million during the twenty-six weeks ended June 26, 2022. As of June 26, 2022, the Company had repurchased a total of 1,041,744 shares and had $20.6 million remaining under its $50.0 million repurchase program.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors" of our Annual Report.
As of June 26, 2022, the Company had a strong financial position with $96.3 million in cash and cash equivalents, no debt and $35.0 million of availability under its revolving credit facility.
Cash Flows for Twenty-Six Weeks Ended June 26, 2022 and June 27, 2021
The following table summarizes the statement of cash flows (in thousands):

	Twenty-Six Weeks Ended
	June 26, 2022	June 27, 2021
Net cash provided by operating activities	$22,267	$32,082
Net cash used in investing activities	(10,142)	(6,582)
Net cash (used in) provided by financing activities	(22,488)	1,230
Net (decrease) increase in cash and cash equivalents	(10,363)	26,730
Cash and cash equivalents at beginning of year	106,621	86,817
Cash and cash equivalents at end of period	$96,258	$113,547
Operating Activities. Net cash provided by operating activities decreased $9.8 million to $22.3 million for the twenty-six weeks ended June 26, 2022 from $32.1 million during the comparable period in 2021. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was mainly attributable to a $4.5 million decrease in accrued and other liabilities primarily driven by higher bonus accrual in fiscal 2021 as compared to this year, a $4.8 million decrease in net income as well as a $1.0 million lease incentive receivable recorded during the first quarter of 2022.
Investing Activities. Net cash used in investing activities increased $3.6 million to $10.1 million for the twenty-six weeks ended June 26, 2022 from $6.6 million during the comparable period in 2021, mainly driven by the timing of our new restaurant construction as compared to the same period last year.
Financing Activities. Net cash used in financing activities increased $23.7 million to $22.5 million for the twenty-six weeks ended June 26, 2022 from net cash provided by financial activities of $1.2 million during the comparable period in 2021 primarily due to the repurchase of $21.1 million of shares of common stock in fiscal 2022.
As of June 26, 2022, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.
Off-Balance Sheet Arrangements
As of June 26, 2022, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended June 26, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended June 26, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
March 28, 2022 through April 24, 2022	—	$—	—	$21.9
April 25, 2022 through May 22, 2022	—	—	—	21.9
May 23, 2022 through June 26, 2022	58,700	22.71	58,700	20.6
Total	58,700	$22.71	58,700
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
Date: August 5, 2022

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)