Form 10-Q
period 2022-09-25
CHUY'S HOLDINGS, INC.
filed 2022-11-04
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at October 28, 2022 was 17,996,293.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 25, 2022	December 26, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$84,126	$106,621
Accounts receivable	1,647	1,811
Inventories	1,622	1,676
Income tax receivable	—	1,083
Prepaid expenses and other current assets	5,058	3,273
Total current assets	92,453	114,464
Property and equipment, net	184,148	179,369
Operating lease assets	149,036	148,444
Deferred tax asset, net	4,903	5,400
Other assets and intangible assets, net	2,891	1,678
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$479,400	$495,324
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,634	$4,127
Accrued liabilities	23,952	25,242
Operating lease liabilities	12,403	13,003
Income tax payable	53	—
Total current liabilities	43,042	42,372
Operating lease liabilities, less current portion	185,443	188,735
Other liabilities	1,956	1,423
Total liabilities	230,441	232,530

Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 18,323,647 shares issued and outstanding at September 25, 2022 and 19,538,058 shares issued and outstanding at December 26, 2021	183	195
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at September 25, 2022 and December 26, 2021	—	—
Paid-in capital	103,458	135,659
Retained earnings	145,318	126,940
Total stockholders’ equity	248,959	262,794
Total liabilities and stockholders’ equity	$479,400	$495,324

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenue	$106,682	$101,939	$318,114	$297,802
Costs and expenses:
Cost of sales	29,149	24,972	86,266	70,984
Labor	32,378	29,776	94,470	84,911
Operating	17,441	15,001	51,164	44,416
Occupancy	7,490	7,351	22,698	22,049
General and administrative	6,700	6,996	19,848	20,523
Marketing	1,541	1,136	4,568	3,351
Restaurant pre-opening	266	349	733	1,641
Impairment, closed restaurant and other costs	1,190	3,973	3,203	7,721
Depreciation	5,102	5,093	15,065	15,097
Total costs and expenses	101,257	94,647	298,015	270,693
Income from operations	5,425	7,292	20,099	27,109
Interest (income) expense, net	(331)	74	(378)	118
Income before income taxes	5,756	7,218	20,477	26,991
Income tax expense	767	1,218	2,099	2,807
Net income	$4,989	$6,000	$18,378	$24,184
Net income per common share:
Basic	$0.27	$0.30	$0.97	$1.22
Diluted	$0.27	$0.30	$0.97	$1.20
Weighted-average shares outstanding:
Basic	18,685,401	19,913,355	18,901,542	19,882,265
Diluted	18,761,263	20,100,811	19,010,238	20,141,107

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, June 26, 2022	18,879,917	$189	$115,232	$140,329	$255,750
Stock-based compensation	—	—	987	—	987
Settlement of restricted stock units	1,850	—	—	—	—
Repurchase of shares of common stock	(557,576)	(6)	(12,749)	—	(12,755)
Indirect repurchase of shares for minimum tax withholdings	(544)	—	(12)	—	(12)
Net income	—	—	—	4,989	4,989
Balance, September 25, 2022	18,323,647	$183	$103,458	$145,318	$248,959

Balance, June 27, 2021	19,997,123	$200	$148,191	$114,948	$263,339
Stock-based compensation	—	—	995	—	995
Settlement of restricted stock units	2,148	—	—	—	—
Repurchase of shares of common stock	(196,569)	(2)	(6,115)	—	(6,117)
Indirect repurchase of shares for minimum tax withholdings	(705)	—	(22)	—	(22)
Net income	—	—	—	6,000	6,000
Balance, September 26, 2021	19,801,997	$198	$143,049	$120,948	$264,195

	Thirty-Nine Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 26, 2021	19,538,058	$195	$135,659	$126,940	$262,794
Stock-based compensation	—	—	3,042	—	3,042
Settlement of restricted stock units	174,596	2	(2)	—	—
Repurchase of shares of common stock	(1,334,388)	(13)	(33,794)	—	(33,807)
Indirect repurchase of shares for minimum tax withholdings	(54,619)	(1)	(1,447)	—	(1,448)
Net income	—	—	—	18,378	18,378
Balance, September 25, 2022	18,323,647	$183	$103,458	$145,318	$248,959

Balance, December 27, 2020	19,710,549	$197	$144,897	$96,764	$241,858
Stock-based compensation	—	—	3,039	—	3,039
Proceeds from exercise of stock options	163,354	2	3,759	—	3,761
Settlement of restricted stock units	181,966	2	(2)	—	—
Repurchase of shares of common stock	(196,569)	(2)	(6,115)	—	(6,117)
Indirect repurchase of shares for minimum tax withholdings	(57,303)	(1)	(2,529)	—	(2,530)
Net income	—	—	—	24,184	24,184
Balance, September 26, 2021	19,801,997	$198	$143,049	$120,948	$264,195

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021
Cash flows from operating activities:
Net income	$18,378	$24,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,065	15,097
Amortization of operating lease assets	7,149	7,241
Amortization of loan origination costs	65	105
Impairment, closed restaurant and other costs	880	2,767
Stock-based compensation	2,885	2,893
Loss on disposal of property and equipment	204	9
Deferred income taxes	497	1,424
Changes in operating assets and liabilities:
Accounts receivable	164	(76)
Lease incentive receivable	—	200
Income tax receivable and payable	1,136	(415)
Inventories	54	26
Prepaid expenses and other assets	(1,858)	(686)
Accounts payable	985	1,087
Accrued and other liabilities	(756)	355
Operating lease liabilities	(11,975)	(17,221)
Net cash provided by operating activities	32,873	36,990
Cash flows from investing activities:
Purchase of property and equipment, net	(20,113)	(13,554)
Net cash used in investing activities	(20,113)	(13,554)
Cash flows from financing activities:
Loan origination costs	—	(260)
Repurchase of shares of common stock	(33,807)	(6,117)
Proceeds from the exercise of stock options	—	3,761
Indirect repurchase of shares for minimum tax withholdings	(1,448)	(2,530)
Net cash used in financing activities	(35,255)	(5,146)
Net (decrease) increase in cash and cash equivalents	(22,495)	18,290
Cash and cash equivalents, beginning of period	106,621	86,817
Cash and cash equivalents, end of period	$84,126	$105,107

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,522	$386

Supplemental cash flow disclosures:
Cash paid for interest	$41	$26
Cash paid for income taxes	$466	$1,806

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of September 25, 2022, the Company operated 97 restaurants across 17 states.
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
For the thirteen weeks ended September 25, 2022 and September 26, 2021, there were approximately 91,952 and 19,300 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the thirty-nine weeks ended September 25, 2022 and September 26, 2021, there were approximately 65,638 and 6,400 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The computation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
BASIC
Net income	$4,989	$6,000	$18,378	$24,184

Weighted-average common shares outstanding	18,685,401	19,913,355	18,901,542	19,882,265
Basic net income per common share	$0.27	$0.30	$0.97	$1.22

DILUTED
Net income	$4,989	$6,000	$18,378	$24,184

Weighted-average common shares outstanding	18,685,401	19,913,355	18,901,542	19,882,265
Dilutive effect of stock options and restricted stock units	75,862	187,456	108,696	258,842
Weighted-average of diluted shares	18,761,263	20,100,811	19,010,238	20,141,107
Diluted net income per common share	$0.27	$0.30	$0.97	$1.20
4. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of September 25, 2022, the Company had 13,165 of stock options outstanding and exercisable with a remaining weighted average contractual term of approximately one year.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four years to five years from the date of grant. As of September 25, 2022, a total of 874,846 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $0.9 million for the thirteen weeks ended September 25, 2022 and September 26, 2021, and approximately $2.9 million for the thirty-nine weeks ended September 25, 2022 and September 26, 2021.
A summary of stock-based compensation activity related to restricted stock units for the thirty-nine weeks ended September 25, 2022 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 26, 2021	417,017	$24.10
Granted	145,363	31.10
Vested	(174,596)	23.36
Forfeited	(1,479)	20.99
Outstanding at September 25, 2022	386,305	$27.08	2.67
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 25, 2022, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $8.4 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.

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
The obligations under the Company’s Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of September 25, 2022, the Company had no borrowings under the Credit Facility, and was in compliance with all covenants under the Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at September 25, 2022 and December 26, 2021 are summarized as follows:

	September 25, 2022	December 26, 2021
Accrued compensation and related benefits	$9,779	$11,891
Other accruals	5,701	4,844
Property tax	3,289	2,782
Sales and use tax	2,880	2,806
Deferred gift card revenue	2,303	2,919
Total accrued liabilities	$23,952	$25,242
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
The Company repurchased 557,576 shares for approximately $12.8 million during the third quarter of 2022 and 1,334,388 shares for approximately $33.8 million during the thirty-nine weeks ended September 25, 2022. Subsequent to the end of the third quarter, the Company repurchased an additional 327,354 shares for a total of $7.8 million to complete the existing $50.0 million repurchase program.
On October 27, 2022, the Company’s Board of Directors approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of September 25, 2022, all of the Company's leases were operating.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Lease cost:	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Operating lease cost	$6,072	$6,388	$18,426	$19,263
Variable lease cost	358	270	1,094	809
	$6,430	$6,658	$19,520	$20,072

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Supplemental cash flow disclosures and other lease information:

	Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021
Cash paid for operating lease liabilities	$23,377	$28,272
Operating lease assets obtained (surrendered) in exchange for operating lease liabilities(a)	7,724	(1,998)
(a) The thirty-nine weeks ended September 25, 2022 includes a $7.4 million increase to operating lease assets and liabilities related to new lease commencements, a $2.8 million increase due to extending remaining lives of certain leases, partially offset by $2.5 million decrease as a result of termination of closed restaurant leases. The thirty-nine weeks ended September 26, 2021 includes a $8.9 million decrease to operating lease assets and liabilities related to the termination of five closed restaurant leases and a purchase of one existing lease, partially offset by a $6.9 million increase mainly due to extending remaining lives of certain leases.
The Company recorded $1.0 million in additional deferred lease incentives during the thirty-nine weeks ended September 25, 2022 and no deferred lease incentives during the same period last year.
Supplemental balance sheet disclosures:

Operating leases	Classification	September 25, 2022	December 26, 2021
Right-of-use assets	Operating lease assets	$149,036	$148,444

Deferred rent payments	Operating lease liability	107	447
Current lease liabilities	Operating lease liability	12,296	12,556
		12,403	13,003

Deferred rent payments	Operating lease liability, less current portion	89	152
Non-current lease liabilities	Operating lease liability, less current portion	185,354	188,583
		185,443	188,735

Total lease liabilities		$197,846	$201,738

Weighted average remaining lease term (in years)		12.9	13.0
Weighted average discount rate		7.6%	7.7%
Future minimum rent payments for our operating leases for the next five years as of September 25, 2022 are as follows:

Fiscal year ending:
Remainder of 2022	$6,696
2023	26,603
2024	25,960
2025	26,075
2026	25,095
Thereafter	198,824
Total minimum lease payments	309,253
Less: imputed interest	111,407
Present value of lease liabilities	$197,846
As of September 25, 2022, operating lease payments exclude approximately $3.8 million of legally binding minimum lease payments for leases signed but which we have not yet commenced payments.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

10. Income Taxes
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21%:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Expected income tax expense	$1,209	$1,512	$4,300	$5,664
State tax expense, net of federal benefit	199	230	767	935
FICA tip credit	(727)	(622)	(3,099)	(2,880)
Officers' compensation	49	101	206	474
Stock compensation	33	—	(94)	(1,396)
Other	4	(3)	19	10
Income tax expense	$767	$1,218	$2,099	$2,807
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of September 25, 2022, the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with this position could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As of September 25, 2022 and September 26, 2021, the Company recognized no liability for uncertain tax positions.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Property and equipment impairment	673	1,282	673	1,570
Total impairment charge	673	1,282	673	1,570

Closed restaurant costs	796	1,283	2,832	4,252
(Gain) loss on lease termination	(279)	1,408	(302)	1,899
Impairment, closed restaurant and other costs	$1,190	$3,973	$3,203	$7,721
Closed restaurant costs represent on-going expenses to maintain the closed restaurants, such as rent expense, utility and insurance among other costs required to maintain the remaining closed locations.
The Company terminated three of its closed restaurant lease agreements during both the thirteen weeks ended September 25, 2022 and September 26, 2021.
The Company terminated and/or subleased seven and five of its closed restaurant lease agreements during the thirty-nine weeks ended September 25, 2022 and September 26, 2021, respectively.

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
Overview
We are a growing full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of September 25, 2022, we operated 97 restaurants across 17 states.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 92 restaurants at September 25, 2022.
•Comparable Restaurant Sales as compared to 2019. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time as compared to that time in fiscal year 2019. The comparable group of restaurants include the restaurants that were in the comparable base as of the end of fiscal year 2019. Our 2019 comparable restaurant base consisted of 81 restaurants.
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
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Total open restaurants (at end of period)	97	96	97	96
Total comparable restaurants (at end of period)	92	91	92	91
Average unit volumes (in thousands)	$1,101	$1,070	$3,317	$3,164
Change in comparable restaurant sales(1)	2.6%	20.5%	4.9%	22.5%
Average check	$18.37	$17.27	$18.08	$17.33
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
Thirteen Weeks Ended September 25, 2022 Compared to Thirteen Weeks Ended September 26, 2021
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 25, 2022	% of Revenue	September 26, 2021	% of Revenue	$ Change	% Change
Revenue	$106,682	100.0%	$101,939	100.0%	$4,743	4.7%
Costs and expenses:
Cost of sales	29,149	27.3	24,972	24.5	4,177	16.7
Labor	32,378	30.4	29,776	29.2	2,602	8.7
Operating	17,441	16.3	15,001	14.7	2,440	16.3
Occupancy	7,490	7.0	7,351	7.2	139	1.9
General and administrative	6,700	6.3	6,996	6.9	(296)	(4.2)
Marketing	1,541	1.4	1,136	1.1	405	35.7
Restaurant pre-opening	266	0.2	349	0.3	(83)	(23.8)
Impairment, closed restaurant and other costs	1,190	1.1	3,973	3.9	(2,783)	(70.0)
Depreciation	5,102	4.9	5,093	5.0	9	0.2
Total costs and expenses	101,257	94.9	94,647	92.8	6,610	7.0
Income from operations	5,425	5.1	7,292	7.2	(1,867)	(25.6)
Interest (income) expense, net	(331)	(0.3)	74	0.1	(405)	(547.3)
Income before income taxes	5,756	5.4	7,218	7.1	(1,462)	(20.3)
Income tax expense	767	0.7	1,218	1.2	(451)	(37.0)
Net income	$4,989	4.7%	$6,000	5.9%	$(1,011)	(16.9)%
Revenue. Revenue increased $4.7 million, or 4.7%, to $106.7 million for the thirteen weeks ended September 25, 2022 from $101.9 million for the comparable period in 2021. The increase was primarily related to incremental revenue from an additional 21 operating weeks provided by new restaurants opened during and subsequent to the third quarter of 2021. For the third quarter of 2021 and 2022, off-premise sales were approximately 26.0% of total revenue.
Comparable restaurant sales increased 2.6% for the thirteen weeks ended September 25, 2022 compared to the same period last year primarily driven by a 6.2% increase in average check, partially offset by a 3.6% decrease in average weekly customers. Comparable restaurant sales increased 0.5% as compared to the same period in fiscal 2019.
Cost of sales. Cost of sales as a percentage of revenue increased to 27.3% during the thirteen weeks ended September 25, 2022 compared to 24.5% during the comparable period in 2021 primarily driven by a substantial increase in the cost of beef and chicken as well as fresh produce, cheese and grocery items. Overall commodity inflation was approximately 21% during the quarter, partially offset by a menu price increase taken during the year.
Labor costs. Labor costs as a percentage of revenue increased to 30.4% during the thirteen weeks ended September 25, 2022 from 29.2% during the comparable period in 2021 largely as a result of hourly labor rate inflation of approximately 10% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year, partially offset by a menu price increase taken during the year.
Operating costs. Operating costs as a percentage of revenue increased to 16.3% during the thirteen weeks ended September 25, 2022 from 14.7% during the same period in 2021 mainly as a result of higher restaurant repair and maintenance costs of approximately 27 basis points ("bps"), an increase in credit card fees of approximately 16 bps, higher insurance premiums of approximately 42 bps as well as cost pressures on both utilities and to-go supplies of approximately 45 bps.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 7.0% during the thirteen weeks ended September 25, 2022 from 7.2% during the comparable period in 2021 primarily as a result of sales leverage on fixed occupancy expenses.
General and administrative expenses. General and administrative expenses decreased to $6.7 million for the thirteen weeks ended September 25, 2022 as compared to $7.0 million for the same period in 2021. The decrease was primarily driven by a $1.0 million decrease in performance-based bonuses, partially offset by a $0.3 million increase in management salaries, a $0.2 million increase in legal and professional services costs as well as a $0.1 million increase in recruitment fees. As a percentage of revenues, general and administrative expenses decreased to 6.3% in the third quarter of 2022 from 6.9% in the third quarter of 2021.
Restaurant pre-opening costs. Restaurant pre-opening costs remained consistent at $0.3 million for the thirteen weeks ended September 25, 2022 as compared to the same period in 2021.
Marketing. Marketing expense as a percentage of revenue increased to 1.4% during the thirteen weeks ended September 25, 2022 as compared to 1.1% for the same period in 2021 as the Company reinstated its digital advertising campaigns across the nation.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $1.2 million during the thirteen weeks ended September 25, 2022 from $4.0 million during the comparable period in 2021. The decrease is largely driven by a $0.5 million reduction in closed restaurants costs during fiscal 2022 as well as a $2.3 million decrease in the loss on lease terminations as well as non-cash impairment charges recorded in relation to termination of closed restaurant operating leases. The Company terminated three of its closed restaurant operating leases during both the third quarter of 2022 and 2021. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Depreciation. Depreciation expense remained consistent at $5.1 million during the thirteen weeks ended September 25, 2022 as compared to the same period in 2021.
Income tax expense. We recorded an income tax expense of $0.8 million in the third quarter of 2022 compared to an income tax expense of $1.2 million during the comparable period in 2021. The effective income tax rate for the third quarter of 2022 was 13.3% compared to 16.9% in the same period last year. The decrease in the effective tax rate was mainly attributed to an increase in the proportion of employee tax credits to estimated annual income.
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
Net income. As a result of the foregoing, net income was $5.0 million during the thirteen weeks ended September 25, 2022 as compared to $6.0 million during the comparable period in 2021.
Thirty-Nine Weeks Ended September 25, 2022 Compared to Thirty-Nine Weeks Ended September 26, 2021
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirty-Nine Weeks Ended
	September 25, 2022	% of Revenue	September 26, 2021	% of Revenue	$ Change	% Change
Revenue	$318,114	100.0%	$297,802	100.0%	$20,312	6.8%
Costs and expenses:
Cost of sales	86,266	27.1	70,984	23.8	15,282	21.5
Labor	94,470	29.7	84,911	28.5	9,559	11.3
Operating	51,164	16.1	44,416	14.9	6,748	15.2
Occupancy	22,698	7.1	22,049	7.4	649	2.9
General and administrative	19,848	6.2	20,523	6.9	(675)	(3.3)
Marketing	4,568	1.4	3,351	1.1	1,217	36.3
Restaurant pre-opening	733	0.2	1,641	0.6	(908)	(55.3)
Impairment, closed restaurant and other costs	3,203	1.0	7,721	2.6	(4,518)	(58.5)
Depreciation	15,065	4.9	15,097	5.1	(32)	(0.2)
Total costs and expenses	298,015	93.7	270,693	90.9	27,322	10.1
Income from operations	20,099	6.3	27,109	9.1	(7,010)	(25.9)
Interest (income) expense, net	(378)	(0.1)	118	—	(496)	(420.3)
Income before income taxes	20,477	6.4	26,991	9.1	(6,514)	(24.1)
Income tax expense	2,099	0.6	2,807	1.0	(708)	(25.2)
Net income	$18,378	5.8%	$24,184	8.1%	$(5,806)	(24.0)%
Revenue. Revenue increased $20.3 million, or 6.8%, to $318.1 million for the thirty-nine weeks ended September 25, 2022 from $297.8 million for the comparable period in 2021. The increase was primarily related to growth in customer traffic as the Company continued to relax indoor dining capacity restrictions throughout its restaurants, as well as incremental revenue from an additional 88 operating weeks provided by new restaurants opened during and subsequent to December 26, 2021. For the thirty-nine weeks ended September 25, 2022, off-premise sales were approximately 26.8% of total revenue compared to approximately 28.1% in the same period last year.
Comparable restaurant sales increased 4.9% for the thirty-nine weeks ended September 25, 2022 compared to the same period last year primarily driven by a 4.4% increase in average check and a 0.5% increase in average weekly customers. Comparable restaurant sales decreased 0.2% as compared to the same period in fiscal 2019. The comparable restaurant sales as compared to 2019 were negatively impacted by the Omicron variant outbreak as well as the severe winter weather across most of the Central United States during the first quarter of 2022.
Cost of sales. Cost of sales as a percentage of revenue increased to 27.1% during the thirty-nine weeks ended September 25, 2022 compared to 23.8% during the comparable period in 2021 primarily due to a substantial increase in the cost of beef and chicken as well as fresh produce, cheese and grocery items. Overall commodity inflation was approximately 21% during the thirty-nine weeks ended September 25, 2022, partially offset by a menu price increase taken during the year.
Labor costs. Labor costs as a percentage of revenue increased to 29.7% during the thirty-nine weeks ended September 25, 2022 from 28.5% during the comparable period in 2021 largely as a result of hourly labor rate inflation of approximately 11% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year, partially offset by a menu price increase taken during the year.
Operating costs. Operating costs as a percentage of revenue increased to 16.1% during the thirty-nine weeks ended September 25, 2022 from 14.9% during the same period in 2021 mainly as a result of higher restaurant repair and maintenance costs of approximately 23 bps, an increase in credit card fees of approximately 16 bps, insurance premiums of approximately 18 bps as well as cost pressures on both utilities and to-go supplies of approximately 38 bps.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 7.1% during the thirty-nine weeks ended September 25, 2022 from 7.4% during the comparable period in 2021 primarily as a result of sales leverage on fixed occupancy expenses and an increase in occupancy expenses related to new restaurants opened since last year.
General and administrative expenses. General and administrative expenses decreased to $19.8 million for the thirty-nine weeks ended September 25, 2022 as compared to $20.5 million for the same period in 2021. The decrease was primarily driven by a $1.9 million decrease in performance-based bonuses, partially offset by a $0.9 million increase in management salaries, $0.2 million increase in recruitment fees as well as $0.2 million increase in public company and other travel related expenses as travel resumed to close to pre-COVID-19 pandemic levels. As a percentage of revenues, general and administrative expenses decreased to 6.2% in the third quarter of 2022 from 6.9% in the third quarter of 2021.
Restaurant pre-opening costs. Restaurant pre-opening costs decreased to $0.7 million for the thirty-nine weeks ended September 25, 2022 as compared to $1.6 million for the same period in 2021 due to the timing of new store openings.
Marketing. Marketing expense as a percentage of revenue increased to 1.4% during the thirty-nine weeks ended September 25, 2022 as compared to 1.1% for the same period in 2021 as the Company reinstated its digital advertising campaigns across the nation.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $3.2 million during the thirty-nine weeks ended September 25, 2022 from $7.7 million during the comparable period in 2021. The decrease is largely driven by a $1.4 million reduction in closed restaurants costs during fiscal 2022 as well as a $3.1 million decrease in the loss on lease terminations as well as non-cash impairment charges recorded in relation to termination of closed restaurant operating leases. The Company terminated and/or subleased seven of its closed restaurant leases during 2022 as compared to five of its closed restaurant leases during the same period last year. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Depreciation. Depreciation expense stayed consistent at $15.1 million during the thirty-nine weeks ended September 25, 2022 and the same period last year.
Income tax expense. We recorded an income tax expense of $2.1 million in the thirty-nine weeks ended September 25, 2022 compared to $2.8 million during the comparable period in 2021. The effective income tax rate for the thirty-nine weeks ended September 25, 2022 was 10.3% compared to 10.4% in the same period last year.
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
Net income. As a result of the foregoing, net income was $18.4 million during the thirty-nine weeks ended September 25, 2022 as compared to $24.2 million during the comparable period in 2021.
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
The Company repurchased 557,576 shares for approximately $12.8 million during the thirteen weeks ended September 25, 2022 and 1,334,388 shares for approximately $33.8 million during the thirty-nine weeks ended September 25, 2022. Subsequent to the end of the third quarter, the Company repurchased an additional 327,354 shares for a total of $7.8 million to complete the existing $50.0 million repurchase program.
On October 27, 2022, the Company’s Board of Directors approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors" of our Annual Report.
As of September 25, 2022, the Company had a strong financial position with $84.1 million in cash and cash equivalents, no debt and $35.0 million of availability under its revolving credit facility.
Cash Flows for Thirty-Nine Weeks Ended September 25, 2022 and September 26, 2021
The following table summarizes the statement of cash flows (in thousands):

	Thirty-Nine Weeks Ended
	September 25, 2022	September 26, 2021
Net cash provided by operating activities	$32,873	$36,990
Net cash used in investing activities	(20,113)	(13,554)
Net cash used in financing activities	(35,255)	(5,146)
Net (decrease) increase in cash and cash equivalents	(22,495)	18,290
Cash and cash equivalents at beginning of year	106,621	86,817
Cash and cash equivalents at end of period	$84,126	$105,107
Operating Activities. Net cash provided by operating activities decreased $4.1 million to $32.9 million for the thirty-nine weeks ended September 25, 2022 from $37.0 million during the comparable period in 2021. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was mainly attributable to:

1.a $5.8 million decrease in net income as well as a $2.7 million decrease in non-cash adjustments to net income;
2.a $1.1 million decrease in the accrued and other liabilities largely driven by higher expenditures around marketing, lower accrued bonuses and wages, partially offset by a repayment of deferred social security tax withholdings under the CARES Act during the third quarter of 2021; and
3.a $1.2 million increase in prepaid expenses and other assets mainly as a result of higher equipment deposits as we are ramping up our construction going into fiscal year 2023.

This overall decrease of $8.1 million, as detailed above, is partially offset by a $5.2 million decrease in operating lease liabilities mainly driven by a reduction in rent on closed restaurants and lease termination payments as compared to last year.

Investing Activities. Net cash used in investing activities increased $6.5 million to $20.1 million for the thirty-nine weeks ended September 25, 2022 from $13.6 million during the comparable period in 2021, mainly driven by the timing of our new restaurant construction as compared to the same period last year.
Financing Activities. Net cash used in financing activities increased $30.2 million to $35.3 million for the thirty-nine weeks ended September 25, 2022 from $5.1 million during the comparable period in 2021 primarily due to a $27.7 million increase in the repurchase of shares of our common stock as well as a $3.7 million decrease in proceeds from the exercise of stock options.
As of September 25, 2022, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.
Off-Balance Sheet Arrangements
As of September 25, 2022, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
•the impact of negative economic factors, including inflation and the availability of credit;
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended September 25, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended September 25, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
June 27, 2022 through July 24, 2022	34,185	$19.90	34,185	$19.9
July 25, 2022 through August 21, 2022	230,242	23.04	230,242	14.6
August 22, 2022 through September 25, 2022	293,149	23.09	293,149	7.8
Total	557,576	$22.87	557,576
(1)    On November 4, 2021, we announced that our board of directors replaced our previous share repurchase program and approved a new share repurchase program under which we may repurchase up to $50.0 million of our common stock. This repurchase program became effective on October 28, 2021 and expires on December 31, 2023. Subsequent to the end of the third quarter, the Company repurchased an additional 327,354 shares for a total of $7.8 million to complete the existing $50.0 million repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
On November 1, 2022, Starlette Johnson notified the Chairman of the Board of Directors of the Company of her decision to resign from the Board of Directors effective upon the completion of the board meeting on February 9, 2023.
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
Date: November 4, 2022

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)