Form 10-K
period 2022-12-25
CHUY'S HOLDINGS, INC.
filed 2023-02-21
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
_____________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of June 26, 2022 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $391 million.
The number of shares of the registrant’s common stock outstanding at February 14, 2023 was 17,998,170.

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
•the ultimate duration and severity of the COVID-19 pandemic and any new variants;
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principals. We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2022, 2021 and 2020 fiscal years each consisted of 52 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2022,” “fiscal 2022,” “fiscal year 2022” or similar references refer to the fiscal year ended December 25, 2022.

PART I
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's", “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.
ITEM 1.    BUSINESS
General
Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982. As of December 25, 2022, we operated 98 restaurants across 17 states, with an average annual unit volume of $4.4 million for our 93 comparable restaurants. Our restaurants have common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex-Mex inspired dishes. We believe our employees are the cornerstone of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
Our core menu was established using recipes from family and friends of our founders, and has remained relatively unchanged over the years. We offer the same menu for both lunch and dinner, which includes enchiladas, fajitas, tacos, burritos, combination platters and salads complemented by a variety of appetizers and desserts. Each of our restaurants also offers a variety of homemade sauces, including our signature Hatch Green Chile, Boom-Boom and Creamy Jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. During the COVID-19 pandemic the Company offered a limited menu featuring a number of long-time favorites and introduced convenient family meal and beverage kits. At the beginning of fiscal year 2022, we added several popular items back to our now full menu, including fan favorites like the Baja Shrimp Tacos and the Comida Deluxe combination platter. We also launched our first Chuy’s Knock Out ("CKO") limited-time food offering during the fourth quarter of 2022. The CKO showcased three new menu items, including the Macho Burrito and Pork Boom-Boom Enchiladas, made with our savory roasted pork. CKO food offerings will continue to run for six weeks once every quarter. Our menu offers considerable value to our customers with an average check of $18.14 as of December 25, 2022, which we believe is on the lower end of our casual dining peer group. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the King's Punch, a made-to-order, hand-shaken rum cocktail served in our signature shaker. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 25, 2022, alcoholic beverages constituted approximately 15% of our total restaurant sales.
We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Excluding patio space, our restaurants range in size from 4,700 to 10,300 square feet, with seating for approximately 200 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allow us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 4,700 customers per location per week or 244,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.
The onset of the COVID-19 pandemic at the end of the first quarter of 2020 caused significant disruptions to the Company's business operations as a result of mandatory closures, imposed capacity limitations and other restrictions. As a result, the Company developed a new operating model to address increased off-premise business with proportionately lower indoor dining. This allowed the Company to rightsize its labor model and maximize its restaurant level operating profit at reduced sales volumes. The Company continues to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The challenging labor market, commodity inflation pressures and supply chain shortages across many industries continue to increase costs to operate and stress our business. We cannot predict our ability to continue to operate without capacity limitations in the future which will depend in part on the actions of a number of governmental bodies over which we have no control, the efficacy and public acceptance of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions on our operations. See Item 1A. "Risk Factors—COVID-19 has harmed our business and may continue to do so" for additional information.
Our Business Strengths
Over our 40-year operating history, we have developed and refined the following strengths:
Fresh, Authentic Mexican and Tex-Mex Inspired Cuisine. Our goal is to provide unique, authentic Mexican and Tex-Mex inspired food using only the freshest ingredients. We believe we serve authentic Mexican and Tex-Mex inspired food based on our recipes, ingredients, cooking techniques and food pairings, which originated from our founders’ friends and families from Texas, Mexico and New Mexico. Every day in each restaurant, we roast and hand-pull chicken, make fresh tortillas, squeeze fresh lime juice and prepare fresh guacamole from whole avocados. In addition, we make all of our homemade sauces daily using high-quality ingredients. We believe this commitment to made-from-scratch, freshly prepared cooking results in great tasting, high-quality food, a sense of pride among our restaurant employees and loyalty among our customers. Our culinary team travels to Hatch, New Mexico every year to hand-select batches of our green chiles. We believe our commitment to serving high-quality food is also evidenced by serving only Choice quality beef and fresh ingredients. We believe our servers and kitchen staff are highly proficient in executing the core menu and capable of satisfying large quantities of custom orders, as the majority of our orders are personalized.
Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex-Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers with an average check of $18.14 as of December 25, 2022, which we believe is on the lower end of our casual dining peer group. Through our training programs, we teach our employees to make sure that each plate is prepared according to our presentation and recipe standards.
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
Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 25, 2022, our comparable restaurants generated average unit volumes of $4.4 million, with our highest volume comparable restaurant generating approximately $9.9 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $2.5 million.
Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. As of December 25, 2022 our senior management team had an average of approximately 38 years of restaurant experience and our 103 general managers had an average tenure at Chuy’s of approximately 8 years. In 2007, we hired our CEO and President, Steve Hislop. Since Mr. Hislop’s arrival in 2007, we have opened, and continue to operate, 90 new restaurants across the U.S. as of December 25, 2022.
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
We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. We opened one new restaurant in 2020 and postponed four new store openings to 2021 as part of our response to the COVID-19 pandemic and opened three new restaurants in 2022. During 2023, we plan to open a total of six to seven restaurants in existing core markets.
Deliver Consistent Comparable Restaurant Sales Through Providing High-Quality Food and Service. We believe we will be able to generate comparable restaurant sales growth by consistently providing an attractive price/value proposition for our customers with excellent service in an upbeat atmosphere. We remain focused on delivering freshly prepared, authentic, high-quality Mexican and Tex-Mex inspired cuisine at a considerable value to our customers. Though the core menu will remain unchanged, we will continue to explore potential additions as well as limited time food and drink offerings such as our CKOs. Additionally, we will continue to promote our brand and drive traffic through local marketing efforts, national digital marketing campaigns, social media influencers and charity partnerships, as well as our broad-ranging line of t-shirts.
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
Leverage Our Infrastructure. In preparation for our new restaurant development plan, we have made investments in our infrastructure over the past several years. We believe we now have the corporate and restaurant-level supervisory personnel in place to support our growth plan for the foreseeable future without significant additional investments in infrastructure. Therefore, we believe that as our restaurant base grows, our general and administrative costs are expected to increase at a slower growth rate than our revenue.
Real Estate
As of December 25, 2022, we leased 105 locations, of which 90 are free-standing restaurants, 15 are end-cap or in-line restaurants in Class A locations, 6 of which are closed. We also own five properties with a free-standing restaurant in Indiana, Oklahoma, Arkansas and Texas. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Excluding patio space, our restaurants range in size from approximately 4,700 to 10,300 square feet, averaging approximately 7,500 square feet with seating capacity for approximately 200 to 400 customers. Nearly all of our restaurants feature outdoor patios averaging approximately 1,000 square feet. All of our leases provide for base (fixed) rent, plus some provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial terms of our leases are 10 or 15 years in length with two to three, five-year extension options. The initial terms of our leases currently expire between 2023 and 2043. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.

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
Our new restaurants are either ground-up prototypes or conversions. For our new unit openings in 2023, we estimate the cost of a conversion or ground-up buildout will require an average net investment of approximately $4.5 million. The flexibility of our concept has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 14 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.
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
Restaurant Operations
We currently have twenty supervisors that report directly to our four Vice Presidents of Operations who in turn report to our Chief Operating Officer. Each supervisor oversees an average of approximately three to six restaurants. The staffing at our restaurants typically consists of a general manager, first assistant and kitchen manager and two to three assistant managers. In addition, each of our restaurants employs approximately 70 hourly employees.
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
Digital Marketing
We have continued to increase our digital footprint through paid search and social media, paid video campaigns, online listings and the launch of our new website. Our increased social media presence, primarily on Facebook, Instagram and TikTok, has enabled us to reach a significant number of people in a timely fashion and at a low cost. We have a Facebook page and a social media champion for every restaurant, allowing us to connect to the community with local content and celebrate our people and our culture. In addition to reaching a larger audience with targeted messaging and radius geo-fencing, we are gathering more accurate demographic information and insight into our customers' behaviors. Our Online Ordering and Table Management platforms are fully integrated with our digital initiatives, generating additional customer data points. We are able to use these first-party data points to drive our digital media targeting.
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
Off-Premise
We have increased our brand awareness outside of the four walls through our off-premise initiatives. Our Online Ordering platform allows customers to directly order Chuy’s from their computers or smart devices for pick up or delivery. Our restaurant To Go staff take care of traditional phoned-in To Go orders and build relationships with local businesses to increase To Go orders to customers who are unable to come to our restaurants. We have added catering vans, equipment and a dedicated Catering Manager to most of our major markets. The Company partners with third party delivery services to create another channel for new and existing customers to be exposed to our brand, including DoorDash and Uber Eats.

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
For the twelve months ended December 25, 2022, approximately 15% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. We are also subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
We are also subject to numerous federal, state and local laws affecting our business, including (1) laws relating to (a) immigration, employment, minimum wages, breaks, overtime, tip credits, worker conditions and health care, (b) nutritional labeling, nutritional content, menu labeling and food safety and (c) information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, (2) the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled, and (3) environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2022, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.
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
Human Capital Management
As of December 25, 2022, we had approximately 7,400 employees, including 100 corporate management and staff personnel, 600 restaurant level managers and 6,700 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees. We are committed to providing equal opportunities and seek to ensure there is equity in hiring, development and advancement. Our employees are a cornerstone of our culture and set the tone for a fun, family-friendly atmosphere with attentive service.
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
Our training process in connection with opening new restaurants has been refined over the course of our experience. Trainers oversee and conduct both service and kitchen training and are on site through the first three weeks of opening and remain on site as needed and depending on unit volumes during the initial weeks. We have one front- and one back-of-the-house training coordinators, and these training coordinators remain on-site to manage the opening with our other trainers. The lead and other trainers assist in opening new locations and lend support and introduce our standards and culture to the new team. We believe that hiring the best available team members and committing to their training helps keep retention high during the restaurant opening process. We are proud of our annual employee turnover rate at comparable restaurants, which as of December 25, 2022, was approximately 25% for store managers and 107% for hourly employees, which we believe is one of the lowest in the casual dining segment.
Fostering and maintaining a strong, healthy culture is a key strategic focus and drives our relationship with our customers, shareholders, business partners, communities and employees and enhances and differentiates our brand reputation. We devote substantial resources to provide extensive cultural training to our employees. In conjunction with our training activities, we hold “Culture Clubs” several times per year, as a means of fully imparting Chuy’s history through personal stories of our founders. We strive to offer an atmosphere of inclusion and belonging for all. We believe the cultural alignment we cultivate around respect and inclusion builds trust and promotes teamwork to achieve our common goals.

Company Information
The Company was incorporated in Delaware in 2006. Our principal executive office is located at 1623 Toomey Road, Austin, Texas 78704 and our telephone number is 1-888-HEY-CHUY. Our website address is www.chuys.com. The information on our website is not incorporated by reference into this report.
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission ("SEC").
ITEM 1A.    RISK FACTORS
In evaluating our Company, you should carefully consider the following risk factors and the other information in this report, including our consolidated financial statements and related notes to those statements. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed.
Risks Relating to Our Business and Industry
We have experienced and continue to experience inflationary conditions with respect to the cost for food, grocery items, labor and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset inflationary pressures on such costs, which may harm our business, financial condition and results of operations.
Our results of operations are dependent upon, among other things, the price and availability of food, grocery items, labor and utilities. In fiscal 2021 and 2022, the costs of commodities, labor, energy and other inputs necessary to operate our restaurants significantly increased. Fluctuations in economic conditions, weather, demand and other factors also affect the availability, quality and cost of the ingredients and products that we buy. Further, many of the products that we use and their costs are interrelated. Changes in global demand for corn, wheat and dairy products could cause volatility in the feed costs for poultry and livestock. Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for their energy supply. Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could harm our business, financial condition and results of operations. We expect the inflationary pressures and other fluctuations impacting the cost of these items to continue to impact our business in 2023. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases. Consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in revenue, our business, financial condition and results of operations may be harmed.
COVID-19 has harmed our business and may continue to do so.
The COVID-19 pandemic has caused and may continue to cause significant disruptions to our ability to generate revenue and cash flows, implement our restaurant development plan and open new restaurants and hire and retain employees and has caused and may continue to cause an increase in our commodity and labor costs. We have now reopened all of our restaurants without operating capacity restrictions and begun to open new restaurants; however, we cannot predict whether we will have to revert back to an off-premise only operating model at some or all of our restaurants or postpone restaurant development again. Additionally, different areas have seen varying levels of outbreaks or resurgences of COVID-19 and due to the concentration of our restaurants, these outbreaks or resurgences may harm our business, financial condition and results of operations more than our competitors. The COVID-19 pandemic has also adversely affected and may in the future continue to adversely affect the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms to us, if necessary.
Our business, financial condition and results of operations may be harmed if a significant number of our employees are unable to work, whether because of illness, required quarantine, limitations on travel or other government restrictions in connection with COVID-19. Additionally, if our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely harmed by such supply interruptions.
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
Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of December 25, 2022, we operated 98 restaurants, of which 5 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations and you should not rely on our past results as an indication of our future results of operations.
The success of our restaurants revolves principally around customer traffic and average check per customer and customer experience. Significant factors that might adversely affect customer traffic and average check per customer include, without limitation:
•uncertain or declining economic conditions, including rising inflation and interest rates, housing market downturns, rising unemployment rates, lower disposable income, credit conditions, fuel prices and consumer confidence and other events or factors that adversely affect consumer spending in the markets we serve;
•increased competition, particularly in the Mexican and casual and fast-casual dining segments;
•changes in consumer preferences or budgeting constraints;
•customers’ acceptance of our brand in new markets and experiences dining in our restaurants;
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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 to 98 restaurants as of December 25, 2022. We plan to open a total of six to seven restaurants during fiscal year 2023. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:
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
•our inability to comply with certain covenants under our revolving credit facility (the “Revolving Credit Facility”) that could limit our ability to open new restaurants;
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
Many of our current leases are non-cancelable and typically have initial terms ranging from 10 or 15 years in length with two to three five-year extension options. The initial terms of our leases currently expire between 2023 and 2043. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments or otherwise perform under one of our leases after a restaurant closes or if we are unable to renew our restaurant leases, our business, financial condition and results of operations could be harmed.
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
The restaurant industry depends on consumer discretionary spending. Economic conditions are uncertain and may decline or become more uncertain as a result of many factors, including the COVID-19 pandemic, rising interest rates and inflation. Uncertain or declining economic conditions, higher interest rates, higher fuel and other energy costs, inflation, higher levels of unemployment, higher debt levels and higher tax rates may repress consumer confidence and discretionary spending. If any of these events occur for a prolonged period of time, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out. We believe that if volatile economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and restaurant closures could result from prolonged negative restaurant sales, which could harm our business, financial condition and results of operations.
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
We believe we have built our reputation on the high-quality of our food, service and staff, as well as on our unique culture and the ambience in our restaurants, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand, including any foodborne illness or foodborne illness scare or COVID-19 outbreak could significantly reduce our brand’s value and harm our business, financial condition and results of operations. For example, our brand value could suffer and our business could be harmed if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambience, or otherwise believe we have failed to deliver a consistently positive experience. Additionally, negative incidents that occur at other restaurants may decrease demand for restaurant dining broadly including at our restaurants.
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
As of December 25, 2022, we operated a total of 40 restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas, local labor issues, the spread of COVID-19, changes in energy prices, adverse weather conditions, hurricanes, droughts, fires or other natural or man-made disasters could harm our business, financial condition and results of operations.
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
Negative effects on our existing and potential landlords due to the inaccessibility of credit, rising interest rates and other unfavorable economic factors may, in turn, harm our business, financial condition and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to the instability in the credit markets which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.
Changes in food availability and costs could harm our business, financial condition and results of operations.
Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. We rely on our national distributor, PFG, and various other suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. For our chicken products, we rely on two suppliers for all of our locations. See “Item 1. Business—Sourcing and Supply” for information regarding our suppliers. Any increase in distribution prices, increase in the prices charged by suppliers or failure to perform by these third-parties could cause our food costs to increase or us to experience short-term unavailability of certain products. Failure to identify an alternate source of supply for these items may result in significant cost increases and an inability to provide certain of the items on our menu. If these events occur, it may reduce the profitability of certain of our offerings and may cause us to increase our prices. In addition, any material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party distributors or suppliers, or interruptions in the delivery of products we need, may result in significant cost increases and reduce sales. Changes in the price, as a result of inflation or otherwise, or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customer’s demands, which could harm our business, financial condition and results of operations.
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
Food safety is a top priority, and we dedicate substantial resources to help ensure that our guests enjoy safe, quality food products. However, foodborne illnesses and food safety issues have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking us to instances of foodborne illness or other food safety issues, including food tampering or contamination, could harm our brand and reputation as well as our business, financial condition and results of operations. In addition, instances of foodborne illness, food tampering or food contamination occurring at our competitors’ restaurants could result in negative publicity about the food service industry generally and could harm our business, financial condition and results of operations.
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
During fiscal years 2022, 2021 and 2020, we opened three, four and one restaurants, respectively. During 2023, we plan to open a total of six to seven restaurants. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our business, financial condition and results of operations could be harmed. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would harm our business, financial condition and results of operations.
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
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches or attacks, viruses, worms and other disruptions. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations or if software or third-party vendors that support our information technology environment are compromised, our business, financial condition and results of operations could be harmed and subject us to litigation or actions by regulatory authorities. Further, adverse publicity resulting from such an event may harm our business, financial condition and results of operations. Although we have employed both internal resources and external consultants to audit our systems, and test them for vulnerability, and we have implemented firewalls, data encryption and other security controls and intend to maintain and upgrade our security technology and operational procedures to prevent damage, breaches or other disruptions, these measures may not eliminate all risks.
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
Risks Relating to Human Capital
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
Our restaurants are highly dependent on qualified management and operating personnel. Qualified individuals have historically and since the COVID-19 pandemic have been in short supply and an inability to attract and retain them would limit the success of our existing restaurants as well as our development of new restaurants. We place a heavy emphasis on the qualification and training of our personnel and believe we spend significantly more on training our employees than our competitors. We can make no assurances that we will be able to attract and retain qualified individuals in the future which may have a more significant effect on our operation than those of our competitors. Additionally, the cost of attracting and retaining qualified individuals may be higher than we anticipate, and as a result, our business, financial condition and results of operations could be harmed.
Our business operations and future development could be significantly disrupted if we lose key members of our management team.
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Steve Hislop, our Chief Executive Officer, Jon Howie, our Chief Financial Officer and John Mountford, our Chief Operating Officer. We currently have employment agreements in place with Messrs. Hislop, Howie and Mountford. The loss of the services of our CEO, other senior officers or other key employees could have a material adverse effect on our business and plans for future development. We also do not maintain any key man life insurance policies for any of our employees. If we are unable to retain these key members of management or are unable to successfully execute succession planning and attract additional qualified personnel, our business, financial condition and results of operations could be harmed.

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
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment, operating lease assets and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Deficient restaurant-level cash flow (defined as restaurant net income plus depreciation, gain and/or loss on assets and pre-opening expense) over the previous 24-month period in a stabilized location is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated undiscounted future cash flow expected to be generated by the restaurant. If the carrying amount of the restaurant exceeds estimated future cash flow, an impairment charge is recognized for the amount by which the asset’s carrying amount exceeds its fair value. As a result of the above-mentioned review process, we recognized a non-cash loss on asset impairment of $3.6 million, $2.7 million and $20.9 million in fiscal years 2022, 2021 and 2020, respectively.
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
At December 25, 2022, we had no outstanding indebtedness under our Revolving Credit Facility.
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
Longer term disruptions in the capital and credit markets as a result of the COVID-19 pandemic, rising interest rates, other uncertainties, changing or increased regulation, reduced alternatives, failures of significant financial institutions or other events could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged, which could harm our business, liquidity, capital resources and results of operations. Such measures could include deferring capital expenditures (including the opening of new restaurants) and reducing or eliminating other discretionary uses of cash.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
As of December 25, 2022, we operated 98 restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	2
Arkansas	3
Colorado	4
Florida	8
Georgia	2
Illinois	1
Indiana	4
Kentucky	5
Louisiana	1
Missouri	1
North Carolina	3
Ohio	6
Oklahoma	3
South Carolina	1
Tennessee	8
Texas	40
Virginia	6
Total	98

We generally lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. As of December 25, 2022, we owned five properties: one in Carmel, Indiana, one in Norman, Oklahoma, one in Oklahoma City, Oklahoma, one in Fayetteville, Arkansas and one in Harker Heights, Texas. For additional information regarding our obligations under our leases, see Note 8 to our Consolidated Financial Statements. See Item 1. "Business—Real Estate" for additional information regarding our properties.
All of our restaurant leases provide for base (fixed) rent, and some provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our restaurant leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease term is 10 or 15 years in length with two to three five-year extension options. The initial terms of our leases currently expire between 2023 and 2043. We are also generally obligated to pay certain real estate taxes, insurances, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.
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
Holders
As of February 14, 2023, there were approximately four holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy
During the fiscal years ended December 25, 2022 and December 26, 2021, we did not declare or pay any dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation, growth of our business and, to the extent that our board of directors believes appropriate in light of market conditions, the repurchase of shares of our common stock pursuant to the board-approved share repurchase plan. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Purchases of Equity Securities by the Issuer
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended December 25, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
September 26, 2022 through October 23, 2022	327,354	$23.98	327,354	$—
October 24, 2022 through November 20, 2022	—	—	—	50.0
November 21, 2022 through December 25, 2022	—	—	—	50.0
Total	327,354	$23.98	327,354
(1)    On November 4, 2021, we announced that our board of directors approved a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock. This repurchase program became effective on October 28, 2021 and had an expiration date of December 31, 2023. During the fourth quarter of 2022, we repurchased 327,354 shares for a total of $7.8 million to complete the existing $50.0 million repurchase program. On November 3, 2022, the Company announced that its board of directors approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding. This repurchase program became effective on October 27, 2022 and expires on December 31, 2024.

Stock Performance Chart
The following graph compares the cumulative stockholder return on our common stock relative to the Nasdaq Composite, our peer group, which consists of: BJ's Restaurants, Inc., Bloomin' Brands, Inc., Brinker International, Inc., Cracker Barrel Old Country Store, Inc., Denny's Corporation, Red Robin Gourmet Burgers, Inc. and Ruth's Hospitality Group, Inc. and our prior peer group. Our peer group consists of companies which compete in the casual dining segment of the restaurant industry and have comparable market capitalizations. The comparison assumes a $100 initial investment and the reinvestment of dividends. This graph is furnished and not filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the below stock performance graph is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

Stock Performance Chart
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
12/25/2017
12/30/2018
12/29/2019
12/27/2020
12/26/2021
12/25/2022
CHUY
Prior Peer Group
NASDAQ Composite Index
Peer Group

	12/25/2017	12/30/2018	12/29/2019	12/27/2020	12/26/2021	12/25/2022
Chuy's Holdings, Inc.	100.00	64.03	92.09	99.57	106.06	103.32
Peer Group(1)	100.00	98.48	98.91	101.5	89.01	74.92
Prior Peer Group	100.00	97.94	95.00	114.88	119.38	119.63
NASDAQ Composite Index	100.00	95.38	130.47	185.48	226.75	152.07

(1)    We believe a peer group that includes companies with comparable market capitalizations provides a better comparison to the Company's performance. As a result, we removed The Cheesecake Factory Incorporated and Texas Roadhouse, Inc. from our peer group and added Cracker Barrel Old Country Store, Inc., Denny's Corporation and Ruth's Hospitality Group, Inc. which have comparable market capitalizations and are in the casual dining segment of the restaurant industry.

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
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of December 25, 2022, we operated 98 restaurants across 17 states.
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
We opened three restaurants in fiscal 2022. During fiscal 2023, we plan to open six to seven restaurants. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”
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
COVID-19 Pandemic
The onset of the COVID-19 pandemic at the end of the first quarter of 2020 caused significant disruptions to the Company's business operations as a result of mandatory closures, imposed capacity limitations and other restrictions. As a result, the Company developed a new operating model to address increased off-premise business with proportionately lower indoor dining. This allowed the Company to rightsize its labor model and maximize its restaurant level operating profit at reduced sales volumes. The Company continues to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The challenging labor market, commodity inflation pressures and supply chain shortages across many industries continue to increase costs to operate and stress our business. We cannot predict our ability to continue to operate without capacity limitations in the future which will depend in part on the actions of a number of governmental bodies over which we have no control, the efficacy and public acceptance of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions on our operations.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 93, 92 and 86 restaurants at December 25, 2022, December 26, 2021 and December 27, 2020, respectively.
•Comparable Restaurant Sales as compared to 2019. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time as compared to that time in fiscal year 2019. The comparable group of restaurants include the restaurants that were in the comparable base as of the end of fiscal year 2019. Our comparable restaurant base consisted of 81 restaurants at December 25, 2022.
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
The following table presents operating data for the periods indicated:

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Total restaurants (at end of period)	98	96	92
Total comparable restaurants (at end of period)	93	92	86
Average unit volumes (in thousands) (1)	$4,382	$4,197	$3,477
Change in comparable restaurant sales (1)	4.5%	22.1%	(22.1)%
Average check	$18.14	$17.30	$16.93
(1)We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2022, 2021 and 2020 years each consisted of 52 weeks.
Key Financial Definitions
Revenue. Revenue primarily consists of food and beverage sales and also includes merchandise sales of our t-shirts, sweatshirts and hats. Revenue is presented net of discounts associated with each sale. Revenue in a given period is directly influenced by the number of operating weeks in such period, the number of restaurants we operate and comparable restaurant sales growth.
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

Interest (income) expense, net. Interest (income) expense consists primarily of interest income earned on the excess cash invested in money market funds, reduced by interest on our outstanding indebtedness, uncommitted credit facility fees and the amortization of our debt issuance costs.
Results of Operations
Year Ended December 25, 2022 Compared to the Year Ended December 26, 2021
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 25, 2022	% of Revenue	December 26, 2021	% of Revenue	Change	% Change
Revenue	$422,215	100.0%	$396,467	100.0%	$25,748	6.5%
Costs and expenses:
Cost of sales	114,903	27.2	96,476	24.3	18,427	19.1
Labor	126,249	29.9	113,622	28.7	12,627	11.1
Operating	68,436	16.2	59,617	15.0	8,819	14.8
Occupancy	29,964	7.1	29,281	7.4	683	2.3
General and administrative	26,333	6.2	26,599	6.7	(266)	(1.0)
Marketing	6,004	1.4	4,360	1.1	1,644	37.7
Restaurant pre-opening	1,362	0.3	1,731	0.4	(369)	(21.3)
Impairment, closed restaurant and other costs	6,452	1.5	10,182	2.6	(3,730)	(36.6)
Depreciation	20,176	4.9	20,197	5.1	(21)	(0.1)
Total costs and expenses	399,879	94.7	362,065	91.3	37,814	10.4
Income from operations	22,336	5.3	34,402	8.7	(12,066)	(35.1)%
Interest (income) expense, net	(872)	(0.2)	144	0.1	(1,016)	*
Income before income taxes	23,208	5.5	34,258	8.6	(11,050)	(32.3)
Income tax expense	2,353	0.6	4,082	0.9	(1,729)	(42.4)
Net income	$20,855	4.9%	$30,176	7.7%	$(9,321)	(30.9)%

* Not meaningful
Revenue. Revenue was $422.2 million for the year ended December 25, 2022 compared to $396.5 million for the year ended December 26, 2021. The increase was primarily related to 4.5% growth in the comparable restaurant sales as well as incremental revenue from an additional 110 operating weeks provided by new restaurants opened during and subsequent to December 26, 2021. For fiscal year 2022 and 2021, off-premise sales were approximately 27% and 28% of total revenue, respectively.
Comparable restaurant sales increased 4.5% for the year ended December 25, 2022 compared to the same period in 2021 primarily driven by a 4.8% increase in average check, partially offset by a 0.3% decrease in average weekly customers. Comparable restaurant sales increased 0.6% as compared to the same period in fiscal 2019.
Cost of sales. Cost of sales as a percentage of revenue increased to 27.2% during the year ended December 25, 2022 from 24.3% during the same period in 2021 primarily driven by a substantial increase in the cost of beef and chicken as well as fresh produce, cheese and grocery items. Overall commodity inflation was approximately 19% during the year, partially offset by menu price increases taken during the year.
Labor costs. Labor costs as a percentage of revenue increased to 29.9% during the year ended December 25, 2022 from 28.7% during the comparable period in 2021 largely as a result of hourly labor rate inflation of approximately 11% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year.
Operating costs. Operating costs as a percentage of revenue increased to 16.2% during the year ended December 25, 2022 from 15.0% during the comparable period in 2021 mainly as a result of higher restaurant repair and maintenance costs of approximately 20 basis points ("bps"), higher insurance premiums of approximately 20 bps, continued cost pressures on both utilities and to-go supplies for a total of approximately 40 bps, and an increase of approximately 10 bps in both delivery charges as well as credit card fees.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 7.1% during the year ended December 25, 2022 as compared to 7.4% for the same period in 2021 primarily as a result of sales leverage on fixed occupancy expenses.

General and administrative expenses. General and administrative expenses decreased $0.3 million to $26.3 million for the year ended December 25, 2022 as compared to $26.6 million during the comparable period in 2021. The decrease was primarily driven by a $1.8 million decrease in performance-based bonuses, partially offset by a $1.1 million increase in management salaries, $0.4 million increase in public company and other travel related expenses as travel resumed to close to pre-COVID-19 pandemic levels and a $0.2 million increase in recruitment fees. As a percentage of revenues, general and administrative expenses decreased to 6.2% in 2022 from 6.7% in 2021.
Marketing costs. Marketing costs as a percentage of revenue increased to 1.4% during the year ended December 25, 2022 from 1.1% during the comparable period in 2021 as the company reinstated its digital advertising campaigns across the nation.
Restaurant pre-opening costs. Restaurant pre-opening costs decreased by $0.3 million to $1.4 million for the year ended December 25, 2022 as compared to $1.7 million due to the timing of new store openings.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $6.5 million during the year ended December 25, 2022 from $10.2 million during the comparable period in 2021. The decrease is largely driven by a $2.0 million reduction in closed restaurants costs during fiscal 2022 as well as a $2.7 million decrease in the loss on lease terminations, partially offset by $1.0 million increase in the non-cash impairment charges recorded in relation to the termination of closed restaurant operating leases and one under-performing restaurant during the fourth quarter of 2022. The Company terminated and/ or subleased seven of its closed restaurant operating leases during 2022 as compared to six in the same period last year. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Depreciation. Depreciation remained consistent at $20.2 million for the year ended December 25, 2022 as compared to the comparable period in 2021.
Income tax expense. Income tax expense was $2.4 million in fiscal 2022 compared to an income tax expense of $4.1 million in fiscal 2021. The effective income tax rate for fiscal 2022 was 10.1% compared to 11.9% in the same period last year. The decrease in the effective tax rate was mainly attributed to an increase in the proportion of employee tax credits to annual pre-tax income.
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
Net income. As a result of the foregoing, net income was $20.9 million in fiscal 2022 compared to net income of $30.2 million in fiscal 2021.

Year Ended December 26, 2021 Compared to the Year Ended December 27, 2020
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 26, 2021	% of Revenue	December 27, 2020	% of Revenue	Change	% Change
Revenue	$396,467	100.0%	$320,952	100.0%	$75,515	23.5%
Costs and expenses:
Cost of sales	96,476	24.3	79,033	24.6	17,443	22.1
Labor	113,622	28.7	98,184	30.6	15,438	15.7
Operating	59,617	15.0	50,352	15.7	9,265	18.4
Occupancy	29,281	7.4	29,406	9.2	(125)	(0.4)
General and administrative	26,599	6.7	22,195	6.9	4,404	19.8
Marketing	4,360	1.1	2,732	0.9	1,628	59.6
Restaurant pre-opening	1,731	0.4	1,769	0.6	(38)	(2.1)
Impairment, closed restaurant and other costs	10,182	2.6	26,794	8.3	(16,612)	(62.0)
Gain on insurance settlements	—	—	(1,000)	(0.3)	1,000	*
Depreciation	20,197	5.1	20,031	6.2	166	0.8
Total costs and expenses	362,065	91.3	329,496	102.7	32,569	9.9
Income (loss) from operations	34,402	8.7	(8,544)	(2.7)	42,946	*
Interest expense, net	144	0.1	257	—	(113)	(44.0)
Income (loss) before income taxes	34,258	8.6	(8,801)	(2.7)	43,059	*
Income tax expense (benefit)	4,082	0.9	(5,507)	(1.7)	9,589	*
Net (loss) income	$30,176	7.7%	$(3,294)	(1.0)%	$33,470	*

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
During the fiscal years ended 2022, 2021, and 2020 the Company repurchased 1,661,742, 461,501 and 90,144 (prior to the beginning of the COVID-19 pandemic) shares of common stock for a total cost of $41.7 million, $14.5 million and $1.4 million, respectively. As of December 25, 2022, the Company completed its existing $50.0 million repurchase program.

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
As of December 25, 2022, the Company had a strong financial position with $78.0 million in cash and cash equivalents, no debt and $35.0 million of availability under its revolving credit facility.
Cash Flows for the Years Ended December 25, 2022, December 26, 2021 and December 27, 2020
The following table summarizes the statements of cash flows (in thousands):

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Net cash provided by operating activities	$42,806	$49,780	$42,714
Net cash used in investing activities	(28,300)	(16,413)	(12,149)
Net cash (used in) provided by financing activities	(43,099)	(13,563)	46,178
Net (decrease) increase in cash and cash equivalents	(28,593)	19,804	76,743
Cash and cash equivalents at beginning of year	106,621	86,817	10,074
Cash and cash equivalents at end of period	$78,028	$106,621	$86,817
Operating Activities. Net cash provided by operating activities decreased $7.0 million to $42.8 million for the year ended December 25, 2022 compared to $49.8 million during the comparable period in 2021. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was mainly attributable to:
1)a $9.3 million decrease as a result of lower net income;
2)a $2.0 million decrease in the accrued and other liabilities largely driven by lower accrued performance-based bonus in fiscal 2022 as compared to last year; and
3)a $2.0 million decrease in non-cash adjustment related to an unfavorable change in deferred income taxes as compared to last year.
This overall decrease of $13.3 million, as detailed above, is partially offset by a $6.7 million lower payments on operating lease liabilities mainly driven by a reduction in rent on closed restaurants and lease termination payments as compared to last year.
Net cash provided by operating activities increased $7.1 million to $49.8 million for the year ended December 26, 2021 compared to $42.7 million during the same period in 2020. The increase in net cash provided by operating activities was mainly attributable to a 22.1% increase in comparable restaurant sales, a substantial improvement in the restaurant-level operating margin as well as a $7.6 million increase in deferred income taxes due in part to a CARES Act administrative correction which took place in fiscal year 2020. This overall increase was partially offset by $7.8 million in lease termination costs paid during fiscal 2021 to terminate six of our closed restaurant leases as well as a $2.3 million repayment of deferred rent liability (included in operating lease liabilities) recorded as a result of rent deferment and concessions during the COVID-19 pandemic.
Investing Activities. Net cash used in investing activities increased $11.9 million to $28.3 million for the year ended December 25, 2022, from $16.4 million during the comparable period in 2021. The increase was mainly driven by the timing of our new restaurant construction as compared to the same period last year.
Net cash used in investing activities increased $4.3 million to $16.4 million for the year ended December 26, 2021, from $12.1 million for the year ended 2020. The increase was mainly driven by our new restaurant construction as compared to the same period last year.
Financing Activities. Net cash used in financing activities increased $29.5 million to $43.1 million for the year ended December 25, 2022 from net cash used in financing activities of $13.6 million during the comparable period in 2021 primarily due to a $27.1 million increase in the repurchase of shares of our common stock as well as a $3.7 million decrease in proceeds from the exercise of stock options.
Net cash used in financing activities decreased $59.8 million to $13.6 million for the year ended December 26, 2021 from net cash provided by financing activities of $46.2 million for the same period in 2020. The decrease was primarily due to $48.2 million in net proceeds received in the Company's ATM offering completed during the second quarter of fiscal 2020 and a $13.1 million increase in the repurchases of common shares during fiscal year 2021 as compared to fiscal 2020, partially offset by a $3.5 million increase in proceeds from the exercise of options during fiscal year 2021.

For the years ended December 25, 2022, December 26, 2021 and December 27, 2020, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources typically required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. For our new unit openings in 2023, we estimate the cost of a conversion or ground-up buildout will require an average net investment of approximately $4.5 million. In addition, we expect to spend approximately $0.5 million to $0.6 million per restaurant for restaurant pre-opening costs.
For 2023, we currently estimate capital expenditure outlays will range between $35.0 million and $39.0 million and approximately $2.5 million to $3.0 million of restaurant pre-opening costs for new restaurants. These capital expenditure estimates are based on the opening of six to seven new restaurants and approximately $7.0 million to maintain and remodel our existing restaurants and for other general corporate purposes.
Based on our growth plans, we believe our existing cash balance combined with future expected cash flows from operations and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2023 and beyond.
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
We had a net working capital of $43.5 million at December 25, 2022 compared to a net working capital of $72.1 million at December 26, 2021.
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
The obligations under the Company’s Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of December 25, 2022, the Company had no borrowings under the Credit Facility, and was in compliance with all covenants under the Credit Facility.

Contractual Obligations
The following table summarizes contractual obligations at December 25, 2022 (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating Lease Obligations (1)	$308,505	$26,720	$52,787	$48,552	$180,446
Purchase Obligations (2)	49,582	49,582	—	—	—
Total	$358,087	$76,302	$52,787	$48,552	$180,446
(1)Reflects the aggregate minimum lease payments for our restaurant operations and corporate office, including approximately $3.0 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession. Operating lease obligations excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales.
(2)Includes contractual purchase commitments for the purchase of goods related to restaurant operations and commitments for construction of new restaurants.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 25, 2022, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
As a result of the above mentioned process, the Company recorded a non-cash loss on asset impairment of $3.6 million during the fiscal year ended December 25, 2022, $2.7 million during the fiscal year ended December 26, 2021 and $20.9 million during the fiscal year ended December 27, 2020.
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
Similarly, for the impairment evaluation for indefinite life intangible assets, which includes our trade names, we determine whether the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. Our analysis indicated that no impairments of goodwill or indefinite-lived intangibles occurred during fiscal 2022, 2021 or 2020.

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on LIBOR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in an annualized change to our interest expense of approximately $3,500 per every million dollars borrowed. As of December 25, 2022, we had no borrowings under our Revolving Credit Facility.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2022 based on the criteria in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2022.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chuy’s Holdings, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Chuy's Holdings, Inc.'s (the Company) internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 21, 2023 expressed an unqualified opinion.
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
February 21, 2023

ITEM 9B.    OTHER INFORMATION
None
PART III
The information required by Items 10, 11, 12, 13 and 14 will be furnished by an amendment hereto that will contain such information.
PART IV
ITEM 15: EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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

Date:	February 21, 2023	CHUY’S HOLDINGS, INC.

		By:	/s/ JON W. HOWIE
Jon W. Howie
Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN J. HISLOP
Steven J. Hislop	Chairman of the Board, Director, President and Chief Executive Officer (principal executive officer)	2/21/2023
/s/ JON W. HOWIE
Jon W. Howie	Director, Vice President and Chief Financial Officer (principal financial and accounting officer)	2/21/2023
/s/ SAED MOHSENI
Saed Mohseni	Director	2/21/2023
/s/ RANDALL DEWITT
Randall DeWitt	Director	2/21/2023
/s/ IRA ZECHER
Ira Zecher	Director	2/21/2023
/s/ JODY BILNEY
Jody Bilney	Director	2/21/2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chuy's Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. (the Company) as of December 25, 2022 and December 26, 2021, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 25, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Critical Audit Matters
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
Impairment of long-lived assets
As described in Notes 2 and 10 to the consolidated financial statements, the Company assesses long-lived assets, such as property and equipment and operating lease assets, for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying amount of the restaurant asset group exceeds estimated future undiscounted cash flows, an impairment charge may be recognized to the extent by which the restaurant asset group’s carrying amount exceeds its fair value. As of December 25, 2022, long-lived assets consisted of property and equipment, net of $186 million and operating lease assets, net of $147 million. During the year ended December 25, 2022, the Company recorded an impairment of long-lived assets of $3.6 million.
The Company makes assumptions to estimate future cash flows and the fair value of assets. We identified the assumptions used by management as a critical audit matter. Estimated future cash flows are based on the Company’s forecasts and understanding of their business, historical operating results and trends in revenue from restaurant operations and restaurant level operating costs. The Company generally uses the depreciated replacement cost method, the income approach, or discounted cash flow projections to estimate fair value. The estimates of undiscounted cash flows and fair value of the restaurant asset group required greater auditor judgment and the use of valuation specialists to assist the auditor in evaluating the assumptions used by management. Specifically, the undiscounted operating cash flow scenarios applied by the Company based on expected future performance, the revenue growth rate, operating margin assumptions, and the assumptions used to determine the fair value of the restaurant asset group were especially challenging to evaluate as minor changes to those assumptions had a potential significant effect on the Company’s assessment of the fair value of the restaurant asset groups and the amount of the related loss on asset impairment.
Our audit procedures related to the Company’s assumptions used to estimate future cash flows and fair value of the restaurant asset group, included the following, among others:
•We obtained an understanding of the relevant controls related to the Company’s long-lived asset impairment assessment process and tested such controls for design and operating effectiveness, including controls related to the revenue growth rate, operating margin assumptions used by management to determine undiscounted cash flows, and the fair value of the restaurant asset group.
•We performed sensitivity analyses over the probability weighting scenarios applied by the Company based on expected future performance noting that the two key assumptions were the revenue growth rate and the operating margin.
•We evaluated the Company’s forecasted revenue growth rate and operating margin assumptions for the restaurant asset groups by comparing the assumptions to the Company’s historical performance across all restaurant locations to assess the Company’s ability to accurately forecast.
•We evaluated the Company’s assumptions used to determine future cash flows for operating locations by comparing to the Company’s historical performance for the restaurant asset groups and to the Company’s historical performance across all restaurant locations to assess the Company’s ability to accurately forecast, as well as comparing the potential lease-up period and sublease income for the sublease scenario to external market participant data. We also assessed the discount rate used in the discounted cash flow projections by comparing to internal and external data and evaluated the impact of changes on the fair value of the restaurant asset group.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Austin, Texas
February 21, 2023

CHUY’S HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 25, 2022	December 26, 2021
Assets
Current assets:
Cash and cash equivalents	$78,028	$106,621
Accounts receivable	2,004	1,811
Lease incentives receivable	900	—
Inventories	2,069	1,676
Income tax receivable	—	1,083
Prepaid expenses and other current assets	4,817	3,273
Total current assets	87,818	114,464
Property and equipment, net	185,956	179,369
Operating lease assets	146,920	148,444
Deferred tax asset, net	4,958	5,400
Other assets and intangible assets, net	3,160	1,678
Trade name	21,900	21,900
Goodwill	24,069	24,069
Total assets	$474,781	$495,324
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,059	$4,127
Accrued liabilities	23,321	25,242
Operating lease liabilities	12,499	13,003
Income tax payable	479	—
Total current liabilities	44,358	42,372
Operating lease liabilities, less current portion	183,670	188,735
Other liabilities	2,192	1,423
Total liabilities	230,220	232,530

Contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,998,170 shares issued and outstanding at December 25, 2022 and 19,538,058 shares issued and outstanding at December 26, 2021	180	195
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 25, 2022 and December 26, 2021	—	—
Paid-in capital	96,586	135,659
Retained earnings	147,795	126,940
Total stockholders’ equity	244,561	262,794
Total liabilities and stockholders’ equity	$474,781	$495,324

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Revenue	$422,215	$396,467	$320,952
Costs and expenses:
Cost of sales	114,903	96,476	79,033
Labor	126,249	113,622	98,184
Operating	68,436	59,617	50,352
Occupancy	29,964	29,281	29,406
General and administrative	26,333	26,599	22,195
Marketing	6,004	4,360	2,732
Restaurant pre-opening	1,362	1,731	1,769
Impairment, closed restaurant and other costs	6,452	10,182	26,794
Gain on insurance settlements	—	—	(1,000)
Depreciation	20,176	20,197	20,031
Total costs and expenses	399,879	362,065	329,496
Income (loss) from operations	22,336	34,402	(8,544)
Interest (income) expense, net	(872)	144	257
Income (loss) before income taxes	23,208	34,258	(8,801)
Income tax expense (benefit)	2,353	4,082	(5,507)
Net income (loss)	$20,855	$30,176	$(3,294)
Net income (loss) per common share:
Basic	$1.12	$1.52	$(0.18)
Diluted	$1.11	$1.50	$(0.18)
Weighted-average shares outstanding:
Basic	18,682,255	19,835,550	18,396,335
Diluted	18,793,455	20,079,237	18,396,335

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 29, 2019	16,636,464	$166	$94,712	$100,058	$194,936
Stock-based compensation	—	—	3,922	—	3,922
Proceeds from exercise of stock options	20,918	—	234	—	234
Sale of common stock from ATM offering, net of fees and expenses	3,041,256	31	48,136	—	48,167
Repurchase of shares of common stock	(90,144)	(1)	(1,421)	—	(1,422)
Settlement of restricted stock units	146,325	1	(1)	—	—
Indirect repurchase of shares for minimum tax withholdings	(44,270)	—	(685)	—	(685)
Net loss	—	—	—	(3,294)	(3,294)
Balance, December 27, 2020	19,710,549	197	144,897	96,764	241,858
Stock-based compensation	—	—	4,063	—	4,063
Proceeds from exercise of stock options	163,354	2	3,759	—	3,761
Repurchase of shares of common stock	(461,501)	(5)	(14,513)	—	(14,518)
Settlement of restricted stock units	183,467	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(57,811)	(1)	(2,545)	—	(2,546)
Net income	—	—	—	30,176	30,176
Balance, December 26, 2021	19,538,058	195	135,659	126,940	262,794
Stock-based compensation	—	—	4,011	—	4,011
Proceeds from exercise of stock options	821	—	24	—	24
Repurchase of shares of common stock	(1,661,742)	(17)	(41,639)	—	(41,656)
Settlement of restricted stock units	176,233	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(55,200)	—	(1,467)	—	(1,467)
Net income	—	—	—	20,855	20,855
Balance, December 25, 2022	17,998,170	$180	$96,586	$147,795	$244,561

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Cash flows from operating activities:
Net income (loss)	$20,855	$30,176	$(3,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,176	20,197	20,031
Amortization of operating lease assets	9,586	9,574	9,233
Amortization of loan origination costs	87	126	53
Loss on asset impairment, closed restaurant and other costs	3,848	4,114	22,138
Stock-based compensation	3,801	3,867	3,702
Loss on disposal of property and equipment	138	31	437
Deferred income taxes	442	2,406	(5,205)
Changes in operating assets and liabilities:
Accounts receivable	(193)	(304)	(81)
Lease incentives receivable	(900)	200	50
Inventories	(393)	(227)	208
Income tax receivable and payable	1,562	(109)	(1,506)
Prepaid expenses and other assets	(522)	(112)	(397)
Accounts payable	450	711	(1,302)
Accrued and other liabilities	(1,152)	836	5,173
Operating lease liabilities	(14,979)	(21,706)	(6,526)
Net cash provided by operating activities	42,806	49,780	42,714
Cash flows from investing activities:
Purchase of property and equipment, net	(28,300)	(16,413)	(12,149)
Net cash used in investing activities	(28,300)	(16,413)	(12,149)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	—	48,167
Borrowings under revolving line of credit	—	—	25,000
Payments under revolving line of credit	—	—	(25,000)
Loan origination costs	—	(260)	(116)
Proceeds from exercise of stock options	24	3,761	234
Repurchase of shares of common stock	(41,656)	(14,518)	(1,422)
Indirect repurchase of shares for minimum tax withholdings	(1,467)	(2,546)	(685)
Net cash (used in) provided by financing activities	(43,099)	(13,563)	46,178
Net (decrease) increase in cash and cash equivalents	(28,593)	19,804	76,743
Cash and cash equivalents, beginning of period	106,621	86,817	10,074
Cash and cash equivalents, end of period	$78,028	$106,621	$86,817

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$3,482	$439	$26

Supplemental cash flow disclosures:
Cash paid for interest	$52	$26	$202
Cash paid for income taxes	$352	$1,793	$1,232

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

1. Description of Business
Chuy’s Holdings, Inc., a Delaware corporation (the “Company” or "Chuy's"), through its subsidiaries owns and operates restaurants across 17 states including Texas, the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company operated 98 restaurants as of December 25, 2022, 96 restaurants as of December 26, 2021 and 92 restaurants as of December 27, 2020.
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
Fiscal year
The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020 each consisted of 52 weeks.
COVID-19 pandemic
The onset of the COVID-19 pandemic at the end of the first quarter of 2020 caused significant disruptions to the Company's business operations as a result of mandatory closures, imposed capacity limitations and other restrictions. As a result, the Company developed a new operating model to address increased off-premise business with proportionately lower indoor dining. This allowed the Company to rightsize its labor model and maximize its restaurant level operating profit at reduced sales volumes. The Company continues to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The challenging labor market, commodity inflation pressures and supply chain shortages across many industries continue to increase costs to operate and stress our business. We cannot predict our ability to continue to operate without capacity limitations in the future which will depend in part on the actions of a number of governmental bodies over which we have no control, the efficacy and public acceptance of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, and new or reinstated restrictions on our operations.
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
Cash and cash equivalents
The Company considers all cash and short-term investments with original maturities of three months or less as cash equivalents. Amounts receivable from credit card processors are considered cash equivalents because they are both short in term and highly liquid in nature, and are typically converted to cash within three business days of the sales transactions. The Company holds cash and cash equivalents at financial institutions in excess of amounts covered by the Federal Depository Insurance Corporation ("FDIC") and sometimes invests excess cash in money market funds not insured by the FDIC. Cash and cash equivalents are maintained with reputable financial institutions and therefore bear minimal credit risk.
Lease incentives receivable
Lease incentives receivable consist of receivables from landlords provided for under the lease agreements to reimburse the Company for certain leasehold improvements.
Inventories
Inventories consist of food, beverage, and merchandise and are stated at the lower of cost (first-in, first-out method) or net realizable value.
Property and equipment
Property and equipment, net are recorded at cost, less accumulated depreciation. Equipment consists primarily of restaurant equipment, furniture, fixtures, land and smallwares. Depreciation is calculated using the straight-line method over the estimated

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
useful life of the related asset, which ranges from 3 to 15 years. Expenditures for major additions and improvements are capitalized. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of the lease term, including option periods that are reasonably assured of renewal, or the estimated useful life of the asset, which ranges from 5 to 20 years.
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
Goodwill
Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs a quantitative test to assess potential impairments at the end of the fiscal year or during the year if an event or other circumstance indicates that goodwill may be impaired. The goodwill impairment test compares the fair value of the reporting unit to the carrying amount, including goodwill. The Company considers all of its stores in total as one reporting unit. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded for the difference, limited to the total amount of goodwill allocated to that reporting unit. No goodwill impairment charges were recognized during 2022, 2021, or 2020.
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
The annual impairment evaluation for indefinite life intangible assets is performed at the end of the fiscal year and includes an assessment to determine whether the fair value of the indefinite life intangible assets is less than their carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. No indefinite life intangible impairment charges were recognized during 2022, 2021, or 2020.

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
As a result of the above mentioned process, the Company recorded a non-cash loss on asset impairment of $3.6 million, $2.7 million and $20.9 million during the fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 25, 2022 and December 26, 2021 approximate their fair value due to the short-term maturities of these financial instruments. These inputs are categorized as Level 1 inputs.
The Company provides a certain group of eligible employees the ability to participate in the Company's nonqualified deferred compensation plan. This plan allows participants to defer up to 80% of their salary and up to 100% of their bonus, on pre-tax basis, and contribute such amounts to one or more investment funds held in a rabbi trust. We report the accounts of the rabbi trust in other assets and intangible assets, net, and the corresponding liability in other liabilities on our consolidated balance sheets. The investments are considered trading securities and are reported at fair value based on quoted market prices. The deferred compensation plan assets and liabilities are measured and recorded at their fair value on a recurring basis. The inputs are recognized as Level 1 inputs. The realized and unrealized gains and losses on these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the consolidated statements of income. At December 25, 2022, the Company had approximately $1.9 million of deferred compensation plan assets and $2.2 million of deferred plan liabilities. At December 26, 2021, the Company had approximately $1.2 million of deferred compensation plan assets and $1.4 million of deferred plan liabilities.
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
Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue upon redemption by the customer. Breakage is recognized on unredeemed gift cards as revenue proportionate to the pattern of gift card redemptions less any legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We recorded $0.1 million of gift card breakage in fiscal years 2022, 2021 and 2020.
Marketing
The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed based on the expected timing of those events. Marketing expense was $6.0 million, $4.4 million, and $2.7 million for the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively.
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
There were approximately 48,000, 7,200 and 40,500 shares of common stock equivalents that have been excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive for the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively.
The computations of basic and diluted net (loss) income per share is as follows:

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
BASIC
Net income (loss)	$20,855	$30,176	$(3,294)
Weighted-average common shares outstanding	18,682,255	19,835,550	18,396,335
Basic net income (loss) per common share	$1.12	$1.52	$(0.18)

DILUTED
Net income (loss)	$20,855	$30,176	$(3,294)
Weighted-average common shares outstanding	18,682,255	19,835,550	18,396,335
Dilutive effect of stock options and restricted stock units	111,200	243,687	—
Weighted-average of diluted shares	18,793,455	20,079,237	18,396,335
Diluted net income (loss) per common share	$1.11	$1.50	$(0.18)

4. Property and Equipment, Net
The major classes of property and equipment as of December 25, 2022 and December 26, 2021 are summarized as follows:

	December 25, 2022	December 26, 2021
Leasehold improvements	$215,030	$208,010
Furniture, fixtures and equipment	106,226	102,103
Construction in progress	18,722	6,083
Land	5,170	5,170
	345,148	321,366
Less accumulated depreciation	(159,192)	(141,997)
Total property and equipment, net	$185,956	$179,369
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
The obligations under the Company’s Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of December 25, 2022, the Company had no borrowings under the Credit Facility, and was in compliance with all covenants under the Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at December 25, 2022 and December 26, 2021 are summarized as follows:

	December 25, 2022	December 26, 2021
Accrued compensation and related benefits	$9,117	$11,891
Other accruals	5,202	4,844
Deferred gift card revenue	3,175	2,919
Sales and use tax	3,007	2,806
Property tax	2,820	2,782
Total accrued liabilities	$23,321	$25,242
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
Share repurchase program
On October 28, 2021, the Company’s board of directors replaced the Company's previous $30.0 million share repurchase program and approved a $50.0 million share repurchase program which the Company completed as of December 25, 2022. The Company repurchased 1,661,742 shares of common stock for approximately $41.7 million during fiscal year 2022, 461,501 shares of common stock for approximately $14.5 million during fiscal year 2021 and 90,144 shares of common stock for approximately $1.4 million during the first quarter of 2020 and prior to the COVID-19 pandemic.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of December 25, 2022, all of the Company's leases were operating.
During the second quarter of 2020, the Company suspended lease payments for the months of April through June 2020 as a result of the COVID-19 pandemic. The Company was able to negotiate rent concessions, abatements and deferrals with landlords on a large portion of our operating leases. FASB issued a clarification to accounting for lease concessions in response to the COVID-19 pandemic to reduce the operational challenges and complexity of lease accounting. The Company used the relief provisions provided by FASB and made an election to account for the lease concessions as if they were part of the original lease agreement. As a result of these negotiations, the Company recorded $0.2 million and $0.6 million of deferred rent as part of our operating lease liability as of December 25, 2022 and December 26, 2021, respectively. The recognition of rent concessions did not have a material impact on our consolidated financial statements.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Year Ended
Lease cost	December 25, 2022	December 26, 2021
Operating lease cost	$24,436	$25,425
Variable lease cost	1,315	1,132
	$25,751	$26,557
Supplemental cash flow disclosures and other lease information:

	Year Ended
	December 25, 2022	December 26, 2021
Cash paid for operating lease liabilities (a)	29,969	37,466
Operating lease assets obtained (surrendered) in exchange for operating lease liabilities (b)	8,166	(514)
(a) The year-ended December 25, 2022 includes $2.9 million of termination payments for four of our closed restaurant operating leases. The year-ended December 26, 2021 includes $7.8 million of termination payments for six of our closed restaurant operating leases.
(b) The year-ended December 25, 2022 includes a $9.1 million increase due to new lease commencements and a $1.6 million increase mainly due to extending remaining lives of certain leases, partially offset by a $2.5 million decrease to operating lease assets and liabilities related to the termination of four closed restaurant leases. The year-ended December 26, 2021 includes a $10.1 million decrease to operating lease assets and liabilities related to the termination of six closed restaurant leases and a purchase of one existing lease, partially offset by a $9.5 million increase mainly due to extending remaining lives of certain leases.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The Company recorded $1.9 million of deferred lease incentives during the fiscal year ended December 25, 2022 and no deferred lease incentives during the fiscal year ended December 26, 2021.
Supplemental balance sheet disclosures:

Operating leases	Classification	December 25, 2022	December 26, 2021
Right-of-use assets	Operating lease assets	$146,920	$148,444

Deferred Rent Payments	Operating lease liability	84	447
Current lease liabilities	Operating lease liability	12,415	12,556
		12,499	13,003

Deferred Rent Payments	Operating lease liability, less current portion	68	152
Non-current lease liabilities	Operating lease liability, less current portion	183,602	188,583
		183,670	188,735

Total lease liabilities		$196,169	$201,738

Weighted average remaining lease term (in years)		12.7	13.0
Weighted average discount rate		7.6%	7.7%
Future minimum rent payments for our operating leases for each of the next five years as of December 25, 2022 are as follows:

Fiscal years ending:
2023	$26,720
2024	26,163
2025	26,279
2026	25,298
2027	22,894
Thereafter	178,172
Total minimum lease payments	305,526
Less: imputed interest	109,357
Present value of lease liabilities	$196,169
As of December 25, 2022, operating lease payments exclude approximately $3.0 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.
9. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 Plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of December 25, 2022, the Company had 12,344 of stock options outstanding and exercisable with a remaining weighted average contractual term of less than one year.
Restricted stock units granted under the 2012 and 2020 Plan vest over 4 to 5 years from the date of grant. As of December 25, 2022, a total of 876,364 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation cost recognized in the consolidated statements of income was approximately $3.8 million, $3.9 million and $3.7 million for the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively. Stock-based compensation recognized as capitalized development was approximately $0.2 million for the years ended December 25, 2022, December 26, 2021 and December 27, 2020. Capitalized stock-based compensation is included in Property and equipment, net on the consolidated balance sheets.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
A summary of stock-based compensation activity related to restricted stock units for the year ended December 25, 2022 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 26, 2021	417,017	$24.10
Granted	146,971	31.13
Vested	(176,233)	23.40
Forfeited	(4,657)	28.55
Outstanding at December 25, 2022	383,098	$27.06	2.51
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 25, 2022, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $7.4 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Property and equipment impairment	$3,507	$2,079	$16,282
Operating lease assets impairment	116	610	4,568
Total impairment charge	3,623	2,689	20,850

Closed restaurant costs	3,131	5,092	5,099
(Gain) loss on lease termination	(302)	2,401	—
COVID-19 related charges	—	—	845
Impairment, closed restaurant and other costs	$6,452	$10,182	$26,794
Closed restaurant costs represent on-going expenses to maintain the closed restaurants such as rent expense, utility and insurance costs.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
During the year ended December 25, 2022, the Company terminated four of its closed restaurant lease agreements and recorded a $0.3 million gain on lease termination as well as a $3.6 million non-cash impairment charge. During the year ended December 26, 2021, the Company terminated six of its closed restaurant lease agreements and recorded a $2.4 million loss on lease termination as well as a $2.7 million non-cash impairment charge. During the year ended December 27, 2020, the Company recorded a $20.9 million impairment charge mainly as a result of restaurant closures, the discontinuation of the complimentary "Nacho Car" as well as a $0.8 million COVID-19 related charge due to idle development costs as a result of delaying restaurant openings to 2021.
11. Gain on Insurance Settlements
During the year ended December 27, 2020, the Company received a one-time insurance settlement in the amount of $1.0 million under its trade name restoration insurance policy.
12. Income Taxes
The provision for federal and state income taxes consisted of the following:

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Current:
Federal	$949	$759	$(712)
State	962	917	410
Total current income tax expense (benefit)	1,911	1,676	(302)
Deferred:
Federal	143	2,009	(4,552)
State	299	397	(653)
Total deferred income tax expense (benefit)	442	2,406	(5,205)
Total income tax expense (benefit)	$2,353	$4,082	$(5,507)
Temporary differences between tax and financial reporting basis of assets and liabilities which give rise to the deferred income tax assets (liabilities) and their related tax effects are as follows:

	Year Ended
	December 25, 2022	December 26, 2021
Deferred tax assets:
Accrued liabilities	$803	$605
General business tax credits	26,977	25,200
Operating lease liabilities	45,329	46,390
Stock-based compensation	740	702
Other	455	382
Total deferred tax assets	74,304	73,279
Deferred tax liability:
Intangibles	(9,724)	(9,420)
Prepaid expenses	(1,269)	(1,292)
Property and equipment	(24,378)	(22,930)
Operating lease assets	(33,975)	(34,237)
Total deferred tax liabilities	(69,346)	(67,879)
Deferred tax assets, net	$4,958	$5,400
As of December 25, 2022, the Company has general business tax credits of $27.0 million expiring from 2037 through 2043.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
recognized as a reduction of future income tax expense. As of December 25, 2022, the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) temporarily restored the ability to carryback net operating losses (“NOL”) originating in 2018, 2019 and 2020 to offset taxable income in the five preceding years and eliminated the 80% taxable income limitation on such net operating loss deductions if utilized before 2021. Additionally, the CARES Act included an administrative correction of the depreciation recovery period for qualified improvement property ("QIP"), including certain restaurant leasehold improvement costs, that resulted in the acceleration of depreciation on these assets retroactive to 2018. The Company is filing for a refund of overpaid taxes with regards to credits carried back to those years.
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21% for the fiscal year ended December 25, 2022, December 26, 2021 and December 27, 2020 to the actual provision for income taxes:

	Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Expected income tax (benefit) expense	$4,874	$7,194	$(1,848)
State tax expense (benefit), net of federal benefit	1,003	1,039	(192)
FICA tip credit	(3,678)	(3,361)	(2,539)
Deferred tax balance adjustment (a)	—	—	(1,079)
Officers' compensation	230	536	66
Stock compensation	(116)	(1,275)	344
Other	40	(51)	(259)
Income tax expense (benefit)	$2,353	$4,082	$(5,507)
(a) Deferred tax balance adjustment recorded during fiscal 2020 is associated with a carryback of federal NOLs due to the CARES Act administrative correction of the deprecation recovery period for QIP.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with this position could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As of December 25, 2022 and December 26, 2021, the Company recognized no liability for uncertain tax positions.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision. However, the Company currently has no penalties or interest related to income taxes.
The tax years 2021, 2020 and 2019 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.
13. Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.