Form 10-K/A
period 2022-12-25
CHUY'S HOLDINGS, INC.
filed 2023-04-20
CIK 1524931

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
The number of shares of the registrant’s common stock outstanding at April 13, 2023 was 18,121,408.

EXPLANATORY NOTE
Chuy's Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 25, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2023 (our “Annual Report”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Annual Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
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
This Amendment No. 1 does not amend any other information set forth in our Annual Report, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with our Annual Report and with our filings with the SEC subsequent to our Annual Report.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about our executive officers and directors as of April 13, 2023:

NAMES	AGE	POSITIONS
Steve Hislop	63	Chairman, President and Chief Executive Officer (2)
Jon Howie	55	Director, Vice President and Chief Financial Officer (2)
John Mountford	61	Chief Operating Officer
Michael Hatcher	62	Vice President of Real Estate and Development
Saed Mohseni	60	Lead Independent Director (1)(4)(5)
Ira Zecher	70	Director (1)(4)(5)(6)
Randall DeWitt	64	Director (3)(4)(5)(6)
Jody Bilney	61	Director (2)(6)
(1)Class I Director with a term expiring at the 2025 annual meeting.
(2)Class II Director with a term expiring at the 2023 annual meeting.
(3)Class III Director with a term expiring at the 2024 annual meeting.
(4)Member of audit committee.
(5)Member of compensation committee.
(6)Member of nominating and corporate governance committee.
Executive Officers Biographies
Steve Hislop, age 63, has served as President, Chief Executive Officer and a member of our board of directors since July 2007 and chairman of the board since May 2018. Mr. Hislop serves as President and Chief Executive Officer pursuant to the terms of an employment agreement between him and the Company. From July 2006 through June 2007, Steve was President and Chief Executive Officer of Sam Seltzer Steak House. Prior to that, Steve served as the Concept President and a member of the board of directors of O’Charley’s Restaurants, where he helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants. Steve currently serves on the board of directors of Not Your Average Joe's, Inc. and Silver Diner, Inc., which are privately held companies. The board concluded that Steve should serve as a director based upon his operational expertise, knowledge of the restaurant industry and leadership experience.
Jon Howie, age 55, has served as our Chief Financial Officer since August 2011, as our Vice President since April 2013 and as a member of the board since May 2018. Mr. Howie serves as Vice President and Chief Financial Officer pursuant to the terms of an employment agreement between him and the Company. From March 2007 to July 2011, Jon served as the Chief Financial Officer of Del Frisco’s Restaurant Group, LLC. Prior to that, he served for five years as Controller and was then promoted to Chief Accounting Officer and then to Chief Financial Officer of Lone Star Steakhouse & Saloon, Inc. Jon is a certified public accountant and prior to joining Lone Star Steakhouse & Saloon, Inc. was employed as an Audit Senior Manager with Grant Thornton, LLP for one year and served at Ernst & Young LLP for 10 years where he held various audit positions of increasing responsibilities, including Audit Senior Manager. At Grant Thornton and Ernst & Young, he served as an accounting and business advisor to both private and public companies and advised a number of these companies in conjunction with their initial and secondary public offerings. The board concluded that Jon should serve as a director based upon his knowledge of the restaurant industry and our Company and his financial and leadership experience.
John Mountford, age 61, has served as our Chief Operating Officer since September 2018. Mr. Mountford serves as Chief Operating Officer pursuant to the terms of an employment agreement between him and the Company. He previously served as our Vice President of Culinary Operations from 2016 to September 2018. He joined the Company in 2010 and served as an Area Supervisor of Operations from 2010 to 2013 and as a Director of Culinary Operations from 2013 to 2016. Prior to joining the Company, John was with Sam Seltzers Steak House from 2006 to 2010. He served as President and Chief Executive Officer from 2007 to 2010 and Vice President of Operations from 2006 to 2007. Prior to Sam Seltzers, John served in various operational leadership positions, including Vice President of Culinary Operations for Cooker Bar and Grill, and Director of Culinary Operations for Houston’s Restaurants where he opened over 30 new restaurants.
Michael Hatcher, age 62, has served as our Vice President of Real Estate and Development since November 2009. Mr. Hatcher serves as Vice President of Real Estate and Development pursuant to the terms of an employment agreement between him and the Company.Michael joined Chuy’s as a restaurant manager in 1987 and served as General Manager from 1989 to 2002. He was Director of Purchasing and Real Estate from 2002 to 2009.

Director Biographies
Saed Mohseni, age 60, has served as a member of our board since September 2012 and has served as our lead independent director since May 2018. Saed served as the President and Chief Executive Officer and a director of Bob Evans Farms, Inc. from January 2016 until May 2017. In May 2017, he became the Chief Executive Officer of Bob Evans Restaurants, LLC and served in that position through May 2021. As of June 2021, he has served as the Executive Chairman and a member of the board of directors for Bob Evans Restaurants, LLC. Saed has more than 30 years of management experience in the restaurant industry. Prior to joining Bob Evans Farms, Inc., he served as director, President and Chief Executive Officer of Bravo Brio Restaurant Group, Inc., the parent company of BRAVO! Cucina Italiana, and BRIO Tuscan Grille restaurant chains, from 2007 to 2015. He assumed the additional role of President in 2009 and led the company through the IPO process in 2010. Prior to joining Bravo Brio, Saed worked at McCormick & Schmick for 21 years, where he held positions of increasing responsibility, including serving as a director from 2004 to 2007 and as Chief Executive Officer from 2000 to 2007 he led the company through the IPO process in 2004. Saed attended Portland State University and Oregon State University. The board concluded that Saed should serve as a director based upon his experience as an executive and board member and his knowledge of the restaurant industry.
Ira Zecher, age 70, has served as a member of our board since June 2011. Ira has been a Managing Member of ILZ, LLC, an accounting consulting firm since 2010. He previously served as a director, audit committee chairman and nominating and corporate governance committee member of the board of The Habit Restaurants, Inc. from August 2014 to March 2020 and as a director, audit committee chairman and compensation committee member of the board of Norcraft Companies, Inc. from October 2013 to May 2015. Prior to joining the Chuy’s board, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a Partner in 2010. From 1986 to 2010, he served as a Senior Transaction Advisory Services Partner and Far East Private Equity Leader for Ernst & Young, where he advised clients on mergers and acquisitions across a broad range of industries. Prior to joining the transaction advisory services group, Ira provided accounting, audit and business-advisory services to both public and private clients. He received his Bachelor's degree from Queens College of the City of New York. He is also a certified public accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. From 2010 to 2013, he taught in the Graduate Accounting program at Rutgers, the State University of New Jersey. The board concluded that Ira should serve as a director based upon his extensive professional accounting and financial expertise, which allows him to provide key contributions to the board on financial, accounting, corporate governance and strategic matters.
Randall DeWitt, age 64, has served as a member of our board since October 2016. Randall is a well-known restaurant executive with over 29 years of restaurant experience. Randall is the Founder and has been the Chairman of FB Society, formerly known as Front Burner Restaurants since April 1994. FB Society currently has seven different concepts and is known for developing innovative restaurant concepts that span the fast casual, casual and upscale casual dining segments. FB Society operates, among others, Whiskey Cake, Sixty Vines, Mexican Sugar, and Haywire. Prior to founding FB Society, Randall worked for ten years in commercial real estate development and sales. The board concluded that Randall should serve as a director based on his operational and business development experience within the restaurant industry.
Jody Bilney, age 61, has served as a member of our board since April 2021. Jody served as the Chief Consumer Officer of Humana, Inc., a healthcare company, from 2013 until her retirement in 2020, where she led its transformation into a consumer-driven health enterprise across brand development, marketing, the consumer experience, digital, consumer analytics and corporate reputation enhancement. She also was responsible for the company’s Wellness Solutions business. Prior to Humana, Ms. Bilney served as Executive Vice President and Chief Brand Officer for Bloomin’ Brands, Inc., an upscale-casual dining restaurant company with Outback Steakhouse as its flagship chain from 2006 to 2013. There she headed various departments including brand and business strategy, marketing, corporate communications and business development across the enterprise. She was also a key member of the management team that positioned the company for a successful IPO in 2012. Prior to Bloomin’ Brands, she held senior executive positions at Charles Schwab and Verizon, where she led consumer-focused brand-transformation initiatives. Ms. Bilney is a member of the Board of Directors of Masonite, Inc (NYSE: DOOR), Alignment Healthcare (NASDAQ: ALHC) and Cracker Barrel Old Country Store, Inc. (NASDAQ: CBRL). She earned a Bachelor of Science degree in Economics, with a minor in Marketing, from Clemson University. The board concluded that Jody should serve as a director based on her knowledge of the restaurant industry and her extensive brand development and business strategy experience.
Board of Directors
Effective February 9, 2023, Starlette Johnson resigned from the Board of Directors. As a result, our board of directors reduced the size of the board of directors to six members, four of whom are non-employee directors. The board of directors is divided into three classes, with each class serving three-year terms. The term of one class expires at each Annual Meeting of Stockholders.

Director Independence
Our board of directors will review at least annually the independence of each director. During these reviews, the board will consider transactions and relationships between each director (and his or her immediate family and affiliates) and our Company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director is independent. This review will be based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, family, compensation and other relationships with the Company and our management. Our board of directors has determined that each of Jody Bilney, Randall DeWitt, Saed Mohseni and Ira Zecher are independent within the meaning of the Nasdaq Marketplace Rules. As required by the Nasdaq Global Select Market, a majority of our directors are independent and our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
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
Audit Committee
Our audit committee is a standing committee of our board of directors. The audit committee met five times in 2022. Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. According to our audit committee charter, the functions of our audit committee include, but are not limited to:
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
Our audit committee currently consists of Ira Zecher, Saed Mohseni and Randall DeWitt, with Ira Zecher serving as chair of the committee. All of our audit committee members are independent as defined by Section 10A(m)(3) of the Exchange Act and the Nasdaq Marketplace Rules. Our board of directors has determined that Ira Zecher is an audit committee financial expert.
The audit committee has the authority to engage independent counsel and other advisors as the committee deems necessary to carry out its duties.

Compensation Committee
Our compensation committee is a standing committee of our board of directors. The compensation committee met four times in 2022. Our board of directors has adopted a written charter under which the compensation committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. The compensation committee’s functions include:
•reviewing and recommending to our board of directors the salaries and benefits for our executive officers;
•recommending overall employee compensation policies; and
•administering our equity compensation plans.
Our compensation committee currently consists of Saed Mohseni, Randall DeWitt and Ira Zecher, with Saed Mohseni serving as chair of the committee. All members of our compensation committee are independent as defined by Section 10(c) of the Exchange Act, Rule 10C of the Exchange Act Rules and the Nasdaq Marketplace Rules.
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
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is a standing committee of our board of directors. The nominating and corporate governance committee met four times in 2022. Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. The functions of our nominating and corporate governance committee include:
•identifying individuals qualified to serve as members of our board of directors;
•recommending to our board nominees for our annual meetings of stockholders;
•evaluating our board’s performance;
•developing and recommending to our board corporate governance guidelines;
•providing oversight with respect to corporate governance.
•overseeing succession planning; and
•overseeing the Company’s strategy, initiatives, risks, opportunities and reporting on material environmental, social and governance matters.
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
Board Diversity
The nominating and corporate governance committee considers diversity as part of its overall selection strategy. The nominating and corporate governance committee considers diversity in its broadest sense, including diversity in professional and life experiences, education, skills, perspectives and leadership, as well as other individual qualities and attributes that contribute to board heterogeneity, such as race, ethnicity, sexual orientation, gender and national origin. Importantly, the nominating and corporate governance committee focuses on how the experiences and skill sets of each director nominee complements those of fellow directors and director nominees to create a balanced board with diverse viewpoints and deep expertise. The Company believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Company's goal of creating a board that best serves our needs and those of our stockholders. Our board is committed to diversity and as such includes directors with gender and ethnic diversity and a diverse set of backgrounds, experience, and skills.
Board Leadership Structure and Board’s Role in Risk Oversight
Steve Hislop serves as chairman of our board of directors, President and Chief Executive Officer. We believe that the Company and its shareholders are best served by having Mr. Hislop serve in both positions because of his knowledge of the Company’s operations, our unique culture and industry in which we are competing. This leadership structure strengthens the communication link between the operating organization and the board. It also fosters a collaborative environment that supports effective decision-making around key topics such as strategic objectives, long-term planning and enterprise risk management.
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
Risk is inherent with every business and we face a number of risks as outlined in Item 1A. “Risk Factors” included in our Annual Report. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through our audit committee, is responsible for overseeing our management and operations, including overseeing its risk assessment and risk management functions. Our board of directors has delegated responsibility for reviewing our policies with respect to risk assessment and risk management to our audit committee through its charter. Our board of directors has determined that this oversight responsibility can be most efficiently performed by our audit committee as part of its overall responsibility for providing independent, objective oversight with respect to our accounting and financial reporting functions, internal and external audit functions and systems of internal controls over financial reporting and legal, ethical and regulatory compliance. Our board of directors has also delegated the oversight of risks related to environmental, social and governance matters to our nominating and corporate governance committee. Our audit and nominating and corporate governance committees will regularly report to our board of directors with respect to their oversight of these areas.

Item 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This compensation discussion and analysis provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our Chief Executive Officer and Chief Financial Officer and our two other highest paid executive officers during fiscal year 2022 (collectively, the “named executive officers”). During fiscal year 2022, there were only four executive officers of the Company. This compensation discussion and analysis contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.
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
The charter of the compensation committee authorizes the committee to engage independent consultants at the expense of the Company. The compensation committee retained Mercer as its independent compensation consultant for 2022. Mercer reported directly to the compensation committee and performs no other work for the Company. The compensation committee assessed the independence of Mercer and concluded that its work did not raise any conflict of interest with the Company. Mercer was engaged to:
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
In 2022, Mercer compared the base salary, target short-term incentive program payout and target annual cash compensation of our then-current named executive officers against a peer group of ten publicly traded restaurant companies (the “Mercer Report”). The peer group consisted of the following companies:

Red Robin Gourmet Burgers	Dave & Buster’s Entertainment	BJ’s Restaurants
Fiesta Restaurant Group	Ark Restaurants	Ruth’s Hospitality Group
Cracker Barrel	Shake Shack	Wingstop
Texas Roadhouse
The Committee in conjunction with Mercer selected companies for its peer group based on industry, revenue and market capitalization. Mercer used Company and peer group compensation data from 2020 in its review. The compensation committee used the Mercer Report in (1) assessing the level of base salary and target short-term incentive program payouts to be paid to our then-current named executive officers and (2) approving changes to the compensation levels of our then-current named executive officers. The results of the Mercer Report, which as noted above were based on 2020 compensation data, indicated that the Company’s 2020 compensation for each of our then-current named executive officers was below the market median for base salary and target short-term incentive program payouts.
2022 Advisory Vote on Executive Compensation
At our annual meeting of stockholders in July 2022, approximately 97% of the votes cast in the advisory vote on executive compensation were in support of our executive compensation program. The compensation committee considered the results of this advisory vote and believes the results affirm stockholder approval of the board of directors’ approach to the Company’s executive compensation program. Although the compensation committee did not adopt any changes to our program as a result of this vote, as noted above the compensation committee evaluates our executive compensation program annually.
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
Base Salary

NAME	2022 SALARY ($)
Steve Hislop	716,825
Jon Howie	449,946
Michael Hatcher	247,470
John Mountford	285,233
We pay base salaries to attract, recruit and retain qualified employees. Our compensation committee reviews and sets base salaries of our named executive officers annually. These salary levels are and will continue to be set initially based on the named executive officer’s experience and performance with previous employers and negotiations with individual named executive officers. The compensation committee may increase base salaries each year based on its subjective assessment of our company’s and the individual executive officer’s performance and each named executive officer’s experience, length of service and changes in responsibilities. The weight given to such factors by the compensation committee may vary from one named executive officer to another.
Short-Term Incentive Program

	SHORT-TERM INCENTIVE PROGRAM
NAME	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	—	358,413	716,825	136,533
Jon Howie	—	224,973	449,946	85,701
Michael Hatcher	—	74,241	148,482	28,281
John Mountford	—	142,617	285,233	54,328
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
The target and maximum award amounts have been set at levels our compensation committee believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2022, the target and maximum award amounts were set at 50% and 100%, respectively, of annual base salary for our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and 30% and 60%, respectively, of annual base salary for our other named executive officer. There is no payout if actual Company Adjusted EBITDA is 90% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 90% of budget Company Adjusted EBITDA, the plan provides that we will make payments based on where performance falls on a linear basis between 90% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the compensation committee retains discretion to adjust the amount paid under the plan based on individual and company circumstances. If our budget Company Adjusted EBITDA is achieved, each individual will earn 100% of their target award.
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
Target, maximum and actual short-term incentive payouts for 2022 for each of the named executive officers are shown in the table above and the actual payouts are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
Discretionary Bonus
The compensation committee retains discretion to grant bonus compensation to the named executive officers and other employees of the Company for their contributions to the Company’s performance. Historically, each of our named executive officers has received a $1,000 holiday bonus each December.
In 2022, the Company experienced a dramatic increase in inflation as a result of the volatile economic environment that impacted commodity prices and wages and ultimately the Company’s operating expenses. As a result of the volatile economic environment and the economic uncertainty it caused, the compensation committee determined not to revise or otherwise update, the annual Company Adjusted EBITDA target for its short-term incentive program. The compensation committee instead determined to evaluate the Company’s performance at fiscal year end based on the initial performance goal it set. Despite the unprecedented inflationary conditions, the Company achieved 93.81% of the short-term incentive target for its fiscal year 2022. In recognition of the Company's outstanding efforts and results, including its preservation of margins and its stock performance relative to its peers, amid the difficult and unanticipated economic conditions, the compensation committee determined to award discretionary bonuses to the named executive officers as set forth in the "Bonus" column of the Summary Compensation Table. The discretionary payments together with the performance-based payouts put the named executive officers at the target performance-based payouts levels. These bonuses are set forth in the "Bonus" column of the Summary Compensation Table.
Equity Compensation
We pay equity-based compensation to our named executive officers because it links our long-term results achieved for our stockholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in our long-term success.
Historically, we have granted restricted stock units and stock options to our named executive officers in conjunction with significant transactions and in connection with a named executive officer’s initial hire or promotion. Additionally, we have granted restricted stock units and stock options to our named executive officers annually to further align the interests of our executives with those of our stockholders. For information regarding the number and grant date fair value of restricted stock units granted to our named executive officers during fiscal year 2022, see "—Grants of Plan Based Awards” below.
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
Perquisites
In 2022, the aggregate incremental cost to us of the perquisites received by each of the named executive officers did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.
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
Compensation Committee Report
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the compensation committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the year ended December 25, 2022.
This report is submitted by the members of the compensation committee of the board named below, who received, discussed with management and recommended that this Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report for the year ended December 25, 2022.
Members of the Compensation Committee

Saed Mohseni	Randall M. DeWitt	Ira Zecher
Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL COMPENSATION ($)
Steve Hislop President and Chief Executive Officer	2022	716,825	222,880	537,593	136,533	21,096	1,634,927
	2021	689,255	1,000	516,932	689,255	14,899	1,911,341
	2020	662,745	282,993	497,051	48,380	8,327	1,499,496
Jon Howie Vice President and Chief Financial Officer	2022	449,946	140,272	224,962	85,701	13,215	914,096
	2021	432,640	1,000	216,286	432,640	6,286	1,088,852
	2020	416,000	202,632	207,990	30,368	5,139	862,129
Michael Hatcher Vice President of Real Estate and Development	2022	247,470	46,960	123,706	28,281	7,712	454,129
	2021	237,952	1,000	118,937	142,771	5,706	506,366
	2020	228,800	58,619	114,395	10,021	2,325	414,160
John Mountford Chief Operating Officer	2022	285,233	89,288	142,586	54,328	8,054	579,489
	2021	255,032	1,000	127,493	255,032	3,680	642,237
	2020	230,800	123,552	115,395	16,848	2,689	489,284

(1)Represents the aggregate grant date fair value, calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, for awards of restricted stock units. See Note 9 to our consolidated financial statements included in our Annual Report for information regarding the assumptions made in determining these values.
(2)All other compensation for fiscal year 2022 includes the following:

NAME	COMPANY CONTRIBUTIONS TO 401(K) PLAN ($)	COMPANY CONTRIBUTIONS TO NONQUALIFIED DEFERRED COMPENSATION PLAN ($)	ALL OTHER TOTAL COMPENSATION ($)
Steve Hislop	—	21,096	21,096
Jon Howie	—	13,215	13,215
Michael Hatcher	1,852	5,860	7,712
John Mountford	—	8,054	8,054
Grants of Plan-Based Awards

NAME	COMMITTEE ACTION DATE	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#) (2)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(3)
			THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	2/10/2022	3/1/2022				17,170	537,593
			—	358,413	716,825
Jon Howie	2/10/2022	3/1/2022				7,185	224,962
			—	224,973	449,946
Michael Hatcher	2/10/2022	3/1/2022				3,951	123,706
			—	74,241	148,482
John Mountford	2/10/2022	3/1/2022				4,554	142,586
			—	142,617	285,233
(1)Awards are made under our Senior Management Incentive Plan.
(2)Awards were made under our 2020 Plan.
(3)Represents the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, for awards of restricted stock units. See Note 9 to our consolidated financial statements in our Annual Report for a discussion of the calculations of grant date fair value.
2020 Omnibus Incentive Plan
The 2020 Plan was approved by the Company's stockholders at our 2020 annual meeting of stockholders on July 30, 2020. As of December 25, 2022, we had a total of 876,364 shares of common stock reserved and available for future issuance under the 2020 Plan.
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
2012 Omnibus Equity Incentive Plan
The 2020 Plan replaced the 2012 Omnibus Equity Incentive Plan ("2012 Plan") and no further awards may be granted under the 2012 Plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. The restricted stock units granted under the 2012 Plan vest over four or five years from the date of grant. The options granted under the 2012 Plan expire 10 years after the grant date and were fully vested as of December 25, 2022.
Outstanding Equity Awards at Fiscal Year End

	STOCK AWARDS
NAME	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (1)
Steve Hislop	5,439	(2)	157,622
	16,907	(3)	489,965
	8,746	(4)	253,459
	17,170	(5)	497,587
Jon Howie	2,232	(2)	64,683
	7,075	(3)	205,034
	3,660	(4)	106,067
	7,185	(5)	208,221
Michael Hatcher	1,228	(2)	35,587
	3,891	(3)	112,761
	2,013	(4)	58,337
	3,951	(5)	114,500
John Mountford	2,316	(2)	67,118
	3,925	(3)	113,747
	2,157	(4)	62,510
	4,554	(5)	131,975
(1)The market value of shares or units of common stock that have not vested was calculated based on the closing price of our common stock on December 23, 2022, the last trading day of fiscal year 2022 ($28.98).
(2)These restricted stock units were granted on March 15, 2019 and vest 25% on each of the first four anniversaries of the grant date.
(3)These restricted stock units were granted on March 15, 2020 and vest 25% on each of the first four anniversaries of the grant date.
(4)These restricted stock units were granted on March 15, 2021 and vest 25% on each of the first four anniversaries of the grant date.
(5)These restricted stock units were granted on March 1, 2022 and vest 25% on each of the first four anniversaries of the grant date.

Stock Vested

	STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($) (1)
Steve Hislop	23,128	614,511
Jon Howie	27,579	732,774
Michael Hatcher	4,885	129,794
John Mountford	5,764	153,149
(1)Value based on market value of our common stock on the dates of vesting during 2022.
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
The following table shows the contributions, earnings and account balances for the named executive officers under the nonqualified deferred compensation plan for fiscal year ended December 25, 2022:

NAME	EXECUTIVE CONTRIBUTIONS IN LAST FISCAL YEAR ($) (1)	COMPANY CONTRIBUTIONS IN LAST FISCAL YEAR ($) (2)	AGGREGATE EARNINGS/ (LOSS) IN LAST FISCAL YEAR ($)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT YEAR-END ($) (3)
Steve Hislop	84,384	21,096	(65,791)	—	310,646
Jon Howie	109,730	13,215	(33,771)	—	335,115
Michael Hatcher	196,943	5,860	(96,820)	—	352,912
John Mountford	202,243	8,054	(24,274)	—	344,035
(1)These amounts are reported as compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2022.
(2)These amounts are reported as "all other" compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2022.
(3)Amounts reported in this column include compensation that was previously reported in the Summary Compensation Table when earned if that officer’s compensation was required to be disclosed in a previous year.
Potential Payments upon Termination or Change in Control
The table below quantifies potential compensation that would have become payable to each of our named executive officers under their employment agreements if their employment had terminated on December 25, 2022 for the reasons set forth in the table, given the named executive officer’s base salary on that date and the closing price of our common stock on December 23, 2022, the last trading day of fiscal year 2022. For additional information regarding the circumstances in which our named executive officers would be entitled to severance and change in control benefits, see “—Employment Agreements.”

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

	CASH SEVERANCE PAYMENTS (1)	HEALTHCARE PREMIUMS (2)	ACCELERATION OF EQUITY AWARDS (3)	TOTAL
Steve Hislop
Death	—	—	1,398,633	1,398,633
Disability	—	—	1,398,633	1,398,633
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	2,150,476	8,849	—	2,159,325
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	2,150,476	8,849	1,398,633	3,557,958
Jon Howie
Death	—	—	584,005	584,005
Disability	—	—	584,005	584,005
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	674,919	7,994	—	682,913
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	674,919	7,994	584,005	1,266,918
Michael Hatcher
Death	—	—	321,185	321,185
Disability	—	—	321,185	321,185
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	321,711	5,822	—	327,533
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	321,711	5,822	321,185	648,718
John Mountford
Death	—	—	375,349	375,349
Disability	—	—	375,349	375,349
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	427,850	5,822	—	433,672
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	427,850	5,822	375,349	809,021
(1)Cash severance is payable in equal installments in accordance with the Company’s normal payroll practices over a 12-month period (24 months for Mr. Hislop).
(2)Represents the amount the Company was subsidizing for medical and dental insurance for the named executive officer and his eligible dependents prior to termination.
(3)Represents the value of unvested restricted stock units that would vest based on the closing price of our common stock on December 23, 2022, the last trading day of fiscal year 2022 ($28.98).

Director Compensation
The elements of compensation payable to our non-employee directors in 2022 are briefly described in the following table:

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
Director Compensation Table
The following table provides information regarding the compensation of our non-employee directors for the year ended December 25, 2022:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($) (1)	TOTAL ($)
Starlette Johnson (2)	48,750	44,992	93,742
Saed Mohseni	52,500	44,992	97,492
Ira Zecher	55,000	44,992	99,992
Randall DeWitt	45,000	44,992	89,992
Jody Bilney	46,250	44,992	91,242
(1)These restricted stock units were granted on March 1, 2022 and vest 25% on each of the first four anniversaries of the grant date. The grant date fair value of each award was equal to the closing price of the Company's stock on the date of grant or $31.31, as calculated in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in our Annual Report for information regarding the assumptions made in determining these values.
(2)Starlette Johnson resigned effective February 9, 2023.
The following table provides information regarding the aggregate number of unvested restricted stock unit awards held by our non-employee directors as of December 25, 2022:

NAME	AGGREGATE RESTRICTED STOCK UNIT AWARDS
Starlette Johnson (1)	4,007
Saed Mohseni	4,007
Ira Zecher	4,007
Randall DeWitt	4,007
Jody Bilney	2,158
(1)Starlette Johnson resigned effective February 9, 2023.

Compensation Committee Interlocks and Insider Participation
During fiscal year 2022, Ms. Johnson, Mr. Mohseni and Mr. DeWitt served as members of the compensation committee. No member of the compensation committee (1) was, during fiscal year 2022, or had previously been, an officer or employee of the Company or (2) had any material interest in a transaction with the Company or a business relationship with, or any indebtedness to, the Company. None of our executive officers have served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.
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
To identify the median employee, we utilized total gross wages (including reported tips) of all of our full-time and part-time employees who were employed by the Company on the last day of the fiscal year or December 25, 2022, other than Mr. Hislop. We redetermined our median employee because the population used in this calculation mainly consists of hourly employees and changes frequently. We used the last day of our fiscal year to make the determination. However, because our fiscal year end changes each year, this determination date is different from last year. We excluded from total gross wages certain unusual and non-recurring items not available to all employees, such as stock based compensation, to achieve a consistently applied compensation measure. We also annualized the compensation of our employees who were not employed by the Company for all of fiscal year 2022.
Our median employee was identified as a line cook who worked an average of 23 hours per week. This total compensation figure reflects employment on a part-time basis, and is not necessarily representative of the compensation of other restaurant employees or of our overall compensation practices.
Based on the above determination, our median employee's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K) was $21,464. Our CEO's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K and as reported in the Summary Compensation Table) was $1,634,927.
Based on the foregoing, Mr. Hislop's annual total compensation for fiscal year 2022 was approximately 76 times our median employee's annual total compensation. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized above.
Our CEO pay ratio is not an element that the compensation committee considers in setting the compensation of our CEO, nor is our CEO’s compensation a material element that management considers in making compensation decisions for non-officer employees.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, as of December 25, 2022 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders
2020 Omnibus Incentive Plan	217,537	(1)	—		876,364
2012 Omnibus Equity Incentive Plan	177,905	(1)	30.13	(2)	—
Total	395,442		30.13		876,364

(1)Includes 217,537 and 165,561 shares underlying time-based restricted stock units under the 2020 Plan and the 2012 Plan, respectively.
(2)Weighted average exercise price of outstanding options excludes restricted stock units. The weighted average remaining contractual term of outstanding options was less than one year as of December 25, 2022.
Security Ownership of Management and Certain Beneficial Holders
The tables below set forth the beneficial ownership information of our common stock as of April 13, 2023 for:
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
Beneficial ownership and percentage of beneficial ownership is based on 18,121,408 shares of our common stock outstanding at April 13, 2023. Shares of common stock subject to options or restricted stock units that a person has a right to acquire or receive within 60 days of April 13, 2023 are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.
Directors and Named Executive Officers

NAME	BENEFICIALLY OWNED (1)	PERCENT OF CLASS
Steve Hislop	115,581	*
Jon Howie (2)	80,346	*
Michael Hatcher	22,987	*
John Mountford	12,679	*
Saed Mohseni	11,407	*
Randall DeWitt	7,980	*
Ira Zecher	4,558	*
Jody Bilney	559	*
All Directors and Executive Officers as a group (8 persons)	256,097	1.4%

*	Indicates ownership of less than 1%.
(1)	Based on shares of common stock outstanding as of April 13, 2023.
(2)	Shares beneficially owned by Mr. Howie include 3,100 shares owned by his spouse.
Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the SEC by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 13, 2023.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
BlackRock, Inc. (1)	2,971,076	16.4%
T. Rowe Price Investment Management, Inc. (2)	2,706,310	14.9%
Vanguard Group Inc (3)	1,204,999	6.6%
Macquarie Group Limited (4)	939,078	5.2%
(1)According to Amendment No. 1 to Schedule 13G filed on January 26, 2023 by BlackRock, Inc., BlackRock, Inc. beneficially owns and has sole dispositive power with respect to 2,971,076 shares of our common stock and has sole voting power with respect to 2,931,679 shares of our common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(2)According to Amendment No. 1 to Schedule 13G filed on February 14, 2023 by T. Rowe Price Investment Management, Inc., T. Rowe Price Investment Management, Inc. beneficially owns and has sole dispositive power with respect to 2,706,310 shares of our common stock and has sole voting power with respect to 727,403 shares of our common stock. The address of T. Rowe Price Investment Management, Inc. is 100 East Pratt St., Baltimore, MD 21202.
(3)According to Amendment No. 3 to Schedule 13G filed on February 9, 2023 by Vanguard Group Inc, Vanguard Group Inc beneficially owns 1,204,999 shares of our common stock and has sole dispositive power with respect to 1,178,001 shares of our common stock, and shared voting and dispositive power with respect to 12,065 and 26,998 shares of our common stock, respectively. The address of Vanguard Group Inc is 100 Vanguard Blvd, Malvern, PA 19355.
(4)According to Schedule 13G filed on February 14, 2023 by Macquarie Group Limited (“MGL”), Macquarie Management Holdings Inc. (“MMH”) and Macquarie Investment Management Business Trust “(“MIMBT”), MGL beneficially owns 939,078 shares of our common stock and has no voting or dispositive power with respect to our shares, MMH beneficially owns 939,078 shares our common stock and has sole voting and dispositive power with respect to 923,888 shares of our common stock and MIMBT beneficially owns 939,078 shares of our common stock and has sole voting and dispositive power with respect to 923,888 shares of our common stock. The address of MGL is 50 Martin Place Sydney, New South Wales, Australia. The address of MMH and MIMBT is 2005 Market Street, Philadelphia, PA 19103.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
RSM US LLP (PCAOB ID: 49) served as the Company’s independent registered public accounting firm in 2022 and 2021. RSM US LLP is located in Austin, Texas. The following table presents fees billed for audit services rendered by RSM for the audit of the Company’s annual financial statements for 2022 and 2021, and fees billed for other services rendered by RSM.

	YEAR ENDED
	DECEMBER 25, 2022	DECEMBER 26, 2021
Audit fees (1)	$529,815	$528,675
Tax fees (2)	—	16,275
Total	$529,815	$544,950
(1)Includes fees for audits of our annual financial statements and its internal control over financial reporting, reviews of the related quarterly financial statements, and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.
(2)Includes tax fees for state and local tax services.
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
The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm. All audit and non-audit services for 2022 and 2021 were pre-approved by the audit committee.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements - see Index to Financial Statements appearing on page F-1 of our Annual Report.
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
+     Filed herewith.
++    Filed as an exhibit to our Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 20, 2023	CHUY’S HOLDINGS, INC.

		By:	/s/ Jon W. Howie
Jon W. Howie
Vice President and Chief Financial Officer
(Principle Financial and Accounting Officer)