Form 10-Q
period 2023-03-26
CHUY'S HOLDINGS, INC.
filed 2023-05-05
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at April 28, 2023 was 18,121,408.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 26, 2023	December 25, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$82,598	$78,028
Accounts receivable	1,818	2,004
Lease incentives receivable	900	900
Inventories	1,614	2,069
Prepaid expenses and other current assets	4,285	4,817
Total current assets	91,215	87,818
Property and equipment, net	189,384	185,956
Operating lease assets	144,435	146,920
Deferred tax asset, net	4,750	4,958
Other assets and intangible assets, net	3,680	3,160
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$479,433	$474,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,043	$8,059
Accrued liabilities	22,833	23,321
Operating lease liabilities	12,489	12,499
Income tax payable	1,122	479
Total current liabilities	43,487	44,358
Operating lease liabilities, less current portion	180,643	183,670
Other liabilities	2,725	2,192
Total liabilities	226,855	230,220

Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 18,121,408 shares issued and outstanding at March 26, 2023 and 17,998,170 shares issued and outstanding at December 25, 2022	181	180
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at March 26, 2023 and December 25, 2022	—	—
Paid-in capital	96,380	96,586
Retained earnings	156,017	147,795
Total stockholders’ equity	252,578	244,561
Total liabilities and stockholders’ equity	$479,433	$474,781

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
Revenue	$112,498	$100,486
Costs and expenses:
Cost of sales	28,718	26,243
Labor	34,102	29,825
Operating	18,078	16,230
Occupancy	7,882	7,652
General and administrative	7,806	6,654
Marketing	1,550	1,413
Restaurant pre-opening	481	125
Impairment, closed restaurant and other costs	371	1,279
Depreciation	5,140	4,982
Total costs and expenses	104,128	94,403
Income from operations	8,370	6,083
Interest (income) expense, net	(777)	28
Income before income taxes	9,147	6,055
Income tax expense	925	537
Net income	$8,222	$5,518
Net income per common share:
Basic	$0.46	$0.29
Diluted	$0.45	$0.29
Weighted-average shares outstanding:
Basic	18,020,434	19,099,754
Diluted	18,176,121	19,288,718

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 25, 2022	17,998,170	$180	$96,586	$147,795	$244,561
Stock-based compensation	—	—	1,036	—	1,036
Proceeds from exercise of stock options	9,557	—	273	—	273
Settlement of restricted stock units	156,898	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(43,217)	(1)	(1,513)	—	(1,514)
Net income	—	—	—	8,222	8,222
Balance, March 26, 2023	18,121,408	$181	$96,380	$156,017	$252,578

Balance, December 26, 2021	19,538,058	$195	$135,659	$126,940	$262,794
Stock-based compensation	—	—	1,068	—	1,068
Settlement of restricted stock units	171,490	2	(2)	—	—
Repurchase of shares of common stock	(718,112)	(7)	(19,713)	—	(19,720)
Indirect repurchase of shares for minimum tax withholdings	(53,668)	(1)	(1,425)	—	(1,426)
Net income	—	—	—	5,518	5,518
Balance, March 27, 2022	18,937,768	$189	$115,587	$132,458	$248,234

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
Cash flows from operating activities:
Net income	$8,222	$5,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,140	4,982
Amortization of operating lease assets	2,485	2,360
Amortization of loan origination costs	22	22
Impairment, closed restaurant and other costs	19	72
Stock-based compensation	975	1,016
Loss on disposal of property and equipment	54	13
Deferred income taxes	208	362
Changes in operating assets and liabilities:
Accounts receivable	186	(19)
Lease incentive receivable	—	(1,000)
Income tax receivable and payable	643	108
Inventories	455	62
Prepaid expenses and other assets	(10)	(4)
Accounts payable	(3,278)	414
Accrued and other liabilities	45	(4,028)
Operating lease liabilities	(3,037)	(3,027)
Net cash provided by operating activities	12,129	6,851
Cash flows from investing activities:
Purchase of property and equipment, net	(6,318)	(2,613)
Net cash used in investing activities	(6,318)	(2,613)
Cash flows from financing activities:
Repurchase of shares of common stock	—	(19,720)
Proceeds from the exercise of stock options	273	—
Indirect repurchase of shares for minimum tax withholdings	(1,514)	(1,426)
Net cash used in financing activities	(1,241)	(21,146)
Net increase (decrease) in cash and cash equivalents	4,570	(16,908)
Cash and cash equivalents, beginning of period	78,028	106,621
Cash and cash equivalents, end of period	$82,598	$89,713

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$2,262	$786

Supplemental cash flow disclosures:
Cash paid for interest	$11	$19
Cash paid for income taxes	$73	$67

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of March 26, 2023, the Company operated 99 restaurants across 17 states.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022. The accompanying condensed consolidated balance sheet as of December 25, 2022, has been derived from our audited consolidated financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2023 fiscal year consists of 53 weeks and our 2022 fiscal year consisted of 52 weeks.
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
For the thirteen weeks ended March 26, 2023 and March 27, 2022, there were approximately 3,292 and 29,337 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The computation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
BASIC
Net income	$8,222	$5,518

Weighted-average common shares outstanding	18,020,434	19,099,754
Basic net income per common share	$0.46	$0.29

DILUTED
Net income	$8,222	$5,518

Weighted-average common shares outstanding	18,020,434	19,099,754
Dilutive effect of stock options and restricted stock units	155,687	188,964
Weighted-average of diluted shares	18,176,121	19,288,718
Diluted net income per common share	$0.45	$0.29
4. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of March 26, 2023, the Company had 1,892 of stock options outstanding and exercisable with a remaining weighted average contractual term of approximately 1.0 year.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four years to five years from the date of grant. As of March 26, 2023, a total of 747,158 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $975,000 and $1,016,000 for the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively.
A summary of stock-based compensation activity related to restricted stock units for the thirteen weeks ended March 26, 2023 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 25, 2022	383,098	$27.06
Granted	131,609	36.70
Vested	(156,898)	24.40
Forfeited	(3,551)	27.30
Outstanding at March 26, 2023	354,258	$31.82	3.04
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 26, 2023, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $11.1 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.

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
The obligations under the Company’s Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of March 26, 2023, the Company had no borrowings under the Credit Facility, and was in compliance with all covenants under the Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at March 26, 2023 and December 25, 2022 are summarized as follows:

	March 26, 2023	December 25, 2022
Accrued compensation and related benefits	$9,516	$9,117
Other accruals	5,246	5,202
Sales and use tax	3,382	3,007
Deferred gift card revenue	2,670	3,175
Property tax	2,019	2,820
Total accrued liabilities	$22,833	$23,321
7. Stockholders' Equity
Share Repurchase Program
On October 28, 2021, the Company’s Board of Directors replaced the Company's previous $30.0 million share repurchase program and approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding. This repurchase program became effective on October 28, 2021 and expires on December 31, 2023. The Company repurchased 718,112 shares for approximately $19.7 million during the first quarter of 2022. As of December 25, 2022, the Company completed its previous $50.0 million repurchase program.
On October 27, 2022, the Company’s Board of Directors approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. As of March 26, 2023, the Company had $50.0 million remaining under its $50.0 million repurchase program.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of March 26, 2023, all of the Company's leases were operating.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended
Lease cost	March 26, 2023	March 27, 2022
Operating lease cost	$6,041	$6,209
Variable lease cost	450	379
	$6,491	$6,588
Supplemental cash flow disclosures and other lease information:

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
Cash paid for operating lease liabilities	$6,821	$8,634
Operating lease assets obtained in exchange for operating lease liabilities(a)	—	3,955
(a) The thirteen weeks ended March 27, 2022 includes a $2.4 million increase to operating lease assets and liabilities related to new lease commencements and a $1.5 million increase primarily due to extending remaining lives of certain leases.
The Company recorded no deferred lease incentives during the thirteen weeks ended March 26, 2023 and $1.0 million deferred lease incentives during the thirteen weeks ended March 27, 2022.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Supplemental balance sheet disclosures:

Operating leases	Classification	March 26, 2023	December 25, 2022
Right-of-use assets	Operating lease assets	$144,435	$146,920

Deferred rent payments	Operating lease liability	6	84
Current lease liabilities	Operating lease liability	12,483	12,415
		12,489	12,499

Deferred rent payments	Operating lease liability, less current portion	66	68
Non-current lease liabilities	Operating lease liability, less current portion	180,577	183,602
		180,643	183,670

Total lease liabilities		$193,132	$196,169

Weighted average remaining lease term (in years)		12.5	12.7
Weighted average discount rate		7.6%	7.6%
Future minimum rent payments for our operating leases for the next five years as of March 26, 2023 are as follows:

Fiscal year ending:
Remainder of 2023	$20,027
2024	26,163
2025	26,279
2026	25,298
2027	22,894
Thereafter	178,172
Total minimum lease payments	298,833
Less: imputed interest	105,701
Present value of lease liabilities	$193,132
As of March 26, 2023, operating lease payments exclude approximately $5.3 million of legally binding minimum lease payments for leases signed but which we have not yet commenced payments.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
10. Income Taxes
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21%:

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
Expected income tax expense	$1,921	$1,272
State tax expense, net of federal benefit	301	227
FICA tip credit	(997)	(898)
Officers' compensation	76	59
Stock compensation	(381)	(127)
Other	5	4
Income tax expense	$925	$537
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of March 26, 2023, the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with this position could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As of March 26, 2023 and March 27, 2022, the Company recognized no liability for uncertain tax positions.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
Closed restaurant costs	371	1,279
Impairment, closed restaurant and other costs	$371	$1,279
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
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 25, 2022 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein.
Overview
We are a growing full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of March 26, 2023, we operated 99 restaurants across 17 states.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 94 restaurants at March 26, 2023.
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
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
Total open restaurants (at end of period)	99	96
Total comparable restaurants (at end of period)	94	92
Average unit volumes (in thousands)	$1,133	$1,054
Change in comparable restaurant sales(1)	8.0%	11.4%
Average check	$18.81	$17.71
(1) We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflects changes in sales for the comparable group of restaurants over a specified period of time.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2023 fiscal year consists of 53 weeks and our 2022 fiscal year consisted of 52 weeks.
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
Thirteen Weeks Ended March 26, 2023 Compared to Thirteen Weeks Ended March 27, 2022
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	March 26, 2023	% of Revenue	March 27, 2022	% of Revenue	$ Change	% Change
Revenue	$112,498	100.0%	$100,486	100.0%	$12,012	12.0%
Costs and expenses:
Cost of sales	28,718	25.5	26,243	26.1	2,475	9.4
Labor	34,102	30.3	29,825	29.7	4,277	14.3
Operating	18,078	16.1	16,230	16.2	1,848	11.4
Occupancy	7,882	7.0	7,652	7.6	230	3.0
General and administrative	7,806	6.9	6,654	6.6	1,152	17.3
Marketing	1,550	1.4	1,413	1.4	137	9.7
Restaurant pre-opening	481	0.4	125	0.1	356	284.8
Impairment, closed restaurant and other costs	371	0.3	1,279	1.3	(908)	(71.0)
Depreciation	5,140	4.7	4,982	4.9	158	3.2
Total costs and expenses	104,128	92.6	94,403	93.9	9,725	10.3
Income from operations	8,370	7.4	6,083	6.1	2,287	37.6
Interest (income) expense, net	(777)	(0.7)	28	0.1	(805)	*
Income before income taxes	9,147	8.1	6,055	6.0	3,092	51.1
Income tax expense	925	0.8	537	0.5	388	72.3
Net income	$8,222	7.3%	$5,518	5.5%	$2,704	49.0%

* Not meaningful
Revenue. Revenue increased $12.0 million, or 12.0%, to $112.5 million for the thirteen weeks ended March 26, 2023 from $100.5 million for the comparable period in 2022. The increase was primarily related to an increase in our comparable restaurant sales as well as incremental revenue from an additional 43 operating weeks provided by new restaurants opened during and subsequent to the first quarter of 2022. For the first quarter of 2023, off-premise sales were approximately 27% of total revenue compared to approximately 28% during the same period in fiscal 2022.
Comparable restaurant sales increased 8.0% for the first quarter of 2023 compared to the same period last year primarily driven by a 1.8% increase in average weekly customers and a 6.2% increase in average check. The comparable restaurant sales and traffic growth was positively impacted by less severe weather in the first quarter of 2023 and the negative effect that the Omicron variant had on January and February of 2022.
Cost of sales. Cost of sales as a percentage of revenue decreased to 25.5% during the thirteen weeks ended March 26, 2023 compared to 26.1% during the comparable period in 2022 primarily driven by menu price increases taken subsequent to the first quarter of 2022, partially offset by approximately 5% commodity inflation.
Labor costs. Labor costs as a percentage of revenue increased to 30.3% during the thirteen weeks ended March 26, 2023 from 29.7% during the comparable period in 2022 largely as a result of hourly labor rate inflation of approximately 7% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year. This increase was partially offset by menu price increases taken subsequent to the first quarter of 2022.
Operating costs. Operating costs as a percentage of revenue decreased to 16.1% during the thirteen weeks ended March 26, 2023 from 16.2% during the same period in 2022 primarily driven by lower to-go supplies costs as compared to last year as well as a decrease in our off-premise business to 27% from 28% of our total sales in the first quarter of 2023.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 7.0% during the thirteen weeks ended March 26, 2023 from 7.6% during the comparable period in 2022 primarily as a result of sales leverage on fixed occupancy expenses.
General and administrative expenses. General and administrative expenses increased to $7.8 million for the thirteen weeks ended March 26, 2023 as compared to $6.7 million for the same period in 2022. The increase was primarily driven by higher performance-based bonuses and an increase in management salaries. As a percentage of revenues, general and administrative expenses increased to 6.9% in the first quarter of 2023 from 6.6% in the first quarter of 2022.
Restaurant pre-opening costs. Restaurant pre-opening costs increased to $0.5 million for the thirteen weeks ended March 26, 2023 as compared to $0.1 million for the same period in 2022 due to the timing of new store openings.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $0.4 million during the thirteen weeks ended March 26, 2023 from $1.3 million during the comparable period in 2022. The decrease was primarily related to a reduction in rent paid on previously closed restaurants. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Depreciation. Depreciation expense increased to $5.1 million during the thirteen weeks ended March 26, 2023 from $5.0 million recorded during the comparable period in 2022 primarily due to an increase in depreciation associated with our new restaurants.
Interest (income) expense, net. Interest (income) expense, net increased to $0.8 million in the first quarter of 2023 as compared to the same period in 2022. The increase was mainly a result of a higher rate of return on the excess cash invested in money market funds.
Income tax expense. We recorded an income tax expense of $0.9 million in the first quarter of 2023 compared to an income tax expense of $0.5 million during the comparable period in 2022. The effective income tax rate for fiscal 2023 was 10.1% compared to 8.9% in the same period last year. The increase in the effective tax rate was mainly attributed to a decrease in the proportion of employee tax credits to estimated annual income.
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
Net income. As a result of the foregoing, net income was $8.2 million during the thirteen weeks ended March 26, 2023 as compared to $5.5 million during the comparable period in 2022.
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
The Company repurchased 718,112 shares for approximately $19.7 million during the first quarter of 2022. As of December 25, 2022, the Company completed its previous $50.0 million repurchase program.
On October 27, 2022, the Company’s Board of Directors approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. As of March 26, 2023, the Company had $50.0 million remaining under its $50.0 million repurchase program.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors" of our Annual Report.
As of March 26, 2023, the Company had a strong financial position with $82.6 million in cash and cash equivalents, no debt and $35.0 million of availability under its revolving credit facility.
Cash Flows for Thirteen Weeks Ended March 26, 2023 and March 27, 2022
The following table summarizes the statement of cash flows (in thousands):

	Thirteen Weeks Ended
	March 26, 2023	March 27, 2022
Net cash provided by operating activities	$12,129	$6,851
Net cash used in investing activities	(6,318)	(2,613)
Net cash used in financing activities	(1,241)	(21,146)
Net increase (decrease) in cash and cash equivalents	4,570	(16,908)
Cash and cash equivalents at beginning of year	78,028	106,621
Cash and cash equivalents at end of period	$82,598	$89,713
Operating Activities. Net cash provided by operating activities increased $5.3 million to $12.1 million for the thirteen weeks ended March 26, 2023 from $6.9 million during the comparable period in 2022. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was mainly attributable to:
1)a $2.7 million increase in net income;
2)a $4.0 million increase in accrued and other liabilities largely driven by a lower performance-based bonus pay-out in the first quarter of 2023 as compared to the comparable period last year as well as an increase in accrued wages due to timing of our hourly payroll; and
3)a $1.0 million collection of a lease incentive receivable subsequent to the first quarter 2022.
This overall increase of $7.7 million, as detailed above, is partially offset by $3.7 million in higher payments on accounts payable mainly driven by timing of payments as compared to last year.
Investing Activities. Net cash used in investing activities increased $3.7 million to $6.3 million for the thirteen weeks ended March 26, 2023 from $2.6 million during the comparable period in 2022, mainly driven by a timing of our new restaurant construction as compared to the same period last year.
Financing Activities. Net cash used by financing activities decreased $19.9 million to $1.2 million for the thirteen weeks ended March 26, 2023 from $21.1 million during the comparable period in 2022 primarily due to a $19.7 million decrease in the repurchases of shares of common stock.
As of March 26, 2023, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.
Off-Balance Sheet Arrangements
As of March 26, 2023, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended March 26, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 5, 2023

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)