Form 10-Q
period 2023-06-25
CHUY'S HOLDINGS, INC.
filed 2023-08-04
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at July 21, 2023 was 18,038,554.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 25, 2023	December 25, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$82,624	$78,028
Accounts receivable	2,296	2,004
Lease incentives receivable	900	900
Inventories	1,667	2,069
Prepaid expenses and other current assets	6,456	4,817
Total current assets	93,943	87,818
Property and equipment, net	196,998	185,956
Operating lease assets	142,677	146,920
Deferred tax asset, net	4,370	4,958
Other assets and intangible assets, net	3,865	3,160
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$487,822	$474,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,219	$8,059
Accrued liabilities	27,315	23,321
Operating lease liabilities	12,575	12,499
Income tax payable	102	479
Total current liabilities	45,211	44,358
Operating lease liabilities, less current portion	178,143	183,670
Other liabilities	3,061	2,192
Total liabilities	226,415	230,220

Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 18,038,554 shares issued and outstanding at June 25, 2023 and 17,998,170 shares issued and outstanding at December 25, 2022	180	180
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at June 25, 2023 and December 25, 2022	—	—
Paid-in capital	94,476	96,586
Retained earnings	166,751	147,795
Total stockholders’ equity	261,407	244,561
Total liabilities and stockholders’ equity	$487,822	$474,781

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenue	$119,001	$110,946	$231,499	$211,432
Costs and expenses:
Cost of sales	29,432	30,874	58,150	57,117
Labor	35,159	32,267	69,261	62,092
Operating	18,896	17,493	36,974	33,723
Occupancy	8,116	7,556	15,998	15,208
General and administrative	7,698	6,494	15,504	13,148
Marketing	1,693	1,614	3,243	3,027
Restaurant pre-opening	613	342	1,094	467
Impairment, closed restaurant and other costs	482	734	853	2,013
Depreciation	5,222	4,981	10,362	9,963
Total costs and expenses	107,311	102,355	211,439	196,758
Income from operations	11,690	8,591	20,060	14,674
Interest income, net	(854)	(75)	(1,631)	(47)
Income before income taxes	12,544	8,666	21,691	14,721
Income tax expense	1,810	795	2,735	1,332
Net income	$10,734	$7,871	$18,956	$13,389
Net income per common share:
Basic	$0.59	$0.42	$1.05	$0.70
Diluted	$0.59	$0.41	$1.04	$0.70
Weighted-average shares outstanding:
Basic	18,080,327	18,919,473	18,050,381	19,009,613
Diluted	18,154,921	18,983,553	18,161,837	19,136,313

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, March 26, 2023	18,121,408	$181	$96,380	$156,017	$252,578
Stock-based compensation	—	—	1,062	—	1,062
Proceeds from exercise of stock options	73	—	3	—	3
Settlement of restricted stock units	826	—	—	—	—
Repurchase of shares of common stock	(83,521)	(1)	(2,960)	—	(2,961)
Indirect repurchase of shares for minimum tax withholdings	(232)	—	(9)	—	(9)
Net income	—	—	—	10,734	10,734
Balance, June 25, 2023	18,038,554	$180	$94,476	$166,751	$261,407

Balance, March 27, 2022	18,937,768	$189	$115,587	$132,458	$248,234
Stock-based compensation	—	—	987	—	987
Settlement of restricted stock units	1,256	—	—	—	—
Repurchase of shares of common stock	(58,700)	—	(1,332)	—	(1,332)
Indirect repurchase of shares for minimum tax withholdings	(407)	—	(10)	—	(10)
Net income	—	—	—	7,871	7,871
Balance, June 26, 2022	18,879,917	$189	$115,232	$140,329	$255,750

	Twenty-Six Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 25, 2022	17,998,170	$180	$96,586	$147,795	$244,561
Stock-based compensation	—	—	2,098	—	2,098
Proceeds from exercise of stock options	9,630	—	276	—	276
Settlement of restricted stock units	157,724	2	(2)	—	—
Repurchase of shares of common stock	(83,521)	(1)	(2,960)	—	(2,961)
Indirect repurchase of shares for minimum tax withholdings	(43,449)	(1)	(1,522)	—	(1,523)
Net income	—	—	—	18,956	18,956
Balance, June 25, 2023	18,038,554	$180	$94,476	$166,751	$261,407

Balance, December 26, 2021	19,538,058	$195	$135,659	$126,940	$262,794
Stock-based compensation	—	—	2,055	—	2,055
Settlement of restricted stock units	172,746	2	(2)	—	—
Repurchase of shares of common stock	(776,812)	(7)	(21,045)	—	(21,052)
Indirect repurchase of shares for minimum tax withholdings	(54,075)	(1)	(1,435)	—	(1,436)
Net income	—	—	—	13,389	13,389
Balance, June 26, 2022	18,879,917	$189	$115,232	$140,329	$255,750

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022
Cash flows from operating activities:
Net income	$18,956	$13,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,362	9,963
Amortization of operating lease assets	5,011	4,747
Amortization of loan origination costs	43	44
Impairment, closed restaurant and other costs	84	456
Stock-based compensation	1,968	1,950
Loss on disposal of property and equipment	116	57
Deferred income taxes	588	869
Changes in operating assets and liabilities:
Accounts receivable	(292)	(12)
Lease incentive receivable	—	(1,000)
Income tax receivable and payable	(377)	103
Inventories	402	(83)
Prepaid expenses and other assets	(2,313)	(1,713)
Accounts payable	(3,850)	258
Accrued and other liabilities	4,863	100
Operating lease liabilities	(6,142)	(6,861)
Net cash provided by operating activities	29,419	22,267
Cash flows from investing activities:
Purchase of property and equipment, net	(20,615)	(10,142)
Net cash used in investing activities	(20,615)	(10,142)
Cash flows from financing activities:
Repurchase of shares of common stock	(2,961)	(21,052)
Proceeds from the exercise of stock options	276	—
Indirect repurchase of shares for minimum tax withholdings	(1,523)	(1,436)
Net cash used in financing activities	(4,208)	(22,488)
Net increase (decrease) in cash and cash equivalents	4,596	(10,363)
Cash and cash equivalents, beginning of period	78,028	106,621
Cash and cash equivalents, end of period	$82,624	$96,258

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,010	$1,350

Supplemental cash flow disclosures:
Cash paid for interest	$22	$30
Cash paid for income taxes	$2,538	$361

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of June 25, 2023, the Company operated 99 restaurants across 16 states.
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
Diluted net income per share of common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive common stock equivalents outstanding during the period using the treasury stock method for dilutive options and restricted stock units (the options and restricted stock units were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the "2012 Plan") and the Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (the "2020 Plan")).
For the thirteen weeks ended June 25, 2023 and June 26, 2022, there were approximately 4,951 and 93,137 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the twenty-six weeks ended June 25, 2023 and June 26, 2022, there were approximately 1,130 and 54,334 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The computation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
BASIC
Net income	$10,734	$7,871	$18,956	$13,389

Weighted-average common shares outstanding	18,080,327	18,919,473	18,050,381	19,009,613
Basic net income per common share	$0.59	$0.42	$1.05	$0.70

DILUTED
Net income	$10,734	$7,871	$18,956	$13,389

Weighted-average common shares outstanding	18,080,327	18,919,473	18,050,381	19,009,613
Dilutive effect of stock options and restricted stock units	74,594	64,080	111,456	126,700
Weighted-average of diluted shares	18,154,921	18,983,553	18,161,837	19,136,313
Diluted net income per common share	$0.59	$0.41	$1.04	$0.70
4. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of June 25, 2023, the Company had 1,819 of stock options outstanding and exercisable with a remaining weighted average contractual term of less than one year.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four years to five years from the date of grant. As of June 25, 2023, a total of 746,856 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $1.0 million and $0.9 million for the thirteen weeks ended June 25, 2023 and June 26, 2022, respectively. Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $2.0 million for the twenty-six weeks ended June 25, 2023 and June 26, 2022.
A summary of stock-based compensation activity related to restricted stock units for the twenty-six weeks ended June 25, 2023 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 25, 2022	383,098	$27.06
Granted	132,050	36.70
Vested	(157,724)	24.38
Forfeited	(3,770)	27.45
Outstanding at June 25, 2023	353,654	$31.85	2.84
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 25, 2023, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $10.0 million. This amount is expected to be recognized evenly over the remaining vesting period of the awards.

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
On June 30, 2023, the Company and JPMorgan Chase Bank, N.A., entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement. The Amendment replaced the London Interbank Offered Rate (“LIBOR”) interest rate with an Adjusted Term Secured Overnight Financing Rate (“SOFR”) interest rate.
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
Borrowings under the Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, either Adjusted Term SOFR plus a margin of 1.5% to 2.0%, depending on the Company’s consolidated total lease adjusted leverage ratio, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.5% or (c) Adjusted Term SOFR plus 1.0%, plus a margin of 0.5% to 1.0%, depending on the Company’s consolidated total lease adjusted leverage ratio.
An unused commitment fee at a rate of 0.125% applies to unutilized borrowing capacity under the Credit Facility.
The obligations under the Company’s Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of June 25, 2023, the Company had no borrowings under the Credit Facility, and was in compliance with all covenants under the Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at June 25, 2023 and December 25, 2022 are summarized as follows:

	June 25, 2023	December 25, 2022
Accrued compensation and related benefits	$12,722	$9,117
Other accruals	5,668	5,202
Sales and use tax	3,324	3,007
Property tax	3,010	2,820
Deferred gift card revenue	2,591	3,175
Total accrued liabilities	$27,315	$23,321
7. Stockholders' Equity
Share Repurchase Program
On October 28, 2021, the Company’s Board of Directors replaced the Company's previous $30.0 million share repurchase program and approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding. This repurchase program became effective on October 28, 2021. The Company repurchased 58,700 shares for approximately $1.3 million during the second quarter of 2022 and 776,812 shares for approximately $21.1 million during the twenty-six weeks ended June 26, 2022. As of December 25, 2022, the Company completed its previous $50.0 million repurchase program.
On October 27, 2022, the Company’s Board of Directors approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. During the twenty-six weeks ended June 25, 2023, the Company repurchased 83,521 shares of its common stock for a total of approximately $3.0 million. As of June 25, 2023, the Company had $47.0 million remaining under its $50.0 million repurchase program.

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
9. Leases
The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate offices. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments. The initial lease terms range from 10 to 15 years, most of which include renewal options totaling 10 to 15 years. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of June 25, 2023, all of the Company's leases were operating.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Lease cost	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Operating lease cost	$6,000	$6,145	$12,041	$12,354
Variable lease cost	481	357	931	736
	$6,481	$6,502	$12,972	$13,090

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Supplemental cash flow disclosures and other lease information:

	Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022
Cash paid for operating lease liabilities	$13,238	$14,593
Operating lease assets obtained in exchange for operating lease liabilities(a)	841	4,528
(a) The twenty-six weeks ended June 25, 2023 includes a $2.7 million increase due to extending remaining lives of certain leases, partially offset by a $1.9 million decrease as a result of a purchase of an existing operating lease. The twenty-six weeks ended June 26, 2022 includes a $2.4 million increase to operating lease assets and liabilities related to new lease commencements, a $2.6 million increase due to extending remaining lives of certain leases, partially offset by a $0.5 million decrease as a result of a termination of a closed restaurant lease.
The Company recorded no deferred lease incentives during the twenty-six weeks ended June 25, 2023 and $1.0 million of deferred lease incentives during the twenty-six weeks ended June 26, 2022.
Supplemental balance sheet disclosures:

Operating leases	Classification	June 25, 2023	December 25, 2022
Right-of-use assets	Operating lease assets	$142,677	$146,920

Deferred rent payments	Operating lease liability	7	84
Current lease liabilities	Operating lease liability	12,568	12,415
		12,575	12,499

Deferred rent payments	Operating lease liability, less current portion	65	68
Non-current lease liabilities	Operating lease liability, less current portion	178,078	183,602
		178,143	183,670

Total lease liabilities		$190,718	$196,169

Weighted average remaining lease term (in years)		12.2	12.7
Weighted average discount rate		7.6%	7.6%
Future minimum rent payments for our operating leases for the next five years as of June 25, 2023 are as follows:

Fiscal year ending:
Remainder of 2023	$13,250
2024	26,689
2025	26,805
2026	25,824
2027	23,419
Thereafter	176,364
Total minimum lease payments	292,351
Less: imputed interest	101,633
Present value of lease liabilities	$190,718
As of June 25, 2023, operating lease payments exclude approximately $8.3 million of legally binding minimum lease payments for leases signed but which we have not yet commenced payments.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
10. Income Taxes
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21%:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Expected income tax expense	$2,634	$1,819	$4,555	$3,091
State tax expense, net of federal benefit	409	341	710	568
FICA tip credit	(1,334)	(1,474)	(2,331)	(2,372)
Officers' compensation	105	98	181	157
Stock compensation	(6)	—	(387)	(127)
Other	2	11	7	15
Income tax expense	$1,810	$795	$2,735	$1,332
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of June 25, 2023, the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with this position could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As of June 25, 2023 and June 26, 2022, the Company recognized no liability for uncertain tax positions.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Property and equipment impairment	47	—	47	—
Total impairment charge	47	—	47	—

Closed restaurant costs	435	757	806	2,036
Loss on lease termination	—	(23)	—	(23)
Impairment, closed restaurant and other costs	$482	$734	$853	$2,013
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
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of June 25, 2023, we operated 99 restaurants across 16 states.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 94 restaurants at June 25, 2023.
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
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Total open restaurants (at end of period)	99	97	99	97
Total comparable restaurants (at end of period)	94	92	94	92
Average unit volumes (in thousands)	$1,201	$1,162	$2,347	$2,216
Change in comparable restaurant sales(1)	3.2%	1.7%	5.5%	6.1%
Average check	$19.23	$18.15	$19.02	$17.94
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
Interest income, net. Interest income, net consists primarily of interest income earned on the excess cash invested in money market funds, reduced by interest on our outstanding indebtedness, if any, uncommitted credit facility fees and the amortization of our debt issuance costs.
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
Thirteen Weeks Ended June 25, 2023 Compared to Thirteen Weeks Ended June 26, 2022
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	June 25, 2023	% of Revenue	June 26, 2022	% of Revenue	$ Change	% Change
Revenue	$119,001	100.0%	$110,946	100.0%	$8,055	7.3%
Costs and expenses:
Cost of sales	29,432	24.7	30,874	27.8	(1,442)	(4.7)
Labor	35,159	29.5	32,267	29.1	2,892	9.0
Operating	18,896	15.9	17,493	15.8	1,403	8.0
Occupancy	8,116	6.8	7,556	6.8	560	7.4
General and administrative	7,698	6.5	6,494	5.9	1,204	18.5
Marketing	1,693	1.5	1,614	1.5	79	4.9
Restaurant pre-opening	613	0.5	342	0.3	271	79.2
Impairment, closed restaurant and other costs	482	0.4	734	0.7	(252)	(34.3)
Depreciation	5,222	4.4	4,981	4.4	241	4.8
Total costs and expenses	107,311	90.2	102,355	92.3	4,956	4.8
Income from operations	11,690	9.8	8,591	7.7	3,099	36.1
Interest income, net	(854)	(0.7)	(75)	(0.1)	(779)	*
Income before income taxes	12,544	10.5	8,666	7.8	3,878	44.7
Income tax expense	1,810	1.5	795	0.7	1,015	127.7
Net income	$10,734	9.0%	$7,871	7.1%	$2,863	36.4%

* Not meaningful
Revenue. Revenue increased $8.1 million, or 7.3%, to $119.0 million for the thirteen weeks ended June 25, 2023 from $110.9 million for the comparable period in 2022. The increase was primarily related to an increase in our comparable restaurant sales as well as incremental revenue from an additional 53 operating weeks provided by new restaurants opened during and subsequent to the second quarter of 2022. For the second quarter of 2023, off-premise sales were approximately 28% of total revenue compared to approximately 27% during the same period in fiscal 2022.
Comparable restaurant sales increased 3.2% for the second quarter of 2023 compared to the same period last year primarily driven by a 5.8% increase in average check, partially offset by a 2.6% decrease in average weekly customer.
Cost of sales. Cost of sales as a percentage of revenue decreased to 24.7% during the thirteen weeks ended June 25, 2023 compared to 27.8% during the comparable period in 2022 primarily driven by leverage on menu price increases taken subsequent to the second quarter of last year as well as overall commodity deflation of approximately 4% for the thirteen weeks ended June 25, 2023.
Labor costs. Labor costs as a percentage of revenue increased to 29.5% during the thirteen weeks ended June 25, 2023 from 29.1% during the comparable period in 2022 largely as a result of hourly labor rate inflation of approximately 5% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year. This increase was partially offset by menu price increases taken subsequent to the second quarter of 2022.
Operating costs. Operating costs as a percentage of revenue increased to 15.9% during the thirteen weeks ended June 25, 2023 from 15.8% during the same period in 2022 primarily driven by a 30 basis points ("bps") increase in delivery service charges as a result of increased delivery sales, an increase in restaurant repair and maintenance costs of 10 bps, partially offset by lower utility costs of 20 bps and higher sales leverage on insurance costs of 10 bps as compared to the second quarter of 2022.
General and administrative expenses. General and administrative expenses increased to $7.7 million for the thirteen weeks ended June 25, 2023 as compared to $6.5 million for the same period in 2022. The increase was primarily driven by higher performance-based bonuses and an increase in management salaries. As a percentage of revenues, general and administrative expenses increased to 6.5% in the second quarter of 2023 from 5.9% in the second quarter of 2022.
Restaurant pre-opening costs. Restaurant pre-opening costs increased to $0.6 million for the thirteen weeks ended June 25, 2023 as compared to $0.3 million for the same period in 2022 primarily due to an increase in restaurant development and timing of new store openings.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $0.5 million during the thirteen weeks ended June 25, 2023 from $0.7 million during the comparable period in 2022. The decrease was primarily related to a reduction in rent paid on previously closed restaurants. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Depreciation. Depreciation expense increased to $5.2 million during the thirteen weeks ended June 25, 2023 from $5.0 million recorded during the comparable period in 2022 primarily due to an increase in depreciation associated with our new restaurants.
Interest income, net. Interest income, net increased to $0.9 million in the second quarter of 2023 as compared to $0.1 million for the same period in 2022. The increase was mainly a result of a higher rate of return on the excess cash invested in money market funds.
Income tax expense. We recorded an income tax expense of $1.8 million in the second quarter of 2023 compared to an income tax expense of $0.8 million during the comparable period in 2022. The effective income tax rate for fiscal 2023 was 14.4% compared to 9.2% in the same period last year. The increase in the effective tax rate was mainly attributed to a decrease in the proportion of employee tax credits to estimated annual income.
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
Net income. As a result of the foregoing, net income was $10.7 million during the thirteen weeks ended June 25, 2023 as compared to $7.9 million during the comparable period in 2022.

Twenty-Six Weeks Ended June 25, 2023 Compared to Twenty-Six Weeks Ended June 26, 2022
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Twenty-Six Weeks Ended
	June 25, 2023	% of Revenue	June 26, 2022	% of Revenue	$ Change	% Change
Revenue	$231,499	100.0%	$211,432	100.0%	$20,067	9.5%
Costs and expenses:
Cost of sales	58,150	25.1	57,117	27.0	1,033	1.8
Labor	69,261	29.9	62,092	29.4	7,169	11.5
Operating	36,974	16.0	33,723	15.9	3,251	9.6
Occupancy	15,998	6.9	15,208	7.2	790	5.2
General and administrative	15,504	6.7	13,148	6.2	2,356	17.9
Marketing	3,243	1.4	3,027	1.5	216	7.1
Restaurant pre-opening	1,094	0.5	467	0.2	627	134.3
Impairment, closed restaurant and other costs	853	0.4	2,013	1.0	(1,160)	(57.6)
Depreciation	10,362	4.4	9,963	4.7	399	4.0
Total costs and expenses	211,439	91.3	196,758	93.1	14,681	7.5
Income from operations	20,060	8.7	14,674	6.9	5,386	36.7
Interest income, net	(1,631)	(0.7)	(47)	(0.1)	(1,584)	*
Income before income taxes	21,691	9.4	14,721	7.0	6,970	47.3
Income tax expense	2,735	1.2	1,332	0.7%	1,403	105.3
Net income	$18,956	8.2%	$13,389	6.3%	$5,567	41.6%

* Not meaningful
Revenue. Revenue increased $20.1 million, or 9.5%, to $231.5 million for the twenty-six weeks ended June 25, 2023 from $211.4 million for the comparable period in 2022. The increase was primarily related to an increase in our comparable restaurant sales as well as incremental revenue from an additional 96 operating weeks provided by new restaurants opened during and subsequent to the second quarter of 2022. For the twenty-six weeks ended June 25, 2023 and June 26, 2022, off-premise sales were approximately 27% of total revenue.
Comparable restaurant sales increased 5.5% for the twenty-six weeks ended June 25, 2023 compared to the same period last year primarily driven by a 6.0% increase in average check, partially offset by a 0.5% decrease in average weekly customer.
Cost of sales. Cost of sales as a percentage of revenue decreased to 25.1% during the twenty-six weeks ended June 25, 2023 compared to 27.0% during the comparable period in 2022 primarily driven by leverage on menu price increases taken subsequent to the second quarter of last year, partially offset by overall commodity inflation of approximately 1.0% for the twenty-six weeks ended June 25, 2023.
Labor costs. Labor costs as a percentage of revenue increased to 29.9% during the twenty-six weeks ended June 25, 2023 from 29.4% during the comparable period in 2022 largely as a result of hourly labor rate inflation of approximately 6% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year. This increase was partially offset by menu price increases taken subsequent to the second quarter of 2022.
Operating costs. Operating costs as a percentage of revenue increased to 16.0% during the twenty-six weeks ended June 25, 2023 from 15.9% during the same period in 2022 primarily driven by an increase of 30 bps in delivery service charges as a result of increased delivery sales, an increase in restaurant repair and maintenance costs of 10 bps, partially offset by lower to-go supplies of 10 bps and higher sales leverage on utility and insurance costs for a total of 20 bps as compared to the same period last year.
General and administrative expenses. General and administrative expenses increased to $15.5 million for the twenty-six weeks ended June 25, 2023 as compared to $13.1 million for the same period in 2022. The increase was primarily driven by higher performance-based bonuses and an increase in management salaries. As a percentage of revenues, general and administrative expenses increased to 6.7% in the twenty-six weeks ended June 25, 2023 from 6.2% in the twenty-six weeks ended June 26, 2022.
Restaurant pre-opening costs. Restaurant pre-opening costs increased to $1.1 million for the twenty-six weeks ended June 25, 2023 as compared to $0.5 million for the same period in 2022 primarily due to an increase in restaurant development and timing of new store openings.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $0.9 million during the twenty-six weeks ended June 25, 2023 from $2.0 million during the comparable period in 2022. The decrease was primarily related to a reduction in rent paid on previously closed restaurants. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Depreciation. Depreciation expense increased to $10.4 million during the twenty-six weeks ended June 25, 2023 from $10.0 million recorded during the comparable period in 2022 primarily due to an increase in depreciation associated with our new restaurants.
Interest income, net. Interest income, net increased to $1.6 million for the twenty-six weeks ended June 25, 2023 as compared to $0.1 million for the same period in 2022. The increase was mainly a result of a higher rate of return on the excess cash invested in money market funds.
Income tax expense. We recorded an income tax expense of $2.7 million for the twenty-six weeks ended June 25, 2023 compared to $1.3 million during the comparable period in 2022. The effective income tax rate for fiscal 2023 was 12.6% compared to 9.0% in the same period last year. The increase in the effective tax rate was mainly attributed to a decrease in the proportion of employee tax credits to estimated annual income.
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
Net income. As a result of the foregoing, net income was $19.0 million during the twenty-six weeks ended June 25, 2023 as compared to $13.4 million during the comparable period in 2022.
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
On October 27, 2022, the Company’s Board of Directors approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. During the thirteen weeks and twenty-six weeks ended June 25, 2023, the Company repurchased 83,521 shares of its common stock for a total of approximately $3.0 million. As of June 25, 2023, the Company had $47.0 million remaining under its $50.0 million repurchase program.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors" of our Annual Report.
As of June 25, 2023, the Company had a strong financial position with $82.6 million in cash and cash equivalents, no debt and $35.0 million of availability under its revolving credit facility.
Cash Flows for Twenty-Six Weeks Ended June 25, 2023 and June 26, 2022
The following table summarizes the statement of cash flows (in thousands):

	Twenty-Six Weeks Ended
	June 25, 2023	June 26, 2022
Net cash provided by operating activities	$29,419	$22,267
Net cash used in investing activities	(20,615)	(10,142)
Net cash used in financing activities	(4,208)	(22,488)
Net increase (decrease) in cash and cash equivalents	4,596	(10,363)
Cash and cash equivalents at beginning of year	78,028	106,621
Cash and cash equivalents at end of period	$82,624	$96,258
Operating Activities. Net cash provided by operating activities increased $7.1 million to $29.4 million for the twenty-six weeks ended June 25, 2023 from $22.3 million during the comparable period in 2022. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was mainly attributable to a $5.6 million increase in net income and a $4.8 million increase in accrued and other liabilities largely driven by a lower performance-based bonus pay-out in 2023 as compared to the comparable period last year as well as an increase in accrued wages due to timing of our hourly payroll. This overall increase of $10.4 million is partially offset by a $4.1 million million increase in payments on accounts payable mainly driven by timing as compared to last year.
Investing Activities. Net cash used in investing activities increased $10.5 million to $20.6 million for the twenty-six weeks ended June 25, 2023 from $10.1 million during the comparable period in 2022, mainly driven by an increase and timing of our new restaurant construction as compared to the same period last year.
Financing Activities. Net cash used by financing activities decreased $18.3 million to $4.2 million for the twenty-six weeks ended June 25, 2023 from $22.5 million during the comparable period in 2022 primarily due to an $18.1 million decrease in the repurchases of shares of common stock.
As of June 25, 2023, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC, except as disclosed in Note 5, Long-Term Debt.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.
Off-Balance Sheet Arrangements
As of June 25, 2023, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended June 25, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended June 25, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
March 27, 2023 through April 23, 2023	—	$—	—	$50.0
April 24, 2023 through May 21, 2023	76,716	35.38	76,716	47.3
May 22, 2023 through June 25, 2023	6,805	36.20	6,805	47.0
Total	83,521	$35.45	83,521
(1)    On November 3, 2022, we announced that our Board of Directors approved a new share repurchase program under which we may repurchase up to $50.0 million of our common stock. This repurchase program became effective on October 27, 2022 and expires on December 31, 2024.
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
Date: August 4, 2023

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)