Form 10-Q
period 2023-09-24
CHUY'S HOLDINGS, INC.
filed 2023-11-03
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at October 20, 2023 was 17,352,569.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 24, 2023	December 25, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$69,863	$78,028
Accounts receivable	2,148	2,004
Lease incentives receivable	900	900
Inventories	1,681	2,069
Income tax receivable	117	—
Prepaid expenses and other current assets	5,821	4,817
Total current assets	80,530	87,818
Property and equipment, net	200,125	185,956
Operating lease assets	139,491	146,920
Deferred tax asset, net	3,802	4,958
Other assets and intangible assets, net	4,386	3,160
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$474,303	$474,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,917	$8,059
Accrued liabilities	29,280	23,321
Operating lease liabilities	12,553	12,499
Income tax payable	—	479
Total current liabilities	47,750	44,358
Operating lease liabilities, less current portion	173,971	183,670
Other liabilities	3,355	2,192
Total liabilities	225,076	230,220

Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,501,620 shares issued and outstanding at September 24, 2023 and 17,998,170 shares issued and outstanding at December 25, 2022	175	180
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at September 24, 2023 and December 25, 2022	—	—
Paid-in capital	75,227	96,586
Retained earnings	173,825	147,795
Total stockholders’ equity	249,227	244,561
Total liabilities and stockholders’ equity	$474,303	$474,781

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Income Statements
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Revenue	$113,464	$106,682	$344,963	$318,114
Costs and expenses:
Cost of sales	28,517	29,149	86,667	86,266
Labor	34,548	32,378	103,809	94,470
Operating	19,047	17,441	56,021	51,164
Occupancy	7,772	7,490	23,770	22,698
General and administrative	7,885	6,700	23,389	19,848
Marketing	1,609	1,541	4,852	4,568
Restaurant pre-opening	343	266	1,437	733
Impairment, closed restaurant and other costs	1,017	1,190	1,870	3,203
Depreciation	5,378	5,102	15,740	15,065
Total costs and expenses	106,116	101,257	317,555	298,015
Income from operations	7,348	5,425	27,408	20,099
Interest income, net	(945)	(331)	(2,576)	(378)
Income before income taxes	8,293	5,756	29,984	20,477
Income tax expense	1,219	767	3,954	2,099
Net income	$7,074	$4,989	$26,030	$18,378
Net income per common share:
Basic	$0.40	$0.27	$1.45	$0.97
Diluted	$0.39	$0.27	$1.44	$0.97
Weighted-average shares outstanding:
Basic	17,877,063	18,685,401	17,992,608	18,901,542
Diluted	17,987,525	18,761,263	18,103,825	19,010,238

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, June 25, 2023	18,038,554	$180	$94,476	$166,751	$261,407
Stock-based compensation	—	—	1,062	—	1,062
Proceeds from exercise of stock options	527	—	15	—	15
Settlement of restricted stock units	1,982	—	—	—	—
Repurchase of shares of common stock	(538,907)	(5)	(20,286)	—	(20,291)
Indirect repurchase of shares for minimum tax withholdings	(536)	—	(40)	—	(40)
Net income	—	—	—	7,074	7,074
Balance, September 24, 2023	17,501,620	$175	$75,227	$173,825	$249,227

Balance, June 26, 2022	18,879,917	$189	$115,232	$140,329	$255,750
Stock-based compensation	—	—	987	—	987
Settlement of restricted stock units	1,850	—	—	—	—
Repurchase of shares of common stock	(557,576)	(6)	(12,749)	—	(12,755)
Indirect repurchase of shares for minimum tax withholdings	(544)	—	(12)	—	(12)
Net income	—	—	—	4,989	4,989
Balance, September 25, 2022	18,323,647	$183	$103,458	$145,318	$248,959

	Thirty-Nine Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 25, 2022	17,998,170	$180	$96,586	$147,795	$244,561
Stock-based compensation	—	—	3,160	—	3,160
Proceeds from exercise of stock options	10,157	—	291	—	291
Settlement of restricted stock units	159,706	2	(2)	—	—
Repurchase of shares of common stock	(622,428)	(6)	(23,246)	—	(23,252)
Indirect repurchase of shares for minimum tax withholdings	(43,985)	(1)	(1,562)	—	(1,563)
Net income	—	—	—	26,030	26,030
Balance, September 24, 2023	17,501,620	$175	$75,227	$173,825	$249,227

Balance, December 26, 2021	19,538,058	$195	$135,659	$126,940	$262,794
Stock-based compensation	—	—	3,042	—	3,042
Settlement of restricted stock units	174,596	2	(2)	—	—
Repurchase of shares of common stock	(1,334,388)	(13)	(33,794)	—	(33,807)
Indirect repurchase of shares for minimum tax withholdings	(54,619)	(1)	(1,447)	—	(1,448)
Net income	—	—	—	18,378	18,378
Balance, September 25, 2022	18,323,647	$183	$103,458	$145,318	$248,959

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022
Cash flows from operating activities:
Net income	$26,030	$18,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,740	15,065
Amortization of operating lease assets	7,528	7,149
Amortization of loan origination costs	65	65
Impairment, closed restaurant and other costs	535	880
Stock-based compensation	2,962	2,885
Loss on disposal of property and equipment	182	204
Deferred income taxes	1,156	497
Changes in operating assets and liabilities:
Accounts receivable	(144)	164
Income tax receivable and payable	(596)	1,136
Inventories	388	54
Prepaid expenses and other assets	(2,035)	(1,858)
Accounts payable	(3,697)	985
Accrued and other liabilities	7,122	(756)
Operating lease liabilities	(10,061)	(11,975)
Net cash provided by operating activities	45,175	32,873
Cash flows from investing activities:
Purchase of property and equipment, net	(28,654)	(20,113)
Net cash used in investing activities	(28,654)	(20,113)
Cash flows from financing activities:
Loan origination costs	(162)	—
Repurchase of shares of common stock	(23,252)	(33,807)
Proceeds from the exercise of stock options	291	—
Indirect repurchase of shares for minimum tax withholdings	(1,563)	(1,448)
Net cash used in financing activities	(24,686)	(35,255)
Net decrease in cash and cash equivalents	(8,165)	(22,495)
Cash and cash equivalents, beginning of period	78,028	106,621
Cash and cash equivalents, end of period	$69,863	$84,126

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,555	$1,522

Supplemental cash flow disclosures:
Cash paid for interest	$33	$41
Cash paid for income taxes	$3,407	$466

See Notes to the Unaudited Condensed Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of September 24, 2023, the Company operated 100 restaurants across 16 states.
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
For the thirteen weeks ended September 24, 2023 and September 25, 2022, there were approximately 44 and 91,952 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the thirty-nine weeks ended September 24, 2023 and September 25, 2022, there were approximately 171 and 65,638 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The computation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
BASIC
Net income	$7,074	$4,989	$26,030	$18,378

Weighted-average common shares outstanding	17,877,063	18,685,401	17,992,608	18,901,542
Basic net income per common share	$0.40	$0.27	$1.45	$0.97

DILUTED
Net income	$7,074	$4,989	$26,030	$18,378

Weighted-average common shares outstanding	17,877,063	18,685,401	17,992,608	18,901,542
Dilutive effect of stock options and restricted stock units	110,462	75,862	111,217	108,696
Weighted-average of diluted shares	17,987,525	18,761,263	18,103,825	19,010,238
Diluted net income per common share	$0.39	$0.27	$1.44	$0.97
4. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of September 24, 2023, the Company had 1,819 of stock options outstanding and exercisable with a remaining weighted average contractual term of less than one year.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four years to five years from the date of grant. As of September 24, 2023, a total of 743,117 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $1.0 million and $0.9 million for the thirteen weeks ended September 24, 2023 and September 25, 2022, respectively. Stock-based compensation expense recognized in the accompanying condensed consolidated income statements was approximately $3.0 million and $2.9 million for the thirty-nine weeks ended September 24, 2023 and September 25, 2022.
On July 27, 2023, the Company’s stockholders approved the 2023 Employee Stock Purchase Plan ("the 2023 ESPP"). As of September 24, 2023, the Company had 500,000 shares of common stock reserved and available for issuance under the 2023 ESPP. As of September 24, 2023, there has not been any offering period or purchase period under the 2023 ESPP, and no such period will begin unless and until determined by the administrator.
A summary of stock-based compensation activity related to restricted stock units for the thirty-nine weeks ended September 24, 2023 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 25, 2022	383,098	$27.06
Granted	136,145	36.76
Vested	(159,706)	24.38
Forfeited	(4,126)	27.99
Outstanding at September 24, 2023	355,411	$31.97	2.68

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of September 24, 2023, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $9.1 million. This amount is expected to be recognized evenly over the remaining vesting period of the awards.
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
On June 30, 2023, the Company entered into Amendment No. 1 (the “Amendment”) to the Credit Facility with JPMorgan Chase Bank, N.A. The Amendment replaced the London Interbank Offered Rate (“LIBOR”) interest rate with an Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) interest rate.
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
The obligations under the Company’s Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of September 24, 2023, the Company had no borrowings under the Credit Facility, and was in compliance with all covenants under the Credit Facility.
Subsequent to the quarter end, on September 27, 2023, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Facility”) with JPMorgan Chase Bank, N.A. to, among other things, (1) extend the maturity date of the credit facility to September 27, 2026 from July 30, 2024, (2) revise the adjustment applicable to the Adjusted Term SOFR rate as well as the commitment fee and (3) reduce the aggregate principal commitment to $25.0 million which could be increased up to an additional $35.0 million at the Company’s option if the lenders agree to increase their commitments.
6. Accrued Liabilities
The major classes of accrued liabilities at September 24, 2023 and December 25, 2022 are summarized as follows:

	September 24, 2023	December 25, 2022
Accrued compensation and related benefits	$12,861	$9,117
Other accruals	7,039	5,202
Property tax	3,857	2,820
Sales and use tax	3,043	3,007
Deferred gift card revenue	2,480	3,175
Total accrued liabilities	$29,280	$23,321
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
On October 27, 2022, the Company’s Board of Directors approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. The Company repurchased 538,907 shares for approximately $20.0 million during the third quarter of 2023 and 622,428 shares of its common stock for a total of approximately $23.0 million during the thirty-nine weeks ended September 24, 2023. As of September 24, 2023, the Company had $27.0 million remaining under its $50.0 million repurchase program.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of September 24, 2023, all of the Company's leases were operating.

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Lease cost	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Operating lease cost	$6,019	$6,072	$18,060	$18,426
Variable lease cost	443	358	1,374	1,094
	$6,462	$6,430	$19,434	$19,520
Supplemental cash flow disclosures and other lease information:

	Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022
Cash paid for operating lease liabilities	$20,520	$23,377
Operating lease assets obtained in exchange for operating lease liabilities(a)	197	7,724
(a) The thirty-nine weeks ended September 24, 2023 includes a $2.7 million increase due to extending remaining lives of certain leases, partially offset by a $1.9 million decrease as a result of a purchase of an existing operating lease and a $0.6 million decrease as a result of the termination of a closed restaurant lease. The thirty-nine weeks ended September 25, 2022 includes a $7.4 million increase to operating lease assets and liabilities related to new lease commencements, a $2.8 million increase due to extending remaining lives of certain leases, partially offset by a $2.5 million decrease as a result of the termination of closed restaurant leases.
The Company recorded no deferred lease incentives during the thirty-nine weeks ended September 24, 2023 and $1.0 million of deferred lease incentives during the thirty-nine weeks ended September 25, 2022.
Supplemental balance sheet disclosures:

Operating leases	Classification	September 24, 2023	December 25, 2022
Right-of-use assets	Operating lease assets	$139,491	$146,920

Deferred rent payments	Operating lease liability	5	84
Current lease liabilities	Operating lease liability	12,548	12,415
		12,553	12,499

Deferred rent payments	Operating lease liability, less current portion	64	68
Non-current lease liabilities	Operating lease liability, less current portion	173,907	183,602
		173,971	183,670

Total lease liabilities		$186,524	$196,169

Weighted average remaining lease term (in years)		12.1	12.7
Weighted average discount rate		7.6%	7.6%

Chuy's Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Future minimum rent payments for our operating leases for the next five years as of September 24, 2023 are as follows:

Fiscal year ending:
Remainder of 2023	$6,502
2024	26,262
2025	26,378
2026	25,468
2027	23,419
Thereafter	176,402
Total minimum lease payments	284,431
Less: imputed interest	97,907
Present value of lease liabilities	$186,524
As of September 24, 2023, operating lease payments exclude approximately $12.1 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.

10. Income Taxes
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21%:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Expected income tax expense	$1,742	$1,209	$6,297	$4,300
State tax expense, net of federal benefit	267	199	977	767
FICA tip credit	(860)	(727)	(3,191)	(3,099)
Officers' compensation	66	49	247	206
Stock compensation	(7)	33	(394)	(94)
Other	11	4	18	19
Income tax expense	$1,219	$767	$3,954	$2,099
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of September 24, 2023, the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagrees with this position based on the underlying facts and circumstances as well as standard industry practice. The Company estimates if the IRS's position was upheld, the Company's tax liability associated with this position could range between $0.5 million and $2.5 million. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination, including the resolution of the IRS's appeal or litigation processes, if any. As of September 24, 2023 and September 25, 2022, the Company recognized no liability for uncertain tax positions.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Property and equipment impairment	51	673	98	673
Total impairment charge	51	673	98	673

Closed restaurant costs	596	796	1,402	2,832
Loss (gain) on lease termination	370	(279)	370	(302)
Impairment, closed restaurant and other costs	$1,017	$1,190	$1,870	$3,203
Closed restaurant costs represent on-going expenses to maintain the closed restaurants, such as rent expense, utility and insurance among other costs required to maintain the remaining closed locations
The Company terminated one and three of its closed restaurant lease agreements during the thirteen weeks ended September 24, 2023 and September 25, 2022, respectively.
The Company terminated and/or subleased one and seven of its closed restaurant lease agreements during the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively.

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
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of September 24, 2023, we operated 100 restaurants across 16 states.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable restaurant sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 94 restaurants at September 24, 2023.
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
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Total open restaurants (at end of period)	100	97	100	97
Total comparable restaurants (at end of period)	94	92	94	92
Average unit volumes (in thousands)	$1,124	$1,101	$3,470	$3,317
Change in comparable restaurant sales(1)	2.0%	2.6%	4.3%	4.9%
Average check	$19.07	$18.37	$19.04	$18.08
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
Thirteen Weeks Ended September 24, 2023 Compared to Thirteen Weeks Ended September 25, 2022
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	September 24, 2023	% of Revenue	September 25, 2022	% of Revenue	$ Change	% Change
Revenue	$113,464	100.0%	$106,682	100.0%	$6,782	6.4%
Costs and expenses:
Cost of sales	28,517	25.1	29,149	27.3	(632)	(2.2)
Labor	34,548	30.4	32,378	30.4	2,170	6.7
Operating	19,047	16.8	17,441	16.3	1,606	9.2
Occupancy	7,772	6.8	7,490	7.0	282	3.8
General and administrative	7,885	6.9	6,700	6.3	1,185	17.7
Marketing	1,609	1.5	1,541	1.5	68	4.4
Restaurant pre-opening	343	0.3	266	0.2	77	28.9
Impairment, closed restaurant and other costs	1,017	0.9	1,190	1.1	(173)	(14.5)
Depreciation	5,378	4.8	5,102	4.8	276	5.4
Total costs and expenses	106,116	93.5	101,257	94.9	4,859	4.8
Income from operations	7,348	6.5	5,425	5.1	1,923	35.4
Interest income, net	(945)	(0.8)	(331)	(0.3)	(614)	185.5
Income before income taxes	8,293	7.3	5,756	5.4	2,537	44.1
Income tax expense	1,219	1.1	767	0.7	452	58.9
Net income	$7,074	6.2%	$4,989	4.7%	$2,085	41.8%
Revenue. Revenue increased $6.8 million, or 6.4%, to $113.5 million for the thirteen weeks ended September 24, 2023 from $106.7 million for the comparable period in 2022. The increase was primarily related to an increase in our comparable restaurant sales as well as incremental revenue from an additional 65 operating weeks provided by new restaurants opened during and subsequent to the third quarter of 2022. For the third quarter of 2023, off-premise sales were approximately 28% of total revenue compared to approximately 26% during the same period in fiscal 2022.
Comparable restaurant sales increased 2.0% for the third quarter of 2023 compared to the same period last year primarily driven by a 3.8% increase in average check, partially offset by a 1.8% decrease in average weekly customer.
Cost of sales. Cost of sales as a percentage of revenue decreased to 25.1% during the thirteen weeks ended September 24, 2023 compared to 27.3% during the comparable period in 2022 primarily driven by overall commodity deflation of approximately
5% during the quarter as compared to the same period a year ago as well as leverage on a menu price increase taken subsequent to the third quarter of 2022.
Operating costs. Operating costs as a percentage of revenue increased to 16.8% during the thirteen weeks ended September 24, 2023 from 16.3% during the same period in 2022 primarily driven by a 40 basis points ("bps") increase in delivery service charges as a result of increased delivery sales, a 20 bps increase in restaurant repair and maintenance costs and a 10 bps increase in insurance premiums, partially offset by a 20 bps decrease in utility costs as compared to the third quarter of 2022.
General and administrative expenses. General and administrative expenses increased to $7.9 million for the thirteen weeks ended September 24, 2023 as compared to $6.7 million for the same period in 2022. The increase was primarily driven by higher performance-based bonuses and an increase in management salaries. As a percentage of revenues, general and administrative expenses increased to 6.9% in the third quarter of 2023 from 6.3% in the third quarter of 2022.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $1.0 million during the thirteen weeks ended September 24, 2023 from $1.2 million during the comparable period in 2022. The decrease was primarily related to a reduction in rent paid on previously closed restaurants. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Depreciation. Depreciation expense increased to $5.4 million during the thirteen weeks ended September 24, 2023 from $5.1 million recorded during the comparable period in 2022 primarily due to an increase in depreciation associated with our new restaurants.
Interest income, net. Interest income, net increased to $0.9 million during the thirteen weeks ended September 24, 2023 as compared to $0.3 million for the same period in 2022. The increase was mainly a result of a higher rate of return on the excess cash invested in money market funds.
Income tax expense. Income tax expense increased to $1.2 million during the thirteen weeks ended September 24, 2023 as compared to $0.8 million during the comparable period in 2022. The effective income tax rate for the quarter was 14.7% as compared to 13.3% in the same period last year. The increase in the effective tax rate was mainly attributed to a decrease in the proportion of employee tax credits to estimated annual income.
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
Net income. As a result of the foregoing, net income was $7.1 million during the thirteen weeks ended September 24, 2023 as compared to $5.0 million during the comparable period in 2022.

Thirty-Nine Weeks Ended September 24, 2023 Compared to Thirty-Nine Weeks Ended September 25, 2022
The following table presents, for the periods indicated, the condensed consolidated statement of operations (in thousands):

	Thirty-Nine Weeks Ended
	September 24, 2023	% of Revenue	September 25, 2022	% of Revenue	$ Change	% Change
Revenue	$344,963	100.0%	$318,114	100.0%	$26,849	8.4%
Costs and expenses:
Cost of sales	86,667	25.1	86,266	27.1	401	0.5
Labor	103,809	30.1	94,470	29.7	9,339	9.9
Operating	56,021	16.2	51,164	16.1	4,857	9.5
Occupancy	23,770	6.9	22,698	7.1	1,072	4.7
General and administrative	23,389	6.8	19,848	6.2	3,541	17.8
Marketing	4,852	1.5	4,568	1.5	284	6.2
Restaurant pre-opening	1,437	0.4	733	0.2	704	96.0
Impairment, closed restaurant and other costs	1,870	0.5	3,203	1.0	(1,333)	(41.6)
Depreciation	15,740	4.6	15,065	4.8	675	4.5
Total costs and expenses	317,555	92.1	298,015	93.7	19,540	6.6
Income from operations	27,408	7.9	20,099	6.3	7,309	36.4
Interest income, net	(2,576)	(0.8)	(378)	(0.3)	(2,198)	581.5
Income before income taxes	29,984	8.7	20,477	6.4	9,507	46.4
Income tax expense	3,954	1.2	2,099	0.6%	1,855	88.4
Net income	$26,030	7.5%	$18,378	5.8%	$7,652	41.6%
Revenue. Revenue increased $26.8 million, or 8.4%, to $345.0 million for the thirty-nine weeks ended September 24, 2023 from $318.1 million for the comparable period in 2022. The increase was primarily related to an increase in our comparable restaurant sales as well as incremental revenue from an additional 161 operating weeks provided by new restaurants opened during and subsequent to the third quarter of 2022. For the thirty-nine weeks ended September 24, 2023, off-premise sales were approximately 28% of total revenue compared to approximately 27% during the same period in fiscal 2022.
Comparable restaurant sales increased 4.3% for the thirty-nine weeks ended September 24, 2023 compared to the same period last year primarily driven by a 5.2% increase in average check, partially offset by a 0.9% decrease in average weekly customer.
Cost of sales. Cost of sales as a percentage of revenue decreased to 25.1% during the thirty-nine weeks ended September 24, 2023 compared to 27.1% during the comparable period in 2022 primarily driven by leverage on menu price increases taken subsequent to the third quarter of last year, as well as overall commodity deflation of approximately 2.0% for the thirty-nine weeks ended September 24, 2023.
Labor costs. Labor costs as a percentage of revenue increased to 30.1% during the thirty-nine weeks ended September 24, 2023 from 29.7% during the comparable period in 2022 largely as a result of hourly labor rate inflation of approximately 5% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year. This increase was partially offset by menu price increases taken subsequent to the third quarter of 2022.
Operating costs. Operating costs as a percentage of revenue increased to 16.2% during the thirty-nine weeks ended September 24, 2023 from 16.1% during the same period in 2022 primarily driven by a 30 bps increase in delivery service charges as a result of increased delivery sales and a 10 bps increase in restaurant repair and maintenance costs, partially offset by a 10 bps decrease in to-go supplies and a 20 bps decrease due to sales leverage on utility and insurance costs as compared to the same period last year.
General and administrative expenses. General and administrative expenses increased to $23.4 million for the thirty-nine weeks ended September 24, 2023 as compared to $19.8 million for the same period in 2022. The increase was primarily driven by higher performance-based bonuses and an increase in management salaries. As a percentage of revenues, general and administrative expenses increased to 6.8% in the thirty-nine weeks ended September 24, 2023 from 6.2% in the thirty-nine weeks ended June 26, 2022.
Restaurant pre-opening costs. Restaurant pre-opening costs increased to $1.4 million for the thirty-nine weeks ended September 24, 2023 as compared to $0.7 million for the same period in 2022 primarily due to an increase in restaurant development and timing of new store openings.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $1.9 million during the thirty-nine weeks ended September 24, 2023 from $3.2 million during the comparable period in 2022. The decrease was primarily related to a reduction in rent paid on previously closed restaurants. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Depreciation. Depreciation expense increased to $15.7 million during the thirty-nine weeks ended September 24, 2023 from $15.1 million recorded during the comparable period in 2022 primarily due to an increase in depreciation associated with our new restaurants.
Interest income, net. Interest income, net increased to $2.6 million for the thirty-nine weeks ended September 24, 2023 as compared to $0.4 million for the same period in 2022. The increase was mainly a result of a higher rate of return on the excess cash invested in money market funds.
Income tax expense. We recorded an income tax expense of $4.0 million for the thirty-nine weeks ended September 24, 2023 as compared to $2.1 million during the comparable period in 2022. The effective income tax rate for fiscal 2023 was 13.2% as compared to 10.3% in the same period last year. The increase in the effective tax rate was mainly attributed to a decrease in the proportion of employee tax credits to estimated annual income.
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
Net income. As a result of the foregoing, net income was $26.0 million during the thirty-nine weeks ended September 24, 2023 as compared to $18.4 million during the comparable period in 2022.
Liquidity
Our principal sources of cash are cash and cash equivalents, net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our revolving credit facility as further discussed in Note 5, Long-Term Debt. Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. From time to time, we may also purchase the underlying land for development. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We may also from time to time sell equity or engage in other capital markets transactions.
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
On October 27, 2022, the Company’s Board of Directors approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. The Company repurchased 538,907 shares for approximately $20.0 million during the third quarter of 2023 and 622,428 shares of its common stock for a total of approximately $23.0 million during the thirty-nine weeks ended September 24, 2023. As of September 24, 2023, the Company had $27.0 million remaining under its $50.0 million repurchase program.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors" of our Annual Report.
As of September 24, 2023, the Company had a strong financial position with $69.9 million in cash and cash equivalents, no debt and $35.0 million of availability under its revolving credit facility.
Cash Flows for Thirty-Nine Weeks Ended September 24, 2023 and September 25, 2022
The following table summarizes the statement of cash flows (in thousands):

	Thirty-Nine Weeks Ended
	September 24, 2023	September 25, 2022
Net cash provided by operating activities	$45,175	$32,873
Net cash used in investing activities	(28,654)	(20,113)
Net cash used in financing activities	(24,686)	(35,255)
Net decrease in cash and cash equivalents	(8,165)	(22,495)
Cash and cash equivalents at beginning of year	78,028	106,621
Cash and cash equivalents at end of period	$69,863	$84,126
Operating Activities. Net cash provided by operating activities increased $12.3 million to $45.2 million for the thirty-nine weeks ended September 24, 2023 from $32.9 million during the comparable period in 2022. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was mainly attributable to a $7.7 million increase in net income and a $7.9 million increase in accrued and other liabilities largely driven by a lower performance-based bonus pay-out in 2023 as compared to the comparable period last year as well as an increase in accrued wages due to timing of our hourly payroll. This overall increase of $15.6 million is partially offset by a $4.7 million increase in payments on accounts payable mainly driven by timing as compared to last year.
Investing Activities. Net cash used in investing activities increased $8.5 million to $28.7 million for the thirty-nine weeks ended September 24, 2023 from $20.1 million during the comparable period in 2022, mainly driven by an increase and timing of our new restaurant construction as compared to the same period last year.
Financing Activities. Net cash used in financing activities decreased $10.6 million to $24.7 million for the thirty-nine weeks ended September 24, 2023 from $35.3 million during the comparable period in 2022 primarily due to an $10.6 million decrease in the repurchases of shares of common stock.
As of September 24, 2023, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
Off-Balance Sheet Arrangements
As of September 24, 2023, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended September 24, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended September 24, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
June 26, 2023 through July 23, 2023	—	$—	—	$47.0
July 24, 2023 through August 20, 2023	213,085	38.26	213,085	38.9
August 21, 2023 through September 24, 2023	325,822	36.55	325,822	27.0
Total	538,907	$37.23	538,907
(1)    On November 3, 2022, we announced that our Board of Directors approved a new share repurchase program under which we may repurchase up to $50.0 million of our common stock. This repurchase program became effective on October 27, 2022 and expires on December 31, 2024.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2023)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed on July 28, 2023)

10.1	Chuy’s Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2023)

10.2	Amended and Restated Credit Agreement dated as of September 27, 2023, by and among Chuy’s Holdings, Inc., as borrower, the subsidiaries of Chuy’s Holdings, Inc., as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2023)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 3, 2023

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)