Form 10-K
period 2023-12-31
CHUY'S HOLDINGS, INC.
filed 2024-02-29
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
_____________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
As of June 25, 2023 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $709 million.
The number of shares of the registrant’s common stock outstanding at February 15, 2024 was 17,335,062.

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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principals. We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2023 fiscal year consisted of 53 weeks and our 2022 and 2021 fiscal years each consisted of 52 weeks. Fiscal years are identified in this annual report according to the calendar year in which the fiscal year ends. For example, references to “2023,” “fiscal 2023,” “fiscal year 2023” or similar references refer to the fiscal year ended December 31, 2023.

PART I
Unless otherwise specified, or the context otherwise requires, the references in this report to “Chuy's”, “our company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.
ITEM 1.    BUSINESS
General
Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982. As of December 31, 2023, we operated 101 restaurants across 16 states, with an average annual unit volume of $4.5 million for our 94 comparable restaurants. Our restaurants have common décor, but we believe each location is unique in format, offering an “unchained” look and feel, as expressed by our motto “If you’ve seen one Chuy’s, you’ve seen one Chuy’s!” We believe our restaurants have an upbeat, funky, eclectic, somewhat irreverent atmosphere while still maintaining a family-friendly environment. We are committed to providing value to our customers through offering generous portions of made-from-scratch, flavorful Mexican and Tex-Mex inspired dishes. We believe our employees are the cornerstone of our culture and set the tone for a fun, family-friendly atmosphere with attentive service. We believe the Chuy’s culture is one of our most valuable assets, and we are committed to preserving and continually investing in our culture and our customers’ restaurant experience.
Our core menu was established using recipes from family and friends of our founders, and has remained relatively unchanged over the years. We offer the same menu for both lunch and dinner, which includes enchiladas, fajitas, tacos, burritos, combination platters and salads complemented by a variety of appetizers and desserts. Each of our restaurants also offers a variety of homemade sauces, including our signature Hatch Green Chile, Boom-Boom and Creamy Jalapeño sauces, all of which we make from scratch daily in each restaurant. These sauces are a key element of our offering and provide our customers with an added ability to customize their orders. During fiscal year 2022, we launched our Chuy’s Knock Out (“CKO”) limited-time food offerings. The CKO food offerings run for six weeks once every quarter and showcases three new menu items. Our menu offers considerable value to our customers with an average check of $19.02 as of December 31, 2023, which we believe is on the lower end of our casual dining peer group. We also offer a full-service bar in all of our restaurants providing our customers a wide variety of beverage offerings, featuring a selection of specialty cocktails including our signature on-the-rocks margaritas made with fresh, hand-squeezed lime juice and the King's Punch, a made-to-order, hand-shaken rum cocktail served in our signature shaker. The bar represents an important aspect of our concept, where customers frequently gather prior to being seated. For the twelve months ended December 31, 2023, alcoholic beverages constituted approximately 14% of our total restaurant sales.
We strive to create a unique and memorable customer experience at each of our locations. While the layout in each of our restaurants varies, we maintain distinguishable elements across our locations, including hand-carved, hand-painted wooden fish imported from Mexico, a variety of vibrant Mexican folk art, vintage hubcaps hanging from the ceiling, colorful hand-made floor and wall tile and festive metal palm trees. Excluding patio space, our restaurants range in size from 4,700 to 9,900 square feet, with seating for approximately 200 to 400 customers. Nearly all of our restaurants feature outdoor patios. We design our restaurants to have flexible seating arrangements that allow us to cater to families and parties of all sizes. Our brand strategy of having an “unchained” look and feel allows our restaurants to establish their own identity and provides us with a flexible real estate model. Our site selection process is focused on conversions of existing restaurants as well as new ground-up prototypes in select locations. Our restaurants are open for lunch and dinner seven days a week. We serve approximately 4,600 customers per location per week or 239,000 customers per location per year, on average, by providing high-quality, freshly prepared food at a competitive price point. We believe that many of Chuy’s frequent customers visit one of our restaurants multiple times per week.
Our Business Strengths
Over our 41-year operating history, we have developed and refined the following strengths:
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

Considerable Dining Value with Broad Customer Appeal. We are committed to providing value to our customers through offering generous portions of flavorful Mexican and Tex-Mex inspired dishes using fresh, high-quality ingredients. We believe our menu offers a considerable value proposition to our customers with an average check of $19.02 as of December 31, 2023, which we believe is on the lower end of our casual dining peer group. Through our training programs, we teach our employees to make sure that each plate is prepared according to our presentation and recipe standards.
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
Flexible Business Model with Industry Leading Unit Economics. We have a long standing track record of consistently producing high average unit volumes relative to competing Mexican concepts, as well as established casual dining restaurants. For the twelve months ended December 31, 2023, our comparable restaurants generated average unit volumes of $4.5 million, with our highest volume comparable restaurant generating approximately $10.0 million. We have opened and operated restaurants in Texas, the Southeast and the Midwest and achieved attractive rates of return on our invested capital, providing a strong foundation for expansion in both new and existing markets. Under our investment model, our new restaurant openings have historically required a net cash investment of approximately $2.6 million.
Experienced Management Team. We are led by a management team with significant experience in all aspects of restaurant operations. As of December 31, 2023, our senior management team had an average of approximately 20 years of restaurant experience and our 102 general managers had an average tenure at Chuy’s of approximately 9 years. In 2007, we hired our Chief Executive Officer (“CEO”) and President, Steve Hislop. Since Mr. Hislop’s arrival in 2007, we have opened, and continue to operate, 93 new restaurants across the U.S. as of December 31, 2023.

Our Business Strategies
Pursue New Restaurant Development. We plan to identify and pursue major markets for expansion, where we believe we can achieve high unit volumes and attractive unit level returns, while at the same time backfilling our existing markets to continue to build brand awareness. We believe the broad appeal of the Chuy’s concept, historical unit economics and flexible real estate strategy enhance the portability of our concept and provide us opportunity for continued expansion. Currently, our new restaurant development primarily consists of ground up construction and conversions of existing structures. We lease most of our locations, however, when attractive from a financial position, we have acquired and may in the future acquire the property at which we operate our restaurants.
We have built a scalable infrastructure and have grown our restaurant base through a challenging economic environment. We opened four new restaurants in 2021, three new restaurants in 2022 and four new restaurants in 2023. During 2024, we plan to open a total of six to eight restaurants in existing core markets.
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
Real Estate
As of December 31, 2023, we leased 106 locations, of which 91 are free-standing restaurants, 15 are end-cap or in-line restaurants in Class A locations, 5 of which are closed. We also own seven properties with a free-standing restaurant in Indiana, Oklahoma, Arkansas and Texas. End-cap restaurants are highly visible locations at one of the ends of a retail development whereas in-line restaurants are locations that are between multiple retail locations within a development. Class A locations are upscale properties with easily identifiable locations and convenient access that are surrounded by other upscale properties. Excluding patio space, our restaurants range in size from approximately 4,700 to 9,900 square feet, averaging approximately 7,400 square feet with seating capacity for approximately 200 to 400 customers. Nearly all of our restaurants feature outdoor patios averaging approximately 1,000 square feet. All of our leases provide for base (fixed) rent, plus some provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial terms of our leases are 10 or 15 years in length with two to three, five-year extension options. The initial terms of our leases currently expire between 2025 and 2039. We are also generally obligated to pay certain real estate taxes, insurance, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.
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

Our Real Estate and Development team works with a master broker who is responsible for identifying and working with local brokers to conduct preliminary research regarding possible development locations. This master broker also assists in site selection and market research. The preliminary research includes an analysis of traffic patterns, parking, access, demographic characteristics, population density, hotel occupancy, major employers, restaurant sales, level of affluence and current or expected co-retail and restaurant tenants. The key criteria for a potential site is the population within a ten minute drive time of the restaurant has a high concentration of our target demographic, which is persons ages 21 to 44 and persons with median income ranges in excess of $60,000 per year that dine out frequently. We also seek locations with high visibility, especially in a new market, and ample surface parking spaces. If our financial criteria are met, our Vice Presidents of Operations and Chief Executive Officer visit potential sites and then management negotiates leases.
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
Our new restaurants are either ground-up prototypes or conversions. For our new unit openings in 2024, we estimate the cost of a conversion or ground-up buildout will require an average net investment of approximately $4.3 million. The flexibility of our concept has enabled us to open restaurants in a wide variety of locations, including high-density residential areas and near shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 14 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.
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
Restaurant Operations
We currently have twenty supervisors that report directly to our three Vice Presidents of Operations and one Director of Operations who in turn report to our Chief Operating Officer. Each supervisor oversees an average of approximately four to six restaurants. The staffing at our restaurants typically consists of a general manager, first assistant and kitchen manager and two to three assistant managers. In addition, each of our restaurants employs approximately 70 hourly employees.
Sourcing and Supply
We rely on one national distributor, Performance Food Group (“PFG”), and various other suppliers to provide our beef, cheese, beans, soybean oil, beverages and our groceries. Our national distributor makes deliveries to each restaurant two to three times each week. Our distributor relationship with PFG has been in place for approximately ten years and covers all of our locations. For our chicken products, we rely on two suppliers for all of our locations. For our green chiles, each year we contract with a supplier from a group of farmers in Hatch, New Mexico. If and to the extent the farmers are unable or do not supply a sufficient amount of green chiles or if we need chiles out of season, we purchase the excess amount from several approved suppliers. Each restaurant, through its general manager and kitchen manager, purchases its produce locally. Changes in the price or availability of certain food products could affect the profitability of certain food items, our ability to maintain existing prices and our ability to purchase sufficient amounts of items to satisfy our customers’ demands.
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
Building Our Brand
We believe our restaurants appeal to a broad spectrum of customers due to our freshly-prepared food and beverage offerings, attentive service and fun dining experience. Our target demographic is persons ages 21 to 44 and persons with median income in excess of $60,000 per year that dine out frequently. We aim to build our brand image and awareness at the company level while retaining local neighborhood relationships. We achieve this through targeted digital media and local store marketing initiatives that attract new customers and increase the frequency of visits by our current customers. We partner with a national media advertising agency and a full-service creative agency to plan our marketing strategy and our core creative direction. At the local level, we primarily foster relationships with schools, hotels, businesses, sports teams and neighborhood associations and sponsor local charity events. We also focus on generating significant brand awareness at new restaurant openings.
Digital Marketing
We have continued to increase our digital footprint through paid ads running across search engines, social media, You Tube and television streaming services, online listings and the launch of our new website. Our increased social media presence, primarily on Meta (Facebook, Instagram) and TikTok, has enabled us to reach a significant number of people in a timely fashion and at a low cost. We have a Facebook page and a social media champion for every restaurant, allowing us to connect to the community with local content and celebrate our people and our culture. In addition to reaching a larger audience with targeted messaging and radius geo-fencing, we are gathering more accurate demographic information and insight into our customers' behaviors. Our Online Ordering and Table Management platforms are fully integrated with our digital initiatives, generating additional customer data points. We are able to use these first-party data points to drive our digital media targeting.
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
New Restaurant Openings
We have a marketing strategy that we use in connection with opening new restaurants to help build local brand recognition and create a “buzz”. We engage local public relations partners to assist us with earned media coverage, identifying events for Chuy’s to be a part of, establishing relationships with local charities and networking with community leaders. We strategically choose community events in the months leading up to our opening date to promote the new location and build local relationships. We employ a variety of pre- and post- opening marketing initiatives such as paid social media promotions, delivering free food to businesses highlighting our defining differences, fundraising for our charity partner and hosting a dog event to collect pictures for our “dog wall.”
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
We accept credit cards as a method of payment at all of our restaurants. In addition, we offer secure web-based credit card payment options utilizing QR codes and Text to Pay. In an effort to provide the best security to our customers' credit card information, we utilize point-to-point encryption, or P2PE, solution, an encryption platform, to ensure that no credit card data is stored in our internal systems. We also use equipment that can process smart payment cards, commonly referred to as EMV (Europay, Mastercard and Visa) for credit card processing. In addition, we deployed industry-leading switching and firewall protection at all company owned internet connections. This allowed us to increase our visibility into the use of our private network, and enhanced our ability to detect malicious or improper digital activity. We also periodically assess our networks for vulnerability.
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
For the fiscal year ended December 31, 2023, approximately 14% of our total restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages. We are also subject to “dram shop” statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.
We are also subject to numerous federal, state and local laws affecting our business, including (1) laws relating to (a) immigration, employment, minimum wages, breaks, overtime, tip credits, worker conditions and health care, (b) nutritional labeling, nutritional content, menu labeling and food safety and (c) information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, (2) the Americans with Disabilities Act, which, among other things, requires our restaurants to meet federally mandated requirements for the disabled, and (3) environmental regulations concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations, all of which may materially impact our results of operations, capital expenditures and competitive position. During fiscal 2023, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.
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
Human Capital Management
As of December 31, 2023, we had approximately 7,400 employees, including 110 corporate management and staff personnel, 580 restaurant level managers and 6,700 hourly employees. None of our employees are unionized or covered by a collective bargaining agreement. We believe that we have good relations with our employees. We are committed to providing equal opportunities and seek to ensure there is equity in hiring, development and advancement. Our employees are a cornerstone of our culture and set the tone for a fun, family-friendly atmosphere with attentive service.
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
Our training process in connection with opening new restaurants has been refined over the course of our experience. Trainers oversee and conduct both service and kitchen training and are on site through the first three weeks of opening and remain on site as needed and depending on unit volumes during the initial weeks. We have one front- and one back-of-the-house training coordinators, and these training coordinators remain on-site to manage the opening with our other trainers. The lead and other trainers assist in opening new locations and lend support and introduce our standards and culture to the new team. We believe that hiring the best available team members and committing to their training helps keep retention high during the restaurant opening process. We are proud of our annual employee turnover rate at our comparable restaurants, which as of December 31, 2023, was approximately 29% for store managers and 105% for hourly employees, which we believe is one of the lowest in the casual dining segment.
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
Our results of operations are dependent upon, among other things, the price and availability of food, grocery items, labor and utilities. In fiscal 2023, 2022 and 2021, the costs of commodities, labor, energy and other inputs necessary to operate our restaurants significantly increased from prior years. Fluctuations in economic conditions, weather, demand and other factors also affect the availability, quality and cost of the ingredients and products that we buy. Further, many of the products that we use and their costs are interrelated. Changes in global demand for corn, wheat and dairy products could cause volatility in the feed costs for poultry and livestock. Our operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which our locations depend for their energy supply. Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could harm our business, financial condition and results of operations. We expect the inflationary pressures and other fluctuations impacting the cost of these items to continue to impact our business in 2024. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases. Consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in revenue, our business, financial condition and results of operations may be harmed.
Our financial results depend significantly upon the success of our existing and new restaurants.
Future growth in our revenues and profits will depend on our ability to develop profitable new restaurants, maintain or grow sales and efficiently manage costs in our existing and new restaurants. As of December 31, 2023, we operated 101 restaurants, of which 7 restaurants are not considered comparable. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations and you should not rely on our past results as an indication of our future results of operations.
The success of our restaurants revolves principally around customer traffic and average check per customer and customer experience. Significant factors that might adversely affect customer traffic and average check per customer include, without limitation:
•uncertain or declining economic conditions, including as a result of inflation and high interest rates, housing market downturns, rising unemployment rates, lower disposable income, credit conditions, fuel prices, wars and consumer confidence and other events or factors that adversely affect consumer spending in the markets we serve;
•increased competition, particularly in the Mexican and casual and fast-casual dining segments;
•changes in consumer preferences or budgeting constraints;
•customers’ acceptance of our brand in new markets and experiences dining in our restaurants;
•customers’ failure to accept menu price increases that we may make to offset increases in key operating costs;
•our reputation and consumer perception of our concepts’ offerings in terms of quality, price, value, ambience and service; and
•pandemics, including the COVID-19 pandemic and other future health crises and the actions taken in response by governmental authorities and others to contain these health crises or treat their impact, including stay-at-home orders.
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
We intend to develop new restaurants in our existing markets, and selectively enter into new markets. Since the start of 2008, we have expanded from 8 to 101 restaurants as of December 31, 2023. We plan to open a total of six to eight restaurants during fiscal year 2024. There can be no assurance that any new restaurant that we open will have similar operating results to those of existing restaurants. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. The number and timing of new restaurants opened during any given period, and their associated contribution to operating growth, may be negatively impacted by a number of factors including, without limitation:
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
•other unanticipated increases in costs, any of which could give rise to delays or cost overruns; and
•pandemics, including the COVID-19 pandemic and other future health crises and the actions taken in response by governmental authorities and others to contain these health crises or treat their impact, including stay-at-home orders.
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
Many of our current leases are non-cancelable and typically have initial terms ranging from 10 or 15 years in length with two to three five-year extension options. The initial terms of our leases currently expire between 2025 and 2039. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments or otherwise perform under one of our leases after a restaurant closes or if we are unable to renew our restaurant leases, our business, financial condition and results of operations could be harmed.
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
The restaurant industry depends on consumer discretionary spending. Economic conditions are uncertain and may decline or become more uncertain as a result of many factors, including the COVID-19 pandemic, and other future pandemics or health crises, higher interest rates and inflation. Uncertain or declining economic conditions, higher interest rates, higher fuel and other energy costs, inflation, higher levels of unemployment, higher debt levels and higher tax rates may repress consumer confidence and discretionary spending. If any of these events occur for a prolonged period of time, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out. We believe that if volatile economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and restaurant closures could result from prolonged negative restaurant sales, which could harm our business, financial condition and results of operations.

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
We believe we have built our reputation on the high-quality of our food, service and staff, as well as on our unique culture and the ambience in our restaurants, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand, including any foodborne illness or foodborne illness scare or COVID-19 outbreak or other future pandemic or health crisis could significantly reduce our brand’s value and harm our business, financial condition and results of operations. For example, our brand value could suffer and our business could be harmed if customers perceive a reduction in the quality of our food, service or staff, or an adverse change in our culture or ambience, or otherwise believe we have failed to deliver a consistently positive experience. Additionally, negative incidents that occur at other restaurants may decrease demand for restaurant dining broadly including at our restaurants.
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
Approximately 42% of our restaurants are located in Texas and, as a result, we are sensitive to economic, adverse weather and other trends and developments in that state.
As of December 31, 2023, we operated a total of 42 restaurants in Texas. As a result, we are particularly susceptible to adverse trends and economic conditions in this state, including its labor market. In addition, given our geographic concentration in this state, negative publicity regarding any of our restaurants in Texas, local labor issues, the spread of COVID-19 or any other future pandemic or health crisis, changes in energy prices, adverse weather conditions, hurricanes, droughts, fires or other natural or man-made disasters could harm our business, financial condition and results of operations.
We are susceptible to economic and other trends and developments, including adverse weather conditions, in the local or regional areas in which our restaurants are located.
Our financial performance is dependent on our restaurants located in Texas and the Southeastern and Midwestern United States. As a result, adverse economic conditions in any of these areas could harm our business, financial condition and results of operations. In addition, negative publicity regarding any of our restaurants in these areas could harm our business, financial condition and results of operations, as could other occurrences such as local labor issues, changes in energy prices, adverse weather conditions, hurricanes, droughts, fires or other natural or man-made disasters, pandemics, including the COVID-19 pandemic or other health crises or other catastrophic events. Adverse weather conditions may also impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. In addition, climate change may increase the frequency and severity of weather-related events and conditions, which affect our business. Further, different areas have seen varying levels of outbreaks or resurgences of COVID-19 and due to the concentration of our restaurants, these outbreaks and resurgences may harm our business, financial condition and results of operations.
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
Negative effects on our existing and potential landlords due to the inaccessibility of credit, high interest rates and other unfavorable economic factors may, in turn, harm our business, financial condition and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to the instability in the credit markets which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.
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
Food safety is a top priority, and we dedicate substantial resources to help ensure that our customers enjoy safe, quality food products. However, foodborne illnesses and food safety issues have occurred in the food industry in the past, and could occur in the future. Any report or publicity linking us to instances of foodborne illness or other food safety issues, including food tampering or contamination, could harm our brand and reputation as well as our business, financial condition and results of operations. In addition, instances of foodborne illness, food tampering or food contamination occurring at our competitors’ restaurants could result in negative publicity about the food service industry generally and could harm our business, financial condition and results of operations.
Furthermore, our reliance on third-party food suppliers and distributors increases the risk that foodborne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. We cannot assure that all food items are properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used in our restaurants. If our customers become ill from foodborne illnesses, we could be forced to temporarily close some restaurants. Furthermore, any instances of food contamination, whether or not at our restaurants, could subject us or our suppliers to a food recall. Any such results could harm our business, financial condition and results of operations.
The United States and other countries have experienced, or may experience in the future, pandemics, outbreaks of viruses or other health crises, such as COVID-19, Ebola, and H1N1. To the extent that a virus is foodborne, future outbreaks may adversely affect the price and availability of certain food products and cause our customers to eat less of a product. To the extent that a virus is transmitted by human contact or through respiratory transmission, our employees or customers could become infected, or could choose, or be advised or required, to avoid gathering in public places, any one of which could harm our business, financial condition and results of operations.

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
During fiscal years 2023, 2022 and 2021, we opened four, three and four restaurants, respectively. During 2024, we plan to open a total of six to eight restaurants. Our future growth may strain our administrative staff, management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our business, financial condition and results of operations could be harmed. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would harm our business, financial condition and results of operations.
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
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches or attacks, viruses, worms and other disruptions. Any damage or failure of our computer systems or network infrastructure or any cybersecurity incident that causes an interruption in our operations or otherwise compromises our computer systems or network infrastructure, any use of artificial intelligence that results in cybersecurity incidents, an interruption in our operations or otherwise compromises our computer systems or network infrastructure, or if software or third-party vendors that support our information technology environment are compromised, our business, financial condition and results of operations could be harmed and subject us to litigation or actions by regulatory authorities. Further, adverse publicity resulting from such an event may harm our business, financial condition and results of operations. Although we have employed both internal resources and external consultants to audit our systems, and test them for vulnerability, and we have implemented firewalls, data encryption and other security controls and intend to maintain and upgrade our security technology and operational procedures to prevent damage, breaches or other disruptions, these measures may not eliminate all risks.
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
The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Steve Hislop, our Chief Executive Officer, Jon Howie, our Chief Financial Officer, John Korman, our Chief Operating Officer, and John Mountford, our Chief Culinary and Procurement Officer. We currently have employment agreements in place with Messrs. Hislop, Howie, Korman and Mountford. The loss of the services of our CEO, other senior officers or other key employees could have a material adverse effect on our business and plans for future development. We also do not maintain any key man life insurance policies for any of our employees. If we are unable to retain these key members of management or are unable to successfully execute succession planning and attract additional qualified personnel, our business, financial condition and results of operations could be harmed.
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
Additionally, there has been increasing public focus by investors, the media, governmental and nongovernmental organizations and other stakeholders on social and environmental sustainability matters, climate change, greenhouse gases and land, energy and water use. As a result, we have experienced increased pressure and expectations to provide expanded disclosure and make commitments with respect to various environmental and social issues and to take the actions necessary to meet those commitments. If we are not effective in addressing social and environmental sustainability matters, consumer trust in our brand may suffer. In addition, the actions needed to achieve our commitments could result in market, operational, execution and other costs, which could harm our results of operation and financial condition. Our results of operation and financial condition could be harmed if we are unable to effectively manage the risks or costs to us and our supply chain associated with social and environmental sustainability matters. Further, evolving rules, regulations and expectations regarding social and environmental matters, including the SEC’s proposed climate-related requirements have and may continue to make compliance more difficult and uncertain. Additionally, these changing rules, regulations and expectations have resulted in and may continue to result in increased general and administrative expenses and increased management time and attention to comply with or meet those rules, regulations and expectations.
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
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we review long-lived assets, such as property and equipment, operating lease assets and intangibles subject to amortization, for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances. Deficient restaurant-level cash flow (defined as restaurant net income plus depreciation, gain and/or loss on assets and pre-opening expense) over the previous 24-month period in a stabilized location is considered a potential impairment indicator. In such situations, the Company evaluates future cash flow projections in conjunction with qualitative factors and future operating plans. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the restaurant to the estimated undiscounted future cash flow expected to be generated by the restaurant. If the carrying amount of the restaurant exceeds estimated future cash flow, an impairment charge is recognized for the amount by which the asset’s carrying amount exceeds its fair value. As a result of the above-mentioned review process, we recognized a non-cash loss on asset impairment of $2.6 million, $3.6 million and $2.7 million in fiscal years 2023, 2022 and 2021, respectively.
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
At December 31, 2023, we had no outstanding indebtedness under our Revolving Credit Facility.

Our Revolving Credit Facility places certain conditions on us, including that it: (1) limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate; (2) makes us more vulnerable to increases in, or sustained higher, interest rates, as borrowings under our Revolving Credit Facility are at variable rates; (3) limits our ability to obtain additional financing in the future for working capital or other purposes; and (4) could place us at a competitive disadvantage compared to our competitors.
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
Longer term disruptions in the capital and credit markets as a result of the COVID-19 pandemic, higher interest rates, other uncertainties, changing or increased regulation, reduced alternatives, failures of significant financial institutions or other events could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged, which could harm our business, liquidity, capital resources and results of operations. Such measures could include deferring capital expenditures (including the opening of new restaurants) and reducing or eliminating other discretionary uses of cash.
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
•the operating and stock price performance of other companies that investors may deem comparable to us; and
•other events or factors, including pandemics, including the COVID-19 pandemic or other public heath crises, and changes in general conditions in the United States and global economies or financial markets (including those resulting from acts of God, war, incidents of terrorism or responses to such events).
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
Sales of substantial amounts of our common stock in the public market by us, our existing stockholders or upon the exercise of outstanding stock options or vesting of equity awards held by our directors and employees may adversely affect the market price of our common stock. Additional capital raised by us through the sale of our common stock or the granting of additional equity-based compensation may dilute your ownership in us. Such sales could also create public perception of difficulties or problems with our business. These sales might also make it more difficult for us to sell securities in the future at a time and price that we deem appropriate. For additional information regarding our outstanding awards, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this annual report.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None
ITEM 1C. CYBERSECURITY
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.
Risk Management
We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. The Company evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs. The Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Governance
The board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, business partners and employees. The board of directors is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management. The board of directors has established robust oversight mechanisms to ensure effective governance in managing risks.
The Audit Committee bears the primary responsibility for the board of directors' oversight of cybersecurity risks. The Audit Committee is composed of board members with diverse expertise, including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Our Vice President of Information Technologies ("IT") and our Chief Financial Officer ("CFO") play a pivotal role in informing the Audit Committee about cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per quarter. These briefings encompass a broad range of topics, including:
•the current cybersecurity landscape and emerging threats;
•the status of ongoing cybersecurity initiatives and strategies;
•incident reports and learnings from any cybersecurity events; and
•compliance with regulatory requirements and industry standards.
In addition to its scheduled meetings, the Audit Committee, Vice President of IT and CFO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the board of directors' oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and input for major initiatives. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives. Additionally, on an annual basis, the board of directors discusses the Company’s approach to cybersecurity risk management with the Vice President of IT and CFO.
Our Vice President of IT, in his capacity, regularly informs the CEO and CFO of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the board of directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.
Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Vice President of IT and our Security and Compliance Engineer. Our Vice President of IT and Security and Compliance Engineer have served in various roles in information technology and information security for over 30 years and bring a wealth of expertise to their roles. Their in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies.
Recognizing the complexity and evolving nature of cybersecurity threats, we engage with external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.
The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
The Company provides training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.
Monitoring Cybersecurity Threats and Incidents
Our Vice President of IT remains informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Vice President of IT implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. The Company conducts an annual review of its cybersecurity measures and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.
In the event of a cybersecurity incident, the Vice President of IT is equipped with a incident response and recovery plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents. The board of directors and senior management also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For additional information, see Item 1A. “Risk Factors—Information technology system failures or breaches of our network security could interrupt our operations and harm our business, financial condition and results of operations.”

ITEM 2.    PROPERTIES
As of December 31, 2023, we operated 101 restaurants located in the following states:

LOCATION	NUMBER OF RESTAURANTS
Alabama	2
Arkansas	4
Colorado	4
Florida	8
Georgia	2
Indiana	4
Kentucky	5
Louisiana	1
Missouri	1
North Carolina	3
Ohio	6
Oklahoma	4
South Carolina	1
Tennessee	8
Texas	42
Virginia	6
Total	101

We generally lease all of the land, parking lots and buildings used in our restaurant operations under various long-term operating lease agreements. As of December 31, 2023, we owned seven properties: one in Carmel, Indiana; Norman, Oklahoma; Oklahoma City, Oklahoma; Fayetteville, Arkansas; Harker Heights, Texas; Houston, Texas and Terrell, Texas. For additional information regarding our obligations under our leases, see Note 8 to our Consolidated Financial Statements. See Item 1. "Business—Real Estate" for additional information regarding our properties.
All of our restaurant leases provide for base (fixed) rent, and some provide for additional rent based on gross sales (as defined in each lease agreement) in excess of a stipulated amount, multiplied by a stated percentage. A significant percentage of our restaurant leases also provide for periodic escalation of minimum annual rent either based upon increases in the Consumer Price Index or a pre-determined schedule. Typically, the initial lease term is 10 or 15 years in length with two to three five-year extension options. The initial terms of our leases currently expire between 2025 and 2039. We are also generally obligated to pay certain real estate taxes, insurance, common area maintenance charges and various other expenses related to the properties. Our corporate headquarters is also leased and is located at 1623 Toomey Road, Austin, Texas 78704.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 12 to our Consolidated Financial Statements.
ITEM 4.    MINE SAFETY DISCLOSURES
None

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “CHUY”.
Holders
As of February 15, 2024, there were approximately five holders of record of our common stock. The number of holders of record is based upon the actual numbers of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Dividend Policy
During the fiscal years ended December 31, 2023 and December 25, 2022, we did not declare or pay any dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation, growth of our business and, to the extent that our board of directors believes appropriate in light of market conditions, the repurchase of shares of our common stock pursuant to the board-approved share repurchase plan. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Purchases of Equity Securities by the Issuer
The table below provides information with respect to our purchase of shares of our common stock during the fourteen weeks ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
September 25, 2023 through October 22, 2023	149,051	$35.48	149,051	$21.7
October 23, 2023 through November 19, 2023	—	—	—	21.7
November 20, 2023 through December 31, 2023	18,484	34.74	18,484	21.1
Total	167,535	$35.40	167,535
(1)    On November 3, 2022, the Company announced that its board of directors approved a share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding. This repurchase program became effective on October 27, 2022 and expires on December 31, 2024. As of December 31, 2023, the Company had $21.1 million remaining under its $50.0 million repurchase program.

Stock Performance Chart
The following graph compares the cumulative stockholder return on our common stock relative to the Nasdaq Composite and our peer group, which consists of: BJ's Restaurants, Inc., Bloomin' Brands, Inc., Brinker International, Inc., Cracker Barrel Old Country Store, Inc., Denny's Corporation and Red Robin Gourmet Burgers, Inc. Our peer group consists of companies which compete in the casual dining segment of the restaurant industry and have comparable market capitalizations. The comparison assumes a $100 initial investment and the reinvestment of dividends. This graph is furnished and not filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the below stock performance graph is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

Stock Performance Chart
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
12/30/2018
12/29/2019
12/27/2020
12/26/2021
12/25/2022
12/31/2023
CHUY
NASDAQ Composite Index
Peer Group

	12/30/2018	12/29/2019	12/27/2020	12/26/2021	12/25/2022	12/31/2023
Chuy's Holdings, Inc.	100.00	143.82	155.51	165.65	161.36	212.86
Peer Group(1)	100.00	99.05	101.25	87.59	76.10	95.67
NASDAQ Composite Index	100.00	136.78	194.47	237.73	159.43	227.98

(1)    We removed Ruth's Hospitality Group, Inc. from our peer group as it was acquired by Darden Restaurants, Inc. in June 2023.

ITEM 6.     RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the related notes to those statements included in Item 8. “Financial Statements and Supplementary Data.”
The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading Item 1A. “Risk Factors” and elsewhere in this report. For additional information, see “Forward-Looking Statements.”
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
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 by Mike Young and John Zapp, and as of December 31, 2023, we operated 101 restaurants across 16 states.
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
We opened four restaurants in fiscal 2023. During fiscal 2024, we plan to open six to eight restaurants. We have an established presence in Texas, the Southeast and the Midwest, with restaurants in multiple large markets in these regions. Our growth plan over the next five years focuses on developing additional locations in our existing major markets while continuing to "backfill" our smaller existing markets in order to build our brand awareness. For additional discussion of our growth strategies and outlook, see Item 1. “Business—Our Business Strategies.”
Newly opened restaurants typically experience normal inefficiencies in the form of higher cost of sales, labor and direct operating and occupancy costs for several months after their opening in both percentage and dollar terms when compared with our more mature, established restaurants. Accordingly, the number and timing of newly opened restaurants has had, and is expected to continue to have, an impact on restaurant pre-opening expenses, cost of sales, labor and occupancy and operating expenses. Additionally, initial restaurant openings in new markets may experience even greater inefficiencies for several months, if not longer, due to lower initial sales volumes, which results from initially low consumer awareness levels, and a lack of operating cost leverage.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable restaurant sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 94, 93 and 92 restaurants at December 31, 2023, December 25, 2022 and December 26, 2021, respectively.
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
The following table presents operating data for the periods indicated:

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Total restaurants (at end of period)	101	98	96
Total comparable restaurants (at end of period)	94	93	92
Average unit volumes (in thousands) (1)	$4,530	$4,382	$4,197
Change in comparable restaurant sales (1)	3.3%	4.5%	22.1%
Average check	$19.02	$18.14	$17.30
(1)We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time.

Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2023 fiscal year consisted of 53 weeks and our 2022 and 2021 fiscal years each consisted of 52 weeks.
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

Results of Operations
53 Week Fiscal Year Ended December 31, 2023 Compared to the 52 Week Fiscal Year Ended December 25, 2022
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 31, 2023	% of Revenue	December 25, 2022	% of Revenue	Change	% Change
Revenue	$461,310	100.0%	$422,215	100.0%	$39,095	9.3%
Costs and expenses:
Cost of sales	115,870	25.1	114,903	27.2	967	0.8
Labor	139,660	30.3	126,249	29.9	13,411	10.6
Operating	75,487	16.4	68,436	16.2	7,051	10.3
Occupancy	30,734	6.7	29,964	7.1	770	2.6
General and administrative	31,446	6.8	26,333	6.2	5,113	19.4
Marketing	6,411	1.3	6,004	1.4	407	6.8
Restaurant pre-opening	1,985	0.4	1,362	0.3	623	45.7
Impairment, closed restaurant and other costs	4,988	1.1	6,452	1.5	(1,464)	(22.7)
Depreciation	21,140	4.7	20,176	4.9	964	4.8
Total costs and expenses	427,721	92.8	399,879	94.7	27,842	7.0
Income from operations	33,589	7.2	22,336	5.3	11,253	50.4%
Interest income, net	(3,331)	(0.8)	(872)	(0.2)	(2,459)	*
Income before income taxes	36,920	8.0	23,208	5.5	13,712	59.1
Income tax expense	5,410	1.2	2,353	0.6	3,057	129.9
Net income	$31,510	6.8%	$20,855	4.9%	$10,655	51.1%

* Not meaningful
Revenue. Revenue was $461.3 million for the year ended December 31, 2023 compared to $422.2 million for the year ended December 25, 2022. The Company's fiscal year of 2023 included 53 weeks as compared to 52 weeks in fiscal year 2022. Revenue attributed to the extra operating week was $8.7 million. In addition to the extra operating week, the increase was primarily related to an increase in our comparable restaurant sales as well as incremental revenue from an additional 223 operating weeks provided by new restaurants opened during and subsequent to fiscal 2022. For fiscal year 2023 and 2022, off-premise sales were approximately 29% and 27% of total revenue, respectively.
Comparable restaurant sales increased 3.3% for the 52 week comparable period ended December 24, 2023 as compared to the same period in 2022 primarily driven by a 4.8% increase in average check, partially offset by a 1.5% decrease in average weekly customers.
Cost of sales. Cost of sales as a percentage of revenue decreased to 25.1% during the year ended December 31, 2023 from 27.2% during fiscal 2022 primarily driven by overall commodity deflation of approximately 4% during the year as compared to the same period a year ago as well as leverage on a menu price increase taken subsequent to December 25, 2022.
Labor costs. Labor costs as a percentage of revenue increased to 30.3% during the year ended December 31, 2023 from 29.9% during fiscal 2022 largely as a result of hourly labor rate inflation of approximately 5% at comparable restaurants as well as an incremental improvement in our hourly labor staffing levels as compared to last year. This increase was partially offset by menu price increases taken subsequent to December 25, 2022.
Operating costs. Operating costs as a percentage of revenue increased to 16.4% during the year ended December 31, 2023 from 16.2% during fiscal 2022 mainly as a result of higher restaurant repair and maintenance costs of approximately 20 basis points ("bps") and an increase of approximately 30 bps in delivery charges, partially offset by a decrease in utilities and to-go supplies of approximately 20 bps.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 6.7% during the year ended December 31, 2023 as compared to 7.1% for fiscal 2022 primarily as a result of sales leverage on fixed occupancy expenses.
General and administrative expenses. General and administrative expenses increased $5.1 million to $31.4 million for the year ended December 31, 2023 as compared to $26.3 million during fiscal 2022. The increase was primarily driven by a $2.9 million increase in performance-based bonuses, a $1.6 million increase in management salaries and a $0.9 million increase in deferred compensation expense related to the Company's nonqualified deferred compensation plan. As a percentage of revenue, general and administrative expenses increased to 6.8% in 2023 from 6.2% in 2022.
Restaurant pre-opening costs. Restaurant pre-opening costs increased by $0.6 million to $2.0 million for the year ended December 31, 2023 as compared to $1.4 million during fiscal 2022 due to the timing of new store openings.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $5.0 million during the year ended December 31, 2023 from $6.5 million during fiscal 2022. The decrease is largely driven by a $1.2 million reduction in closed restaurants costs during fiscal 2023 as well as a $1.0 million decrease in the non-cash impairment charges recorded in relation to long lived assets, partially offset by a $0.7 million increase in loss on lease terminations. The Company terminated and/or subleased one of its closed restaurant operating leases during 2023 as compared to seven in the same period last year. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Depreciation. Depreciation increased to $21.1 million for the year ended December 31, 2023 as compared to $20.2 million for fiscal 2022.
Income tax expense. Income tax expense was $5.4 million in fiscal 2023 compared to $2.4 million in fiscal 2022. The effective income tax rate for fiscal 2023 was 14.7% compared to 10.1% in the same period last year. The increase in the effective tax rate was mainly attributed to a decrease in the proportion of employee tax credits to annual pre-tax income and the settlement of the fiscal year 2016 IRS tax audit.
Net income. As a result of the foregoing, net income was $31.5 million in fiscal 2023 compared to net income of $20.9 million in fiscal 2022.
52 Week Fiscal Year Ended December 25, 2022 Compared to the 52 Week Fiscal Year Ended December 26, 2021
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Year Ended
	December 25, 2022	% of Revenue	December 26, 2021	% of Revenue	Change	% Change
Revenue	$422,215	100.0%	$396,467	100.0%	$25,748	6.5%
Costs and expenses:
Cost of sales	114,903	27.2	96,476	24.3	18,427	19.1
Labor	126,249	29.9	113,622	28.7	12,627	11.1
Operating	68,436	16.2	59,617	15.0	8,819	14.8
Occupancy	29,964	7.1	29,281	7.4	683	2.3
General and administrative	26,333	6.2	26,599	6.7	(266)	(1.0)
Marketing	6,004	1.4	4,360	1.1	1,644	37.7
Restaurant pre-opening	1,362	0.3	1,731	0.4	(369)	(21.3)
Impairment, closed restaurant and other costs	6,452	1.5	10,182	2.6	(3,730)	(36.6)
Depreciation	20,176	4.9	20,197	5.1	(21)	(0.1)
Total costs and expenses	399,879	94.7	362,065	91.3	37,814	10.4
Income from operations	22,336	5.3	34,402	8.7	(12,066)	(35.1)
Interest (income) expense, net	(872)	(0.2)	144	0.1	(1,016)	*
Income before income taxes	23,208	5.5	34,258	8.6	(11,050)	(32.3)
Income tax expense	2,353	0.6	4,082	0.9	(1,729)	(42.4)
Net income	$20,855	4.9%	$30,176	7.7%	$(9,321)	(30.9)%

* Not meaningful
Revenue. Revenue was $422.2 million for the year ended December 25, 2022 compared to $396.5 million for the year ended December 26, 2021. The increase was primarily related to 4.5% growth in the comparable restaurant sales as well as incremental revenue from an additional 110 operating weeks provided by new restaurants opened during and subsequent to fiscal 2021. For fiscal year 2022 and 2021, off-premise sales were approximately 27% and 28% of total revenue, respectively.
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
Operating costs. Operating costs as a percentage of revenue increased to 16.2% during the year ended December 25, 2022 from 15.0% during the comparable period in 2021 mainly as a result of higher restaurant repair and maintenance costs of approximately 20 bps, higher insurance premiums of approximately 20 bps, continued cost pressures on both utilities and to-go supplies for a total of approximately 40 bps, and an increase of approximately 10 bps in both delivery charges as well as credit card fees.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 7.1% during the year ended December 25, 2022 as compared to 7.4% for the same period in 2021 primarily as a result of sales leverage on fixed occupancy expenses.
General and administrative expenses. General and administrative expenses decreased $0.3 million to $26.3 million for the year ended December 25, 2022 as compared to $26.6 million during the comparable period in 2021. The decrease was primarily driven by a $1.8 million decrease in performance-based bonuses, partially offset by a $1.1 million increase in management salaries, $0.4 million increase in public company and other travel related expenses as travel resumed to close to pre-COVID-19 pandemic levels and a $0.2 million increase in recruitment fees. As a percentage of revenue, general and administrative expenses decreased to 6.2% in 2022 from 6.7% in 2021.
Marketing costs. Marketing costs as a percentage of revenue increased to 1.4% during the year ended December 25, 2022 from 1.1% during the comparable period in 2021 as the company reinstated its digital advertising campaigns across the nation.
Restaurant pre-opening costs. Restaurant pre-opening costs decreased by $0.3 million to $1.4 million for the year ended December 25, 2022 as compared to $1.7 million in fiscal 2021 due to the timing of new store openings.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs decreased to $6.5 million during the year ended December 25, 2022 from $10.2 million during the comparable period in 2021. The decrease is largely driven by a $2.0 million reduction in closed restaurants costs during fiscal 2022 as well as a $2.7 million decrease in the loss on lease terminations, partially offset by $1.0 million increase in the non-cash impairment charges recorded in relation to the termination of closed restaurant operating leases and one under-performing restaurant during the fourth quarter of 2022. The Company terminated and/or subleased seven of its closed restaurant operating leases during 2022 as compared to six in the same period last year. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Depreciation. Depreciation remained consistent at $20.2 million for the year ended December 25, 2022 as compared to the comparable period in 2021.
Income tax expense. Income tax expense was $2.4 million in fiscal 2022 compared to an income tax expense of $4.1 million in fiscal 2021. The effective income tax rate for fiscal 2022 was 10.1% compared to 11.9% in fiscal 2021. The decrease in the effective tax rate was mainly attributed to an increase in the proportion of employee tax credits to annual pre-tax income.
Net income. As a result of the foregoing, net income was $20.9 million in fiscal 2022 compared to net income of $30.2 million in fiscal 2021.
Liquidity
Our principal sources of cash are net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our $25.0 million revolving credit facility as further discussed below. Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. From time to time, we may also purchase the underlying land for development. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We may also from time to time sell equity or engage in other capital markets transactions.
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
During the fiscal years ended 2023, 2022, and 2021, the Company repurchased 789,963, 1,661,742 and 461,501 shares of common stock for a total cost of $28.9 million, $41.7 million and $14.5 million, respectively.
On October 27, 2022, the Company’s board of directors approved a share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. As of December 31, 2023, the Company had $21.1 million remaining under its $50.0 million repurchase program.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors.”
As of December 31, 2023, the Company had a strong financial position with $67.8 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility.
Cash Flows for the Years Ended December 31, 2023, December 25, 2022 and December 26, 2021
The following table summarizes the statements of cash flows (in thousands):

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Net cash provided by operating activities	$59,076	$42,806	$49,780
Net cash used in investing activities	(38,603)	(28,300)	(16,413)
Net cash used in financing activities	(30,727)	(43,099)	(13,563)
Net (decrease) increase in cash and cash equivalents	(10,254)	(28,593)	19,804
Cash and cash equivalents at beginning of year	78,028	106,621	86,817
Cash and cash equivalents at end of period	$67,774	$78,028	$106,621
Operating Activities. Net cash provided by operating activities increased $16.3 million to $59.1 million for the year ended December 31, 2023 compared to $42.8 million during fiscal 2022. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The increase in net cash provided by operating activities was mainly attributable to:
1)a $10.6 million increase in net income; and
2)a $9.3 million increase in accrued and other liabilities largely driven by higher accrued performance-based bonuses and accrued wages in fiscal 2023 as compared to fiscal 2022.
The increase of $19.9 million, as detailed above, was partially offset by $4.4 million of higher payments on accounts payables as compared to fiscal 2022.
Net cash provided by operating activities decreased $7.0 million to $42.8 million for the year ended December 25, 2022 compared to $49.8 million during the comparable period in 2021. The decrease in net cash provided by operating activities was mainly attributable to:
1)a $9.3 million decrease in net income;
2)a $2.0 million decrease in accrued and other liabilities largely driven by lower accrued performance-based bonuses in fiscal 2022 as compared to fiscal 2021; and
3)a $2.0 million decrease in non-cash adjustment related to an unfavorable change in deferred income taxes as compared to fiscal 2021.
The decrease of $13.3 million, as detailed above, was partially offset by $6.7 million of lower payments on operating lease liabilities mainly driven by a reduction in rent on closed restaurants and lease termination payments as compared to fiscal 2021.
Investing Activities. Net cash used in investing activities increased $10.3 million to $38.6 million for the year ended December 31, 2023, from $28.3 million during fiscal 2022. The increase was mainly driven by the timing of our new restaurant construction as compared to fiscal 2022.
Net cash used in investing activities increased $11.9 million to $28.3 million for the year ended December 25, 2022, from $16.4 million during the comparable period in 2021. The increase was mainly driven by the timing of our new restaurant construction as compared to the same period last year.

Financing Activities. Net cash used in financing activities decreased $12.4 million to $30.7 million for the year ended December 31, 2023 from net cash used in financing activities of $43.1 million during fiscal 2022 primarily due to a $12.4 million decrease in the repurchase of shares of our common stock.
Net cash used in financing activities increased $29.5 million to $43.1 million for the year ended December 25, 2022 from net cash used in financing activities of $13.6 million during the comparable period in 2021 primarily due to a $27.1 million increase in the repurchase of shares of our common stock partially offset by a $3.7 million decrease in proceeds from the exercise of stock options.
For the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
The capital resources typically required for a new restaurant depend on whether the restaurant is a ground-up construction or a conversion. For our new unit openings in 2024, we estimate the cost of a conversion or ground-up buildout will require an average net investment of approximately $4.3 million. In addition, we expect to spend approximately $0.5 million to $0.6 million per restaurant for restaurant pre-opening costs.
For 2024, we currently estimate capital expenditure outlays will range between $41.0 million and $46.0 million and approximately $2.7 million to $3.2 million of restaurant pre-opening costs for new restaurants. These capital expenditure estimates are based on the opening of six to eight new restaurants and approximately $9.0 million to maintain and remodel our existing restaurants and for other general corporate purposes.
Based on our growth plans, we believe our existing cash balance combined with future expected cash flows from operations and available borrowings under our Revolving Credit Facility will be sufficient to finance our planned capital expenditures and other operating activities in fiscal 2024 and beyond.
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
We had net working capital of $31.6 million at December 31, 2023 compared to net working capital of $43.5 million at December 25, 2022.
Revolving Credit Facility
On July 30, 2021, the Company entered into a secured $35.0 million revolving credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”). The Credit Facility may be increased up to an additional $25.0 million subject to certain conditions and at the Company’s option if the lenders agree to increase their commitments. The Credit Facility had a maturity date of July 30, 2024, unless the Company exercises its option to voluntarily and permanently reduce all of the commitments before the maturity date.
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
The A&R Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type. The agreement requires the Company to be in compliance with a minimum fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum consolidated total lease adjusted leverage ratio of no more than 4.00 to 1.00. The A&R Credit Facility also has certain restrictions on the payment of dividends and distributions. Under the A&R Credit Facility, the Company may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the consolidated total lease adjusted leverage ratio does not exceed 3.50 to 1.00.
Borrowings under the A&R Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, term secured overnight financing rate (“Term SOFR”) plus 0.10% (the “Adjusted Term SOFR”), plus a margin of 1.5% to 2.0%, depending on the Company’s consolidated total lease adjusted leverage ratio, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.5% or (c) Adjusted Term SOFR rate for a one-month period, plus 1.0%, plus a margin of 0.5% to 1.0%, depending on the Company’s consolidated total lease adjusted leverage ratio.
An unused commitment fee at a rate of 0.3% applies to unutilized borrowing capacity under the A&R Credit Facility.
The obligations under the Company’s A&R Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of December 31, 2023, the Company had no borrowings under the A&R Credit Facility, and was in compliance with all covenants under the A&R Credit Facility.
Contractual Obligations
The following table summarizes contractual obligations at December 31, 2023 (in thousands):

	Payment Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Operating Lease Obligations (1)	$300,165	$27,135	$55,676	$50,467	$166,887
Purchase Obligations (2)	46,517	46,517	—	—	—
Total	$346,682	$73,652	$55,676	$50,467	$166,887
(1)Reflects the aggregate minimum lease payments for our restaurant operations and corporate office, including approximately $14.3 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession. Operating lease obligations excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales.
(2)Includes contractual purchase commitments for the purchase of goods related to restaurant operations and commitments for construction of new restaurants.
Off-Balance Sheet Arrangements
As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2023, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
We make assumptions to estimate future cash flows and asset fair values. The estimated fair value is generally determined using the depreciated replacement cost method, the market approach, or discounted cash flow projections. Estimated future cash flows are highly subjective assumptions based on Company’s projections and understanding of our business, historical operating results, and trends in sales and restaurant level operating costs including assumptions related to the market rent of a sublease scenario.
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
As a result of the above mentioned process, the Company recorded a non-cash loss on asset impairment of $2.6 million during the fiscal year ended December 31, 2023, $3.6 million during the fiscal year ended December 25, 2022 and $2.7 million during the fiscal year ended December 26, 2021.
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
Similarly, for the impairment evaluation for indefinite life intangible assets, which includes our trade names, we determine whether the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. Our analysis indicated that no impairments of goodwill or indefinite-lived intangibles occurred during fiscal 2023, 2022 or 2021.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to loans outstanding under our Revolving Credit Facility. All outstanding indebtedness under our Revolving Credit Facility bears interest at a variable rate based on SOFR. Each quarter point change in interest rates on the variable portion of indebtedness under our Revolving Credit Facility would result in an annualized change to our interest expense of approximately $2,500 per every million dollars borrowed. As of December 31, 2023, we had no borrowings under our Revolving Credit Facility.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report to provide reasonable assurance that information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chuy’s Holdings, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Chuy's Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 29, 2024 expressed an unqualified opinion.
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
/s/ RSM US LLP
Austin, Texas
February 29, 2024

ITEM 9B.    OTHER INFORMATION
None
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None
PART III
The information required by Items 10, 11, 12, 13 and 14 will be furnished by an amendment hereto that will contain such information.
PART IV
ITEM 15: EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Report:
(1)Financial Statements - see Index to Financial Statements appearing on page F-1.
(2)Financial Statement Schedules – None.
(3)Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on July 28, 2023)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 28, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
4.2	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on March 10, 2020)
10.1*	Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 31, 2020)
10.2*	Form of Restricted Stock Unit Agreement (2020 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2020)
10.3*	Chuy’s Holdings, Inc. 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.4*	Form of Restricted Share Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.5*	Form of Option Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.6*	Form of Restricted Stock Unit Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on form 10-K, filed on March 11, 2014)
10.7*	Form of Restricted Stock Unit Agreement (Amended 2015) (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed on March 12, 2015)
10.8*	Form of Option Agreement (Amended 2015) (2012 Omnibus Equity Incentive Plan)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 8, 2015)
10.9*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.10*	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.11*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steve Hislop (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.12*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon Howie (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.13*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Mountford (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.14*	Amendment to Employment Agreement, dated October 26, 2023, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Mountford (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 30, 2023)
10.15*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Michael Hatcher (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.16*	Employment Agreement, dated October 26, 2023, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Korman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 30, 2023)
10.17*	Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.18*	Chuy’s Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2023)

10.19	Amended and Restated Credit Agreement dated as of September 27, 2023, by and among Chuy’s Holdings, Inc., as borrower, the subsidiaries of Chuy’s Holdings, Inc., as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2023)
19.1+	Insider Trading Policy
21.1+	Subsidiaries of Chuy’s Holdings, Inc.
23.1+	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2023)
101.INS+	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH+	Inline XBRL Taxonomy Extension Schema
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith
++    Furnished herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 29, 2024	CHUY’S HOLDINGS, INC.

		By:	/s/ JON W. HOWIE
Jon W. Howie
Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ STEVEN J. HISLOP
Steven J. Hislop	Chairman of the Board, Director, President and Chief Executive Officer (principal executive officer)	2/29/2024
/s/ JON W. HOWIE
Jon W. Howie	Director, Vice President and Chief Financial Officer (principal financial and accounting officer)	2/29/2024
/s/ SAED MOHSENI
Saed Mohseni	Director	2/29/2024
/s/ RANDALL DEWITT
Randall DeWitt	Director	2/29/2024
/s/ IRA ZECHER
Ira Zecher	Director	2/29/2024
/s/ JODY BILNEY
Jody Bilney	Director	2/29/2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chuy's Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chuy’s Holdings, Inc. (the Company) as of December 31, 2023 and December 25, 2022, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Impairment of long-lived assets
As described in Notes 2 and 10 to the consolidated financial statements, the Company assesses long-lived assets, such as property and equipment and operating lease assets, for impairment at the individual restaurant level when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable (Step 1). When there are indicators of impairment, if the carrying amount of the restaurant asset group exceeds estimated future undiscounted cash flows (Step 2), an impairment charge may be recognized to the extent by which the restaurant asset group’s carrying amount exceeds its fair value (Step 3). As disclosed in Notes 4 and 8, as of December 31, 2023, long-lived assets consisted of property and equipment, net of $202 million and operating lease assets, net of $140 million, respectively. During the year ended December 31, 2023, the Company recorded an impairment of long-lived assets of $2.6 million.
In performing Step 2 of the impairment test, the Company makes assumptions to estimate future undiscounted cash flows of the restaurant, which includes forecasts of future revenue growth and operating margins, among others. In performing Step 3 of the impairment test, the Company makes assumptions to estimate the fair value of restaurant asset group, which includes determining market rents for the restaurant and an appropriate discount rate, among others. We identified the assumptions used by management in performing Step 2 of the impairment test, for restaurants where management concluded that the undiscounted cash flows of the restaurant exceeded the carrying value, and the assumptions used by management in performing Step 3 of the impairment test, for restaurants where management concluded that the carrying value of restaurant exceeded the undiscounted cash flows, as a critical audit matter due to the impact these assumptions have on the accounting conclusion.

Auditing management’s assumptions involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists.
Our audit procedures related to the Company’s assumptions used to estimate future undiscounted cash flows in Step 2 of the impairment test and the fair value of the restaurant asset group in Step 3 of the impairment test included the following, among others:
•We obtained an understanding of the relevant controls related to the Company’s long-lived asset impairment assessment process and tested such controls for design and operating effectiveness, including controls related to the revenue growth rate and operating margin assumptions used by management to determine undiscounted cash flows in Step 2 of the impairment test, and the fair value of the restaurant asset group in Step 3 of the impairment test.
•For Step 2 of the impairment test, we evaluated the Company’s forecasted future revenue growth rates and operating margin assumptions for the restaurant asset groups by comparing the assumptions to the Company’s historical performance across all restaurant locations and to underlying source documents, as applicable.
•For Step 3 of the impairment test, we assessed the reasonableness of the discount rate by testing the underlying data used by management to develop the discount rate.
•We tested the clerical accuracy of management’s models for both Step 2 and Step 3 of the impairment tests and agreed the source data to the underlying support.
•We utilized valuation specialists to assist in the following procedures for Step 3 of the impairment test, among others:
◦Assess the reasonableness of the valuation methodology used by management to estimate the fair value of the restaurant asset group.
◦Evaluate the reasonableness of managements estimates of market rents by comparing them to publicly available market data.
/s/ RSM US LLP
We have served as the Company’s auditor since 2006.
Austin, Texas
February 29, 2024

CHUY’S HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2023	December 25, 2022
Assets
Current assets:
Cash and cash equivalents	$67,774	$78,028
Accounts receivable	1,925	2,004
Lease incentives receivable	1,359	900
Inventories	1,805	2,069
Prepaid expenses and other current assets	7,507	4,817
Total current assets	80,370	87,818
Property and equipment, net	201,928	185,956
Operating lease assets	140,138	146,920
Deferred tax asset, net	3,415	4,958
Other assets and intangible assets, net	4,814	3,160
Trade name	21,900	21,900
Goodwill	24,069	24,069
Total assets	$476,634	$474,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,561	$8,059
Accrued liabilities	29,914	23,321
Operating lease liabilities	12,988	12,499
Income tax payable	303	479
Total current liabilities	48,766	44,358
Operating lease liabilities, less current portion	174,236	183,670
Other liabilities	3,785	2,192
Total liabilities	226,787	230,220

Contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,335,062 shares issued and outstanding at December 31, 2023 and 17,998,170 shares issued and outstanding at December 25, 2022	173	180
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at December 31, 2023 and December 25, 2022	—	—
Paid-in capital	70,369	96,586
Retained earnings	179,305	147,795
Total stockholders’ equity	249,847	244,561
Total liabilities and stockholders’ equity	$476,634	$474,781

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except share and per share data)

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Revenue	$461,310	$422,215	$396,467
Costs and expenses:
Cost of sales	115,870	114,903	96,476
Labor	139,660	126,249	113,622
Operating	75,487	68,436	59,617
Occupancy	30,734	29,964	29,281
General and administrative	31,446	26,333	26,599
Marketing	6,411	6,004	4,360
Restaurant pre-opening	1,985	1,362	1,731
Impairment, closed restaurant and other costs	4,988	6,452	10,182
Depreciation	21,140	20,176	20,197
Total costs and expenses	427,721	399,879	362,065
Income from operations	33,589	22,336	34,402
Interest (income) expense, net	(3,331)	(872)	144
Income before income taxes	36,920	23,208	34,258
Income tax expense	5,410	2,353	4,082
Net income	$31,510	$20,855	$30,176
Net income per common share:
Basic	$1.77	$1.12	$1.52
Diluted	$1.76	$1.11	$1.50
Weighted-average shares outstanding:
Basic	17,823,187	18,682,255	19,835,550
Diluted	17,934,520	18,793,455	20,079,237

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share data)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 27, 2020	19,710,549	$197	$144,897	$96,764	$241,858
Stock-based compensation	—	—	4,063	—	4,063
Proceeds from exercise of stock options	163,354	2	3,759	—	3,761
Repurchase of shares of common stock	(461,501)	(5)	(14,513)	—	(14,518)
Settlement of restricted stock units	183,467	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(57,811)	(1)	(2,545)	—	(2,546)
Net income	—	—	—	30,176	30,176
Balance, December 26, 2021	19,538,058	195	135,659	126,940	262,794
Stock-based compensation	—	—	4,011	—	4,011
Proceeds from exercise of stock options	821	—	24	—	24
Repurchase of shares of common stock	(1,661,742)	(17)	(41,639)	—	(41,656)
Settlement of restricted stock units	176,233	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(55,200)	—	(1,467)	—	(1,467)
Net income	—	—	—	20,855	20,855
Balance, December 25, 2022	17,998,170	180	96,586	147,795	244,561
Stock-based compensation	—	—	4,306	—	4,306
Proceeds from exercise of stock options	10,157	—	291	—	291
Repurchase of shares of common stock	(789,963)	(8)	(29,234)	—	(29,242)
Settlement of restricted stock units	161,121	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(44,423)	(1)	(1,578)	—	(1,579)
Net income	—	—	—	31,510	31,510
Balance, December 31, 2023	17,335,062	$173	$70,369	$179,305	$249,847

See Notes to Consolidated Financial Statements.

CHUY’S HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Cash flows from operating activities:
Net income	$31,510	$20,855	$30,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,140	20,176	20,197
Amortization of operating lease assets	10,051	9,586	9,574
Amortization of loan origination costs	88	87	126
Loss on asset impairment, closed restaurant and other costs	3,044	3,848	4,114
Stock-based compensation	4,060	3,801	3,867
Loss on disposal of property and equipment	346	138	31
Deferred income taxes	1,543	442	2,406
Changes in operating assets and liabilities:
Accounts receivable	79	(193)	(304)
Lease incentives receivable	(459)	(900)	200
Inventories	264	(393)	(227)
Income tax receivable and payable	(176)	1,562	(109)
Prepaid expenses and other assets	(3,675)	(522)	(112)
Accounts payable	(3,932)	450	711
Accrued and other liabilities	8,186	(1,152)	836
Operating lease liabilities	(12,993)	(14,979)	(21,706)
Net cash provided by operating activities	59,076	42,806	49,780
Cash flows from investing activities:
Purchase of property and equipment, net	(38,603)	(28,300)	(16,413)
Net cash used in investing activities	(38,603)	(28,300)	(16,413)
Cash flows from financing activities:
Loan origination costs	(197)	—	(260)
Proceeds from exercise of stock options	291	24	3,761
Repurchase of shares of common stock	(29,242)	(41,656)	(14,518)
Indirect repurchase of shares for minimum tax withholdings	(1,579)	(1,467)	(2,546)
Net cash used in financing activities	(30,727)	(43,099)	(13,563)
Net (decrease) increase in cash and cash equivalents	(10,254)	(28,593)	19,804
Cash and cash equivalents, beginning of period	78,028	106,621	86,817
Cash and cash equivalents, end of period	$67,774	$78,028	$106,621

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,434	$3,482	$439

Supplemental cash flow disclosures:
Cash paid for interest	$45	$52	$26
Cash paid for income taxes	$4,058	$352	$1,793

See Notes to Consolidated Financial Statements

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)

1. Description of Business
Chuy’s Holdings, Inc., a Delaware corporation (the “Company” or "Chuy's"), through its subsidiaries owns and operates restaurants across 16 states including Texas, the Southeastern and Midwestern United States. All of the Company’s restaurants operate under the name Chuy’s. The Company operated 101 restaurants as of December 31, 2023, 98 restaurants as of December 25, 2022 and 96 restaurants as of December 26, 2021.
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
Fiscal year
The Company utilizes a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. The fiscal year ended December 31, 2023 consisted of 53 weeks and the fiscal years ended December 25, 2022 and December 26, 2021 each consisted of 52 weeks.
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
Leases and leasehold improvements
The Company leases land and/or buildings for its corporate offices and the majority of its restaurants under various long-term operating lease agreements. The Company determines if a contract contains a lease at inception. The lease term begins on the

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
date that the Company takes possession under the lease, including the pre-opening period during construction, when in many cases the Company is not making rent payments.
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
Goodwill
Goodwill represents the excess of cost over the fair value of assets of the businesses acquired. Goodwill is not amortized, but is subject to impairment tests at least annually. The Company performs a quantitative test to assess potential impairments at the end of the fiscal year or during the year if an event or other circumstance indicates that goodwill may be impaired. The goodwill impairment test compares the fair value of the reporting unit to the carrying amount, including goodwill. The Company considers all of its stores in total as one reporting unit. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded for the difference, limited to the total amount of goodwill allocated to that reporting unit. No goodwill impairment charges were recognized during 2023, 2022, or 2021.
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
The annual impairment evaluation for indefinite life intangible assets is performed at the end of the fiscal year and includes an assessment to determine whether the fair value of the indefinite life intangible assets is less than their carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. The Company also annually evaluates intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. No indefinite life intangible impairment charges were recognized during 2023, 2022, or 2021.

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
We make assumptions to estimate future cash flows and asset fair values. The estimated fair value is generally determined using the depreciated replacement cost method, the market approach, or discounted cash flow projections. Estimated future cash flows are highly subjective assumptions based on Company’s projections and understanding of our business, historical operating results, and trends in sales and restaurant level operating costs including assumptions related to the market rent of a sublease scenario.
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
As a result of the above mentioned process, the Company recorded a non-cash loss on asset impairment of $2.6 million, $3.6 million and $2.7 million during the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at December 31, 2023 and December 25, 2022 approximate their fair value due to the short-term maturities of these financial instruments. These inputs are categorized as Level 1 inputs.
The Company provides a certain group of eligible employees the ability to participate in the Company's nonqualified deferred compensation plan. This plan allows participants to defer up to 80% of their salary and up to 100% of their bonus, on pre-tax basis, and contribute such amounts to one or more investment funds or life insurance contracts held in a rabbi trust. We report the accounts of the rabbi trust in other assets and intangible assets, net, and the corresponding liability in other liabilities on our consolidated balance sheets. The investments are considered trading securities and are reported at fair value based on quoted market prices. The deferred compensation plan assets and liabilities are measured and recorded at their fair value on a recurring basis. The inputs are recognized as Level 1 inputs. The realized and unrealized gains and losses on these investments, as well as the offsetting compensation expense, are recorded in general and administrative expense in the consolidated statements of income. At December 31, 2023, the Company had approximately $3.5 million of deferred compensation plan assets and $3.8 million of deferred plan liabilities. At December 25, 2022, the Company had approximately $1.9 million of deferred compensation plan assets and $2.2 million of deferred plan liabilities.
In regards to the Company's impairment analysis, we generally estimate long-lived asset fair values, including property and equipment and leasehold improvements as well as operating lease assets and liabilities, using either the depreciated replacement cost method, the market approach or discounted cash flow projections. The inputs used to determine fair value relate primarily to the assumptions regarding the long-lived assets exit cost at their highest and best use and future assumptions regarding restaurant sales and profitability. These inputs are categorized as Level 3 inputs. The inputs used represent assumptions about

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
what information market participants would use in pricing the assets and are based upon the best information available at the time of the analysis.
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
Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue upon redemption by the customer. Breakage is recognized on unredeemed gift cards as revenue proportionate to the pattern of gift card redemptions less any legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. We recorded $0.1 million of gift card breakage in fiscal years 2023, 2022 and 2021.
Marketing
The Company expenses the printing of menus and other promotional materials as incurred. The costs of community service and sponsorship activities are expensed based on the expected timing of those events. Marketing expense was $6.4 million, $6.0 million, and $4.4 million for the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.
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
There were approximately 1,000, 48,000 and 7,200 shares of common stock equivalents that have been excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive for the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.
The computations of basic and diluted net income per share is as follows:

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
BASIC
Net income	$31,510	$20,855	$30,176
Weighted-average common shares outstanding	17,823,187	18,682,255	19,835,550
Basic net income per common share	$1.77	$1.12	$1.52

DILUTED
Net income	$31,510	$20,855	$30,176
Weighted-average common shares outstanding	17,823,187	18,682,255	19,835,550
Dilutive effect of stock options and restricted stock units	111,333	111,200	243,687
Weighted-average of diluted shares	17,934,520	18,793,455	20,079,237
Diluted net income per common share	$1.76	$1.11	$1.50
4. Property and Equipment, Net
The major classes of property and equipment as of December 31, 2023 and December 25, 2022 are summarized as follows:

	December 31, 2023	December 25, 2022
Leasehold improvements	$233,814	$215,030
Furniture, fixtures and equipment	114,243	106,226
Construction in progress	14,545	18,722
Land	16,032	5,170
	378,634	345,148
Less accumulated depreciation	(176,706)	(159,192)
Total property and equipment, net	$201,928	$185,956
5. Long-Term Debt
Revolving Credit Facility
On July 30, 2021, the Company entered into a secured $35.0 million revolving credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”). The Credit Facility may be increased up to an additional $25.0 million subject to certain conditions and at the Company’s option if the lenders agree to increase their commitments. The Credit Facility had a maturity date of July 30, 2024, unless the Company exercises its option to voluntarily and permanently reduce all of the commitments before the maturity date.

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
The A&R Credit Facility contains representations and warranties, affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type. The agreement requires the Company to be in compliance with a minimum fixed charge coverage ratio of no less than 1.25 to 1.00, and a maximum consolidated total lease adjusted leverage ratio of no more than 4.00 to 1.00. The A&R Credit Facility also has certain restrictions on the payment of dividends and distributions. Under the A&R Credit Facility, the Company may declare and make dividend payments so long as (i) no default or event of default has occurred and is continuing or would result therefrom and (ii) immediately after giving effect to any such dividend payment, on a pro forma basis, the consolidated total lease adjusted leverage ratio does not exceed 3.50 to 1.00.
Borrowings under the A&R Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, term secured overnight financing rate (“Term SOFR”) plus 0.10% (the “Adjusted Term SOFR”), plus a margin of 1.5% to 2.0%, depending on the Company’s consolidated total lease adjusted leverage ratio, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.5% or (c) Adjusted Term SOFR rate for a one-month period, plus 1.0%, plus a margin of 0.5% to 1.0%, depending on the Company’s consolidated total lease adjusted leverage ratio.
An unused commitment fee at a rate of 0.3% applies to unutilized borrowing capacity under the A&R Credit Facility.
The obligations under the Company’s A&R Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of December 31, 2023, the Company had no borrowings under the A&R Credit Facility, and was in compliance with all covenants under the A&R Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at December 31, 2023 and December 25, 2022 are summarized as follows:

	December 31, 2023	December 25, 2022
Accrued compensation and related benefits	$13,965	$9,117
Other accruals	6,324	5,202
Deferred gift card revenue	3,147	3,175
Sales and use tax	3,791	3,007
Property tax	2,687	2,820
Total accrued liabilities	$29,914	$23,321
7. Stockholders' Equity
Share repurchase program
On October 28, 2021, the Company’s board of directors replaced the Company's previous $30.0 million share repurchase program and approved a $50.0 million share repurchase program which the Company completed as of December 25, 2022. The Company repurchased 1,661,742 shares of common stock for approximately $41.7 million during fiscal year 2022 and 461,501 shares of common stock for approximately $14.5 million during fiscal year 2021.
On October 27, 2022, the Company’s board of directors approved a new share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. The Company repurchased 789,963 shares of common stock for approximately $28.9 million during fiscal year 2023. As of December 31, 2023, the Company had $21.1 million remaining under its $50.0 million repurchase program.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of December 31, 2023, all of the Company's leases were operating.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Year Ended
Lease cost	December 31, 2023	December 25, 2022
Operating lease cost	$24,017	$24,436
Variable lease cost	1,566	1,315
	$25,583	$25,751
Supplemental cash flow disclosures and other lease information:

	Year Ended
	December 31, 2023	December 25, 2022
Cash paid for operating lease liabilities (a)	26,897	29,969
Operating lease assets obtained in exchange for operating lease liabilities (b)	3,385	8,166
(a) The year-ended December 31, 2023 includes $0.9 million of termination payments for one of our closed restaurant operating leases. The year-ended December 25, 2022 includes $2.9 million of termination payments for four of our closed restaurant operating leases.
(b) The year-ended December 31, 2023 includes a $2.0 million increase due to a new lease commencement and a $3.9 million increase mainly due to extending remaining lives of certain leases, partially offset by a $2.5 million decrease to operating lease assets and liabilities related to the termination of one closed restaurant lease and a purchase of one existing lease. The year-ended December 25, 2022 includes a $9.1 million increase due to new lease commencements and a $1.6 million increase mainly due to extending remaining lives of certain leases, partially offset by a $2.5 million decrease to operating lease assets and liabilities related to the termination of four closed restaurant leases.
The Company recorded $0.5 million and $1.9 million of deferred lease incentives during the fiscal years ended December 31, 2023 and December 25, 2022, respectively.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Supplemental balance sheet disclosures:

Operating leases	Classification	December 31, 2023	December 25, 2022
Right-of-use assets	Operating lease assets	$140,138	$146,920

Deferred Rent Payments	Operating lease liability	6	84
Current lease liabilities	Operating lease liability	12,982	12,415
		12,988	12,499

Deferred Rent Payments	Operating lease liability, less current portion	61	68
Non-current lease liabilities	Operating lease liability, less current portion	174,175	183,602
		174,236	183,670

Total lease liabilities		$187,224	$196,169

Weighted average remaining lease term (in years)		12.0	12.7
Weighted average discount rate		7.8%	7.6%
Future minimum rent payments for our operating leases for each of the next five years as of December 31, 2023 are as follows:

Fiscal years ending:
2024	$26,792
2025	27,073
2026	26,343
2027	24,300
2028	23,907
Thereafter	157,480
Total minimum lease payments	285,895
Less: imputed interest	98,671
Present value of lease liabilities	$187,224
As of December 31, 2023, operating lease payments exclude approximately $14.3 million of legally binding minimum lease payments for leases signed but which we have not yet taken possession.
9. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 Plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of December 31, 2023, the Company had 1,422 of stock options outstanding and exercisable with a remaining weighted average contractual term of less than one year.
Restricted stock units granted under the 2012 and 2020 Plan vest over 4 to 5 years from the date of grant. As of December 31, 2023, a total of 743,699 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation cost recognized in the consolidated statements of income was approximately $4.1 million, $3.8 million and $3.9 million for the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively. Stock-based compensation recognized as capitalized development was approximately $0.2 million for the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021. Capitalized stock-based compensation is included in Property and equipment, net on the consolidated balance sheets.
On July 27, 2023, the Company’s stockholders approved the 2023 Employee Stock Purchase Plan ("the 2023 ESPP"). As of December 31, 2023, the Company had 500,000 shares of common stock reserved and available for issuance under the 2023 ESPP. As of December 31, 2023, there has not been any offering period or purchase period under the 2023 ESPP, and no such period will begin unless and until determined by the administrator.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
A summary of stock-based compensation activity related to restricted stock units for the year ended December 31, 2023 are as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 25, 2022	383,098	$27.06
Granted	136,861	36.75
Vested	(161,121)	24.43
Forfeited	(5,504)	29.94
Outstanding at December 31, 2023	353,334	$31.97	2.50
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of December 31, 2023, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $7.9 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.
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
We make assumptions to estimate future cash flows and asset fair values. The estimated fair value is generally determined using the depreciated replacement cost method, the market approach, or discounted cash flow projections. Estimated future cash flows are highly subjective assumptions based on the Company’s projections and understanding of our business, historical operating results, and trends in sales and restaurant level operating costs including assumptions related to the market rent of a sublease scenario.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Property and equipment impairment	$2,589	$3,507	$2,079
Operating lease assets impairment	—	116	610
Total impairment charge	2,589	3,623	2,689

Closed restaurant costs	1,979	3,131	5,092
Loss (gain) on lease termination	420	(302)	2,401
Impairment, closed restaurant and other costs	$4,988	$6,452	$10,182
Closed restaurant costs represent on-going expenses to maintain the closed restaurants such as rent expense, utility and insurance costs.

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
During the year ended December 31, 2023, the Company terminated one of its closed restaurant lease agreements and recorded a $0.4 million loss on lease termination as well as a $2.6 million non-cash impairment charge. During the year ended December 25, 2022, the Company terminated four of its closed restaurant lease agreements and recorded a $0.3 million gain on lease termination as well as a $3.6 million non-cash impairment charge. During the year ended December 26, 2021, the Company terminated six of its closed restaurant lease agreements and recorded a $2.4 million loss on lease termination as well as a $2.7 million non-cash impairment charge.
11. Income Taxes
The provision for federal and state income taxes consisted of the following:

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Current:
Federal	$2,138	$949	$759
State	1,729	962	917
Total current income tax expense	3,867	1,911	1,676
Deferred:
Federal	1,679	143	2,009
State	(136)	299	397
Total deferred income tax expense	1,543	442	2,406
Total income tax expense	$5,410	$2,353	$4,082
Temporary differences between tax and financial reporting basis of assets and liabilities which give rise to the deferred income tax assets (liabilities) and their related tax effects are as follows:

	Year Ended
	December 31, 2023	December 25, 2022
Deferred tax assets:
Accrued liabilities	$1,311	$803
General business tax credits	25,448	26,977
Operating lease liabilities	43,195	45,329
Stock-based compensation	791	740
Other	529	455
Total deferred tax assets	71,274	74,304
Deferred tax liability:
Intangibles	(9,708)	(9,724)
Prepaid expenses	(1,330)	(1,269)
Property and equipment	(24,477)	(24,378)
Operating lease assets	(32,344)	(33,975)
Total deferred tax liabilities	(67,859)	(69,346)
Deferred tax assets, net	$3,415	$4,958
As of December 31, 2023, the Company has general business tax credits of $25.4 million expiring from 2038 through 2044.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of December 31, 2023, the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) temporarily restored the ability to carryback net operating losses (“NOL”) originating in 2018, 2019 and 2020 to offset taxable income in the five preceding years

CHUY’S HOLDINGS, INC.
Notes to Consolidated Financial Statements (Continued)
(Tabular dollar amounts in thousands, except share and per share data)
and eliminated the 80% taxable income limitation on such net operating loss deductions if utilized before 2021. Additionally, the CARES Act included an administrative correction of the depreciation recovery period for qualified improvement property ("QIP"), including certain restaurant leasehold improvement costs, that resulted in the acceleration of depreciation on these assets retroactive to 2018. The Company filed for a refund of overpaid taxes with regards to credits carried back to those years. The Company received the refund related to the 2015 Form 1120X of $0.24 million in August 2023 and the refund related to the 2016 Form 1120X refund of $0.45 million refund remains outstanding.
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21% for the fiscal year ended December 31, 2023, December 25, 2022 and December 26, 2021 to the actual provision for income taxes:

	Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Expected income tax expense	$7,753	$4,874	$7,194
State tax expense, net of federal benefit	1,259	1,003	1,039
FICA tip credit	(3,880)	(3,678)	(3,361)
Officers' compensation	311	230	536
Stock compensation	(357)	(116)	(1,275)
Other	324	40	(51)
Income tax expense	$5,410	$2,353	$4,082
The Internal Revenue Service ("IRS") audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment ("NOPA") to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagreed with this position based on the underlying facts and circumstances as well as standard industry practice. The Company accepted an assessment of $0.18 million which will be netted against the 2016 Form 1120X refund discussed above resulting in an outstanding refund to the Company of $0.27 million for fiscal year 2016. On December 1, 2023, the Company received confirmation from the IRS Independent Office of Appeals noting approval of the settlement and closure of the fiscal year 2016 tax audit. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination of open tax years, including the resolution of the IRS's appeal or litigation processes, if any. As of December 31, 2023 and December 25, 2022, the Company recognized no liability for uncertain tax positions.
It is the Company’s policy to include any penalties and interest related to income taxes in its income tax provision. However, the Company currently has no penalties or interest related to income taxes.
The tax years 2022, 2021 and 2020 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.
12. Contingencies
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.