Form 10-K/A
period 2023-12-31
CHUY'S HOLDINGS, INC.
filed 2024-04-25
CIK 1524931

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
The number of shares of the registrant’s common stock outstanding at April 11, 2024 was 17,230,087.

EXPLANATORY NOTE
Chuy's Holdings, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 (our “Annual Report”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Annual Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about our executive officers and directors as of April 11, 2024:

NAMES	AGE	POSITIONS
Steve Hislop	64	Chairman, President and Chief Executive Officer (2)
Jon Howie	56	Director, Vice President and Chief Financial Officer (2)
John Korman	47	Chief Operating Officer
John Mountford	62	Chief Culinary and Procurement Officer
Michael Hatcher	63	Vice President of Real Estate and Development
Saed Mohseni	61	Lead Independent Director (1)(4)(5)
Ira Zecher	71	Director (1)(4)(5)(6)
Randall DeWitt	65	Director (3)(4)(5)(6)
Jody Bilney	62	Director (2)(6)
(1)Class I Director with a term expiring at the 2025 annual meeting.
(2)Class II Director with a term expiring at the 2026 annual meeting.
(3)Class III Director with a term expiring at the 2024 annual meeting.
(4)Member of audit committee.
(5)Member of compensation committee.
(6)Member of nominating and corporate governance committee.
Executive Officers Biographies
Steve Hislop, age 64, has served as President, Chief Executive Officer and a member of our board of directors since July 2007 and chairman of the board since May 2018. Mr. Hislop serves as President and Chief Executive Officer pursuant to the terms of an employment agreement between him and the Company. From July 2006 through June 2007, Steve was President and Chief Executive Officer of Sam Seltzer Steak House. Prior to that, Steve served as the Concept President and a member of the board of directors of O’Charley’s Restaurants, where he helped grow the business from 12 restaurants to a multi-concept company with 347 restaurants. Steve currently serves on the board of directors of Not Your Average Joe's, Inc. and Silver Diner, Inc., which are privately held companies. The board concluded that Steve should serve as a director based upon his operational expertise, knowledge of the restaurant industry and leadership experience.
Jon Howie, age 56, has served as our Chief Financial Officer since August 2011, as our Vice President since April 2013 and as a member of the board since May 2018. Mr. Howie serves as Vice President and Chief Financial Officer pursuant to the terms of an employment agreement between him and the Company. From March 2007 to July 2011, Jon served as the Chief Financial Officer of Del Frisco’s Restaurant Group, LLC. Prior to that, he served for five years as Controller and was then promoted to Chief Accounting Officer and then to Chief Financial Officer of Lone Star Steakhouse & Saloon, Inc. Jon is a certified public accountant and prior to joining Lone Star Steakhouse & Saloon, Inc. was employed as an Audit Senior Manager with Grant Thornton, LLP for one year and served at Ernst & Young LLP for 10 years where he held various audit positions of increasing responsibilities, including Audit Senior Manager. At Grant Thornton and Ernst & Young, he served as an accounting and business advisor to both private and public companies and advised a number of these companies in conjunction with their initial and secondary public offerings. The board concluded that Jon should serve as a director based upon his knowledge of the restaurant industry and our Company and his financial and leadership experience.
John Korman, age 47, has served as our Company’s Chief Operating Officer since October 2023. Mr. Korman serves as Chief Operating Officer pursuant to the terms of an employment agreement between him and the Company. Mr. Korman had previously served as the Company’s Senior Vice President of Operations since June 2023 and as Vice President of Operations from July 2018 to June 2023. He joined the Company in May 2000 and served as a Manager from May 2000 to June 2005, as a Kitchen Manager from July 2005 to December 2007, as a General Manager from January 2008 to December 2010, as an Area Supervisor from January 2011 to December 2014 and as Director of Operations from January 2015 to June 2018.
John Mountford, age 62, has served as our Chief Culinary and Procurement Officer since October 2023. Mr. Mountford serves as Chief Culinary and Procurement Officer pursuant to the terms of an employment agreement between him and the Company. He previously served as our Chief Operating Officer from September 2018 to October 2023 and our Vice President of Culinary Operations from 2016 to September 2018. He joined the Company in 2010 and served as an Area Supervisor of Operations from 2010 to 2013 and as a Director of Culinary Operations from 2013 to 2016. Prior to joining the Company, John was with Sam Seltzers Steak House from 2006 to 2010. He served as President and Chief Executive Officer from 2007 to 2010 and Vice

President of Operations from 2006 to 2007. Prior to Sam Seltzers, John served in various operational leadership positions, including Vice President of Culinary Operations for Cooker Bar and Grill, and Director of Culinary Operations for Houston’s Restaurants where he opened over 30 new restaurants.
Michael Hatcher, age 63, has served as our Vice President of Real Estate and Development since November 2009. Mr. Hatcher serves as Vice President of Real Estate and Development pursuant to the terms of an employment agreement between him and the Company. Michael joined Chuy’s as a restaurant manager in 1987 and served as General Manager from 1989 to 2002. He was Director of Purchasing and Real Estate from 2002 to 2009.
Director Biographies
Saed Mohseni, age 61, has served as a member of our board since September 2012 and has served as our lead independent director since May 2018. Saed served as the President and Chief Executive Officer and a director of Bob Evans Farms, Inc. from January 2016 until May 2017. In May 2017, he became the Chief Executive Officer of Bob Evans Restaurants, LLC and served in that position through May 2021. Since June 2021, he has served as the Executive Chairman and a member of the board of directors for Bob Evans Restaurants, LLC. Saed has more than 30 years of management experience in the restaurant industry. Prior to joining Bob Evans Farms, Inc., he served as director, President and Chief Executive Officer of Bravo Brio Restaurant Group, Inc., the parent company of BRAVO! Cucina Italiana, and BRIO Tuscan Grille restaurant chains, from 2007 to 2015. He assumed the additional role of President in 2009 and led the company through the IPO process in 2010. Prior to joining Bravo Brio, Saed worked at McCormick & Schmick for 21 years, where he held positions of increasing responsibility, including serving as a director from 2004 to 2007 and as Chief Executive Officer from 2000 to 2007 he led the company through the IPO process in 2004. Saed attended Portland State University and University of Oregon. The board concluded that Saed should serve as a director based upon his experience as an executive and board member and his knowledge of the restaurant industry.
Ira Zecher, age 71, has served as a member of our board since June 2011. Ira has been a Managing Member of ILZ, LLC, an accounting consulting firm since 2010. He previously served as a director, audit committee chairman and nominating and corporate governance committee member of the board of The Habit Restaurants, Inc. from August 2014 to March 2020 and as a director, audit committee chairman and compensation committee member of the board of Norcraft Companies, Inc. from October 2013 to May 2015. Prior to joining the Chuy’s board, Mr. Zecher was with Ernst & Young LLP, a registered public accounting firm, for over 36 years until his retirement as a Partner in 2010. From 1986 to 2010, he served as a Senior Transaction Advisory Services Partner and Far East Private Equity Leader for Ernst & Young, where he advised clients on mergers and acquisitions across a broad range of industries. Prior to joining the transaction advisory services group, Ira provided accounting, audit and business-advisory services to both public and private clients. He received his Bachelor's degree from Queens College of the City of New York. He is also a certified public accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He also completed the Executive Program of the Kellogg School of Management at Northwestern University. From 2010 to 2013, he taught in the Graduate Accounting program at Rutgers, the State University of New Jersey. The board concluded that Ira should serve as a director based upon his extensive professional accounting and financial expertise, which allows him to provide key contributions to the board on financial, accounting, corporate governance and strategic matters.
Randall DeWitt, age 65, has served as a member of our board since October 2016. Randall is a well-known restaurant executive with over 29 years of restaurant experience. Randall is the Founder and has been the Chairman of FB Society, formerly known as Front Burner Restaurants since April 1994. FB Society currently has seven different concepts and is known for developing innovative restaurant concepts that span the fast casual, casual and upscale casual dining segments. FB Society operates, among others, Whiskey Cake, Sixty Vines, Mexican Sugar, and Haywire. Prior to founding FB Society, Randall worked for ten years in commercial real estate development and sales. The board concluded that Randall should serve as a director based on his operational and business development experience within the restaurant industry.
Jody Bilney, age 62, has served as a member of our board since April 2021. Jody served as the Chief Consumer Officer of Humana, Inc., a healthcare company, from 2013 until her retirement in 2020, where she led its transformation into a consumer-driven health enterprise across brand development, marketing, the consumer experience, digital, consumer analytics and corporate reputation enhancement. She also was responsible for the company’s Wellness Solutions business. Prior to Humana, Ms. Bilney served as Executive Vice President and Chief Brand Officer for Bloomin’ Brands, Inc., an upscale-casual dining restaurant company with Outback Steakhouse as its flagship chain from 2006 to 2013. There she headed various departments including brand and business strategy, marketing, corporate communications and business development across the enterprise. She was also a key member of the management team that positioned the company for a successful IPO in 2012. Prior to Bloomin’ Brands, she held senior executive positions at Charles Schwab and Verizon, where she led consumer-focused brand-transformation initiatives. Ms. Bilney is a member of the Board of Directors of Masonite, Inc (NYSE: DOOR), Alignment Healthcare (NASDAQ: ALHC) and Cracker Barrel Old Country Store, Inc. (NASDAQ: CBRL). She earned a Bachelor of Science degree in Economics, with a minor in Marketing, from Clemson University. The board concluded that Jody should serve as a director based on her knowledge of the restaurant industry and her extensive brand development and business strategy experience.
Board of Directors
Our board of directors currently consists of six members, four of whom are non-employee directors. The board of directors is divided into three classes, with each class serving three-year terms. The term of one class expires at each Annual Meeting of Stockholders.
Director Independence
Our board of directors will review at least annually the independence of each director. During these reviews, the board will consider transactions and relationships between each director (and his or her immediate family and affiliates) and our Company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director is independent. This review will be based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, family, compensation and other relationships with the Company and our management. Our board of directors has determined that each of Jody Bilney, Randall DeWitt, Saed Mohseni and Ira Zecher are, and Starlette Johnson before she retired was, independent within the meaning of the Nasdaq Marketplace Rules. As required by the Nasdaq Global Select Market, a majority of our directors are independent and our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.
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
Furthermore, our insider trading policy, which is reasonably designed to promote compliance with insider trading laws, rules and regulations (1) governs the purchase, sale and/or other disposition of the Company’s securities by directors, officers and employees of the Company and (2) prohibits our directors and certain employees, including all of our executive officers, from engaging in hedging transactions with respect to our securities, including entering into options, warrants, puts, calls or similar instruments or selling our securities short, and pledging shares of our securities in margin accounts.
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
Audit Committee
Our audit committee is a standing committee of our board of directors. The audit committee met four times in 2023. Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. According to our audit committee charter, the functions of our audit committee include, but are not limited to:
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

•establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls; and
•reviewing and discussing cybersecurity incidents and threats, the Company's processes for assessing, identifying and managing material risks from cybersecurity threats as well as the material effects or reasonably likely material effects of risks from cybersecurity threats and previous cybersecurity incidents.
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
Compensation Committee
Our compensation committee is a standing committee of our board of directors. The compensation committee met four times in 2023. Our board of directors has adopted a written charter under which the compensation committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. The compensation committee’s functions include:
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
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee is a standing committee of our board of directors. The nominating and corporate governance committee met four times in 2023. Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and the Nasdaq Global Select Market, is available on our website at www.chuys.com. The functions of our nominating and corporate governance committee include:
•identifying individuals qualified to serve as members of our board of directors;
•recommending to our board nominees for our annual meetings of stockholders;
•evaluating our board’s performance;
•developing and recommending to our board corporate governance guidelines;
•providing oversight with respect to corporate governance;
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
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions (“covered persons”). A copy of the code is posted on our website, which is located at www.chuys.com. A copy of this document is available without charge upon written request to our Corporate Secretary at 1623 Toomey Rd., Austin, Texas 78704, Attn: Corporate Secretary. Any amendments to or waivers from a provision of our code of conduct and ethics that applies to our covered persons and that relates to the elements of Item 406(b) of Regulation S-K will be disclosed on our website promptly following the date of such amendment or waiver.
Qualifications for Director Nominees
The nominating and corporate governance committee is responsible for reviewing with the board of directors, at least annually, the appropriate skills and experience required for members of the board of directors. This assessment includes factors such as judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidate’s experience with the experience of other board members, and the extent to which the candidate would be a desirable addition to the board of directors and any committees of the board of directors. The nominating and corporate governance committee will identify nominees based upon recommendations by committee members, other board members, members of management, search firms or by stockholders. Upon identifying a potential nominee, members of the nominating and corporate governance committee and other members of the board of directors will interview the candidate, and based upon that interview, make a recommendation to our board of directors.
On July 27, 2023, the board of directors of the Company amended and restated the Company’s Bylaws (the “Amended and Restated Bylaws”). Among other things, the Amended and Restated Bylaws enhance disclosure and procedural requirements in connection with stockholder nominations of directors, including by:
•requiring any stockholder submitting a director nomination notice to represent as to whether such stockholder intends to solicit proxies in support of director nominees other than the board of directors’ nominees in accordance with Rule 14a-19 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);
•requiring such nominating stockholder to provide sufficient evidence, at the Company’s request, that certain requirements of Rule 14a-19 under the Exchange Act have been satisfied;
•providing that the Company will disregard proxies or votes solicited for such stockholder’s nominees if such stockholder fails to comply with the requirements of Rule 14a-19 or for a stockholder’s nominees or proposals if any of the information it provides to the Company is inaccurate in any material respect;
•requiring that disclosures in the nominating or proposing stockholder’s notice be updated so that they are accurate as of the record date and 10 business days prior to the meeting date;
•requiring that the nominating or proposing stockholder notify the Company of any inaccuracy or change in such stockholder’s notice within two business days after becoming aware of such inaccuracy or change;
•clarifying that the number of candidates a stockholder may nominate for election at a meeting may not exceed the number of directors to be elected at such meeting and that stockholders may not make additional or substitute nominations following the expiration of the applicable nomination deadline; and
•incorporating other technical changes in light of the universal proxy rules adopted by the Securities and Exchange Commission.
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
Risk is inherent with every business and we face a number of risks as outlined in Item 1A. “Risk Factors” included in our Annual Report. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through our audit committee, is responsible for overseeing our management and operations, including overseeing its risk assessment and risk management functions. Our board of directors has delegated responsibility for reviewing our policies with respect to risk assessment and risk management to our audit committee through its charter. Our board of directors has determined that this oversight responsibility can be most efficiently performed by our audit committee as part of its overall responsibility for providing independent, objective oversight with respect to our accounting and financial reporting functions, internal and external audit functions and systems of internal controls over financial reporting and legal, ethical and regulatory compliance. Our board of directors has also delegated the oversight of risks related to cybersecurity to our audit committee and risks related to environmental, social and governance matters to our nominating and corporate governance committee. Our audit and nominating and corporate governance committees will regularly report to our board of directors with respect to their oversight of these areas.
Delinquent Section 16(a) Reports
Based solely on a review of the forms filed electronically with the SEC and the written representations received from the directors and executive officers, the Company believes that all reports required to be filed during the year ended December 31, 2023 or prior fiscal years by Section 16(a) were filed on a timely basis except for one Form 4 that reported one disposition that was not reported on a timely basis for Mr. Zecher.

Item 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This compensation discussion and analysis provides an overview of our executive compensation program, together with a description of the material factors underlying the decisions that resulted in the compensation provided to our Chief Executive Officer and Chief Financial Officer and our three other highest paid executive officers during fiscal year 2023 (collectively, the “named executive officers”). This compensation discussion and analysis contains statements regarding our performance targets and goals. These targets and goals are disclosed in the limited context of our compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. We specifically caution investors not to apply these statements to other contexts.
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
2023 Advisory Vote on Executive Compensation
At our annual meeting of stockholders in July 2023, approximately 97% of the votes cast in the advisory vote on executive compensation were in support of our executive compensation program. The compensation committee considered the results of this advisory vote and believes the results affirm stockholder approval of the board of directors’ approach to the Company’s executive compensation program. Although the compensation committee did not adopt any changes to our program as a result of this vote, as noted above the compensation committee evaluates our executive compensation program annually.
Elements of Compensation
Our compensation program for named executive officers consists of the following elements of compensation, each described in greater depth below:
•Base salaries.
•Short-Term Incentive Program.
•Discretionary bonuses.
•Equity-based incentive compensation.
•Perquisites.
•General benefits.
•Employment agreements.
Clawback Provisions
On October 26, 2023, the board of directors adopted a Clawback Policy (the “Clawback Policy”) in order to comply with Section 10D of the Exchange Act, Rule 10D-1 of the Exchange Act and the listing standards adopted by the Nasdaq Stock Market. The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers (as defined in the Clawback Policy) of the Company in the event that the Company is required to prepare an accounting restatement.
Additionally, we currently have employment agreements in place with each of our named executive officers. See “Employment Agreements” for additional information regarding our executive officer’s employment agreements. These employment agreements contain clawback provisions, which provide for the recovery of any incentive-based compensation or other compensation paid to the executive officer as required by law, government regulation or stock exchange listing requirement.
Additionally, our equity award agreements contain clawback provisions, which provide for the forfeiture of outstanding unvested or unexercised awards and the return of the fair market value of vested or exercised awards in the event of (a) wrongdoing that contributed to any material misstatement in or omission from any report or statement filed by the Company with SEC, (b) intentional or gross misconduct, (c) a breach of a fiduciary duty to the Company or (d) fraud.
Hedging and Pledging Policy
The Company's insider trading policy prohibits our directors and certain employees, including all of our executive officers, from engaging in hedging transactions with respect to our securities, including entering into options, warrants, puts, calls or similar instruments or selling our securities short, and pledging shares of our securities in margin accounts.
Base Salary

NAME	2023 SALARY ($)
Steve Hislop	745,498
Jon Howie	467,944
John Korman (1)	227,096
John Mountford	296,642
Michael Hatcher	257,369
(1)    On October 26, 2023, the Board appointed John Korman as the Company’s Chief Operating Officer.

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
Short-Term Incentive Program

	SHORT-TERM INCENTIVE PROGRAM
NAME	THRESHOLD AWARD ($)	TARGET AWARD ($)	MAXIMUM AWARD ($)	ACTUAL AWARD ($)
Steve Hislop	—	372,749	745,498	745,498
Jon Howie	—	233,972	467,944	467,944
John Korman (1)	—	68,551	137,102	137,102
John Mountford	—	148,321	296,642	296,642
Michael Hatcher	—	77,211	154,422	154,422
(1)    On October 26, 2023, the Board appointed John Korman as the Company’s Chief Operating Officer.
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
The target and maximum award amounts have been set at levels our compensation committee believes will provide a meaningful incentive to achieve company and individual goals and contribute to our financial performance. In 2023, the target and maximum award amounts were set at 50% and 100%, respectively, of annual base salary for Mr. Hislop, Mr. Howie and Mr. Mountford and 30% and 60%, respectively, of annual base salary for Mr. Korman and Mr. Hatcher. There is no payout if actual Company Adjusted EBITDA is 90% or less of budget Company Adjusted EBITDA. To the extent that actual Company Adjusted EBITDA exceeds 90% of budget Company Adjusted EBITDA, the plan provides that we will make payments based on where performance falls on a linear basis between 90% and 100% of budget Company Adjusted EBITDA and between 100% and 110% of budget Company Adjusted EBITDA. In each circumstance, the compensation committee retains discretion to adjust the amount paid under the plan based on individual and company circumstances. If our budget Company Adjusted EBITDA is achieved, each individual will earn 100% of their target award.
The short-term incentive program payment is determined based primarily on the extent to which we achieve our budget Company Adjusted EBITDA goal. Company Adjusted EBITDA is our earnings before interest, taxes, depreciation and amortization and excludes stock-based compensation, closed restaurant and impairment costs and certain non-cash and other adjustments. For each 1.0% that actual Company Adjusted EBITDA is above or below budget Company Adjusted EBITDA, the percentage of the target they receive will increase or decrease by 10%, respectively, of the Company Adjusted EBITDA portion of their target award. For example, if actual Company Adjusted EBITDA is 1% above budget Company Adjusted EBITDA, the named executive officers will receive 1.1 times their target award. The maximum a named executive officer may receive for Company Adjusted EBITDA performance is 2.0 times their target award. We use our Company Adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue, net income and cash flows from operations, to assess our historical and prospective operating performance and to enhance our understanding of our core operating performance. We also use our Company Adjusted EBITDA internally to evaluate the performance of our personnel and also as a benchmark to evaluate our operating performance or compare our performance to that of our competitors. The use of Company Adjusted EBITDA as a performance measure permits a comparative assessment of our operating performance relative to our performance based on our GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies.
Target, maximum and actual short-term incentive payouts for 2023 for each of the named executive officers are shown in the table above and the actual payouts are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
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
Historically, we have granted restricted stock units and stock options to our named executive officers in conjunction with significant transactions and in connection with a named executive officer’s initial hire or promotion. Additionally, we have granted restricted stock units to our named executive officers annually to further align the interests of our executives with those of our stockholders. For information regarding the number and grant date fair value of restricted stock units granted to our named executive officers during fiscal year 2023, see "—Grants of Plan Based Awards” below.
We provide equity compensation to reward performance as well as to promote retention through delayed vesting. However, we believe that by weighting total compensation in favor of performance-based compensation, we have appropriately rewarded individual achievement while at the same time providing incentives to promote Company performance and at times have rewarded extraordinary achievements and dedication with discretionary bonuses. The 2020 Omnibus Incentive Plan (the "2020 Plan") provides for the issuance of restricted stock units, stock options, share appreciation rights, restricted shares, performance shares and other share based awards. In the future, we may consider granting other forms of equity to our named executive officers. For additional information regarding our 2020 Plan, see below under the heading "—2020 Omnibus Incentive Plan.”
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
Severance and Change-in-Control Benefits
We currently have employment agreements with each of our named executive officers that provide severance and change in control benefits. We agreed to pay severance benefits in the event of an executive’s termination by us without cause or by the executive for good reason as a retention incentive. We believe this level of severance benefit provides our executives with the assurance of security if their employment is terminated for reasons beyond their control. Additionally, in the event a named executive officer’s employment is terminated due to death, disability or without cause or for good reason on or within 24 months of a change in control, the named executive officer’s unvested equity awards will vest immediately. For additional information on the severance and change in control benefits provided under the employment agreements with our executive officers see “—Employment Agreements.”
The amount each named executive would be entitled to receive in the event of a termination is reported below under the heading “—Potential Payments upon Termination or Change in Control.”
Perquisites
In 2023, the aggregate incremental cost to us of the perquisites received by each of the named executive officers did not exceed $10,000 and, accordingly, this benefit is not included in the Summary Compensation Table below. We provide the named executive officers with complimentary dining privileges at our restaurants. We view complimentary dining privileges as a meaningful benefit to our named executive officers as it is important for named executive officers to experience our products and services in order to better perform their duties for us.
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
Employment Agreements
We have entered into employment agreements with each of Messrs. Hislop, Howie, Korman, Mountford and Hatcher. The employment agreements do not have a fixed term.
The employment agreements provide that Messrs. Hislop, Howie, Korman, Mountford and Hatcher initially would receive an annual base salary of at least $649,750, $400,000, $245,426, $207,500 and $220,000, respectively. Messrs. Hislop, Howie and Mountford (for 2023) are each eligible pursuant to their employment agreements to receive a target annual short-term incentive program payout of 50% of their annual base salary, based upon the achievement of performance objectives determined by our compensation committee with a minimum and maximum payout of 0% and 100% of their annual base salary. Mr. Korman (for 2023) and Hatcher are each eligible pursuant to his employment agreement to receive a target annual payout of 30% of their annual base salary, based upon the achievement of performance objectives determined by our compensation committee with a minimum and maximum payout of 0% and 60% of their annual base salary. Additionally, Messrs. Hislop, Howie, Korman, Mountford and Hatcher are eligible pursuant to their employment agreements to receive a targeted annual equity award equal to 50% of their base salary, as determined and authorized from time to time by the compensation committee and subject to the terms and conditions of the Company's equity incentive plan and any award agreements governing the grant of equity awards. The employment agreements also provide that each executive will be eligible to participate in our employee plans, including any health, disability or group life insurance plans or any retirement or non-qualified deferred compensation plans that are generally made available to our other senior executives and will be entitled to four weeks paid vacation per calendar year to be taken in accordance with our vacation policy.
Each employment agreement provides for severance benefits if the executive’s employment is terminated without cause (as defined in the employment agreements) or by the executive for good reason (as defined in the employment agreements), subject to the executive’s compliance with certain assignment of invention, confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims. In the event Mr. Hislop’s employment is terminated without cause or by him for good reason, he is entitled to continue to receive his base salary for two years following the termination of his employment and an amount equal to his target short-term incentive program payout for the year his employment was terminated. In the event the employment of Messrs. Howie, Korman, Mountford and Hatcher is terminated without cause or by the executive for good reason, each is entitled to continue to receive one year’s base salary following his termination and an amount equal to his target short-term incentive program payout for the year his employment was terminated. Additionally, in the event the employment of Messrs. Hislop, Howie, Korman, Mountford and Hatcher is terminated without cause or by the executive for good reason, each is entitled to continue to receive the amount that we were subsidizing for the executive and his or her dependents’ medical and dental insurance coverage during the same period the executive is entitled to continue to receive his base salary after his termination.
The employment agreements also provide that if (1) the employment of Messrs. Hislop, Howie, Korman, Mountford or Hatcher is terminated on account of the executive’s death or disability (as defined in the employment agreements) or (2) the executive’s employment is terminated without cause or by the executive for good reason, in each case, on or during the 24 month period after a change in control (as defined in the 2020 Plan), subject to the executive’s compliance with certain assignment of invention, confidentiality, non-compete, non-solicitation and non-disparagement obligations and the execution of a general release of claims, then any unvested or unexercisable portion of any award granted to the executive under the Company’s equity incentive plans shall become fully vested or exercisable.
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

Compensation Committee Report
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the compensation committee recommended to the board of directors of the Company that the Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
This report is submitted by the members of the compensation committee of the board named below, who received, discussed with management and recommended that this Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report for the year ended December 31, 2023.
Members of the Compensation Committee

Saed Mohseni	Randall M. DeWitt	Ira Zecher
Summary Compensation Table

NAME & PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)(1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(2)	TOTAL COMPENSATION ($)
Steve Hislop President and Chief Executive Officer	2023	745,498	1,000	559,088	745,498	16,957	2,068,041
	2022	716,825	222,880	537,593	136,533	21,096	1,634,927
	2021	689,255	1,000	516,932	689,255	14,899	1,911,341
Jon Howie Vice President and Chief Financial Officer	2023	467,944	1,000	233,963	467,944	10,639	1,181,490
	2022	449,946	140,272	224,962	85,701	13,215	914,096
	2021	432,640	1,000	216,286	432,640	6,286	1,088,852
John Korman Chief Operating Officer (3)	2023	227,096	1,000	114,572	137,102	2,503	482,273
John Mountford Chief Culinary and Procurement Officer	2023	296,642	1,000	148,305	296,642	6,748	749,337
	2022	285,233	89,288	142,586	54,328	8,054	579,489
	2021	255,032	1,000	127,493	255,032	3,680	642,237
Michael Hatcher Vice President of Real Estate and Development	2023	257,369	1,000	128,597	154,422	7,612	549,000
	2022	247,470	46,960	123,706	28,281	7,712	454,129
	2021	237,952	1,000	118,937	142,771	5,706	506,366
(1)Represents the aggregate grant date fair value, calculated in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, for awards of restricted stock units. See Note 9 to our consolidated financial statements included in our Annual Report for information regarding the assumptions made in determining these values.
(2)All other compensation for fiscal year 2023 includes the following:

NAME	COMPANY CONTRIBUTIONS TO 401(K) PLAN ($)	COMPANY CONTRIBUTIONS TO NONQUALIFIED DEFERRED COMPENSATION PLAN ($)	ALL OTHER TOTAL COMPENSATION ($)
Steve Hislop	—	16,957	16,957
Jon Howie	—	10,639	10,639
John Korman	2,503	—	2,503
John Mountford	—	6,748	6,748
Michael Hatcher	2,483	5,129	7,612
(3)On October 26, 2023, the Board appointed John Korman as the Company’s Chief Operating Officer.

Grants of Plan-Based Awards

NAME	COMMITTEE ACTION DATE	GRANT DATE	ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS (#) (2)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS ($)(3)
			THRESHOLD ($)	TARGET ($)	MAXIMUM ($)
Steve Hislop	2/9/2023	3/1/2023				15,234	559,088
			—	372,749	745,498
Jon Howie	2/9/2023	3/1/2023				6,375	233,963
			—	233,972	467,944
John Korman	2/9/2023	3/1/2023				2,798	102,686
	7/27/2023	8/15/2023				308	11,886
			—	68,551	137,102
John Mountford	2/9/2023	3/1/2023				4,041	148,305
			—	148,321	296,642
Michael Hatcher	2/9/2023	3/1/2023				3,504	128,597
			—	77,211	154,422
(1)Awards are made under our Senior Management Incentive Plan.
(2)Awards were made under our 2020 Plan.
(3)Represents the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, for awards of restricted stock units. See Note 9 to our consolidated financial statements in our Annual Report for a discussion of the calculations of grant date fair value.
2020 Omnibus Incentive Plan
The 2020 Plan was approved by the Company's stockholders at our 2020 annual meeting of stockholders on July 30, 2020. As of December 31, 2023, we had a total of 743,699 shares of common stock reserved and available for future issuance under the 2020 Plan.
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

2012 Omnibus Equity Incentive Plan
The 2020 Plan replaced the 2012 Omnibus Equity Incentive Plan ("2012 Plan") and no further awards may be granted under the 2012 Plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. The restricted stock units granted under the 2012 Plan vest over four or five years from the date of grant. The options granted under the 2012 Plan expire 10 years after the grant date and were fully vested as of December 31, 2023.
Outstanding Equity Awards at Fiscal Year End

	STOCK AWARDS
NAME	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (1)
Steve Hislop	8,454	(2)	323,196
	5,831	(3)	222,919
	12,878	(4)	492,326
	15,234	(5)	582,396
Jon Howie	3,538	(2)	135,258
	2,440	(3)	93,281
	5,389	(4)	206,021
	6,375	(5)	243,716
John Korman	1,500	(2)	57,345
	1,035	(3)	39,568
	2,285	(4)	87,356
	2,798	(5)	106,968
	308	(6)	11,775
John Mountford	1,963	(2)	75,045
	1,438	(3)	54,975
	3,416	(4)	130,594
	4,041	(5)	154,487
Michael Hatcher	1,946	(2)	74,396
	1,342	(3)	51,305
	2,964	(4)	113,314
	3,504	(5)	133,958
(1)The market value of shares or units of common stock that have not vested was calculated based on the closing price of our common stock on December 29, 2023, the last trading day of fiscal year 2023 ($38.23).
(2)These restricted stock units were granted on March 15, 2020 and vest 25% on each of the first four anniversaries of the grant date.
(3)These restricted stock units were granted on March 15, 2021 and vest 25% on each of the first four anniversaries of the grant date.
(4)These restricted stock units were granted on March 1, 2022 and vest 25% on each of the first four anniversaries of the grant date.
(5)These restricted stock units were granted on March 1, 2023 and vest 25% on each of the first four anniversaries of the grant date.
(6)These restricted stock units were granted on August 15, 2023 and vest 25% on each of the first four anniversaries of the grant date.

Stock Vested

	STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($) (1)
Steve Hislop	21,099	743,913
Jon Howie	8,785	309,759
John Korman	3,671	129,459
John Mountford	6,135	216,110
Michael Hatcher	4,831	170,340
(1)Value based on market value of our common stock on the dates of vesting during 2023.
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
The following table shows the contributions, earnings and account balances for the named executive officers under the nonqualified deferred compensation plan for fiscal year ended December 31, 2023:

NAME	EXECUTIVE CONTRIBUTIONS IN LAST FISCAL YEAR ($) (1)	COMPANY CONTRIBUTIONS IN LAST FISCAL YEAR ($) (2)	AGGREGATE EARNINGS/ (LOSS) IN LAST FISCAL YEAR ($)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT YEAR-END ($) (3)
Steve Hislop	67,828	16,957	79,463	—	474,895
Jon Howie	82,173	10,639	47,699	—	475,625
John Korman	—	—	—	—	—
John Mountford	224,941	6,748	67,279	—	643,003
Michael Hatcher	134,696	5,129	126,562	—	619,300
(1)These amounts are reported as compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2023.
(2)These amounts are reported as "all other" compensation earned by named executive officers in the "Summary Compensation Table" for fiscal year 2023.
(3)Amounts reported in this column include compensation that was previously reported in the Summary Compensation Table when earned if that officer’s compensation was required to be disclosed in a previous year.
Potential Payments upon Termination or Change in Control
The table below quantifies potential compensation that would have become payable to each of our named executive officers under their employment agreements if their employment had terminated on December 31, 2023 for the reasons set forth in the table, given the named executive officer’s base salary on that date and the closing price of our common stock on December 29, 2023, the last trading day of fiscal year 2023. For additional information regarding the circumstances in which our named executive officers would be entitled to severance and change in control benefits, see “—Employment Agreements.”

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

	CASH SEVERANCE PAYMENTS ($)(1)	HEALTHCARE PREMIUMS ($)(2)	ACCELERATION OF EQUITY AWARDS ($)(3)	TOTAL ($)
Steve Hislop
Death	—	—	1,620,837	1,620,837
Disability	—	—	1,620,837	1,620,837
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	1,863,745	7,633	—	1,871,378
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	1,863,745	7,633	1,620,837	3,492,215
Jon Howie
Death	—	—	678,276	678,276
Disability	—	—	678,276	678,276
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	701,916	9,176	—	711,092
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	701,916	9,176	678,276	1,389,368
John Korman
Death	—	—	303,012	303,012
Disability	—	—	303,012	303,012
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	313,977	7,992	—	321,969
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	313,977	7,992	303,012	624,981
John Mountford
Death	—	—	415,101	415,101
Disability	—	—	415,101	415,101
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	444,963	6,649	—	451,612
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	444,963	6,649	415,101	866,713
Michael Hatcher
Death	—	—	372,973	372,973
Disability	—	—	372,973	372,973
Termination by the Company for Cause	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason	334,580	6,649	—	341,229
Termination by the Executive without Good Reason	—	—	—	—
Termination by the Company without Cause or by the Executive for Good Reason on or during the 24-month period after a Change in Control	334,580	6,649	372,973	714,202

(1)Cash severance is payable in equal installments in accordance with the Company’s normal payroll practices over a 12-month period (24 months for Mr. Hislop).
(2)Represents the amount the Company was subsidizing for medical and dental insurance for the named executive officer and his eligible dependents prior to termination.
(3)Represents the value of unvested restricted stock units that would vest based on the closing price of our common stock on December 29, 2023, the last trading day of fiscal year 2023 ($38.23).
Director Compensation
The elements of compensation payable to our non-employee directors in 2023 are briefly described in the following table:

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
On October 25, 2023, the board of directors approved an increase of $5,000 in the annual cash retainer to be paid to the Audit Committee Chair for a total of $15,000, with such increased annual cash retainer to begin on that date.
Director Compensation Table
The following table provides information regarding the compensation of our non-employee directors for the year ended December 31, 2023:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($) (1)	TOTAL ($)
Saed Mohseni	53,750	44,994	98,744
Ira Zecher	55,000	44,994	99,994
Randall DeWitt	45,000	44,994	89,994
Jody Bilney	47,500	44,994	92,494
Starlette Johnson (2)	12,500	—	12,500
(1)These restricted stock units were granted on March 1, 2023 and vest 25% on each of the first four anniversaries of the grant date. The grant date fair value of each award was equal to the closing price of the Company's stock on the date of grant or $36.70, as calculated in accordance with FASB ASC Topic 718. See Note 9 to our consolidated financial statements included in our Annual Report for information regarding the assumptions made in determining these values.
(2)Starlette Johnson resigned effective February 9, 2023.
The following table provides information regarding the aggregate number of unvested restricted stock unit awards held by our non-employee directors as of December 31, 2023:

NAME	AGGREGATE RESTRICTED STOCK UNIT AWARDS
Saed Mohseni	3,493
Ira Zecher	3,493
Randall DeWitt	3,493
Jody Bilney	2,785
Compensation Committee Interlocks and Insider Participation
During fiscal year 2023, Mr. Mohseni, Mr. DeWitt, Mr. Zecher and Ms. Johnson served as members of the compensation committee. No member of the compensation committee (1) was, during fiscal year 2023, or had previously been, an officer or employee of the Company or (2) had any material interest in a transaction with the Company or a business relationship with, or any indebtedness to, the Company. None of our executive officers have served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.
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
To identify the median employee, we utilized total gross wages (including reported tips) of all of our full-time and part-time employees who were employed by the Company on the last day of the fiscal year or December 31, 2023, other than Mr. Hislop. We redetermined our median employee because the population used in this calculation mainly consists of hourly employees and changes frequently. We used the last day of our fiscal year to make the determination. However, because our fiscal year end changes each year, this determination date is different from last year. We excluded from total gross wages certain unusual and non-recurring items not available to all employees, such as stock based compensation, to achieve a consistently applied compensation measure. We also annualized the compensation of our employees who were not employed by the Company for all of fiscal year 2023.
Our median employee was identified as a busser who worked an average of 29 hours per week. This total compensation figure reflects employment on a part-time basis, and is not necessarily representative of the compensation of other restaurant employees or of our overall compensation practices.
Based on the above determination, our median employee's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K) was $22,782. Our CEO's total annual compensation (calculated in accordance with Item 402(c)(2)(x) of Regulation S-K and as reported in the Summary Compensation Table) was $2,068,041.
Based on the foregoing, Mr. Hislop's annual total compensation for fiscal year 2023 was approximately 90 times our median employee's annual total compensation. This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized above.
Our CEO pay ratio is not an element that the compensation committee considers in setting the compensation of our CEO, nor is our CEO’s compensation a material element that management considers in making compensation decisions for non-officer employees.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, as of December 31, 2023 a summary of certain information related to our equity incentive plans under which our equity securities are authorized for issuance:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)		WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS ($)(b)		NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
Equity compensation plans approved by security holders
2020 Omnibus Incentive Plan	290,270	(1)	—		743,699
2023 Employee Stock Purchase Plan	—		—		500,000
2012 Omnibus Equity Incentive Plan	64,390	(1)	35.81	(2)	—
Total	354,660		35.81		1,243,699
(1)Includes 290,270 and 62,968 shares underlying time-based restricted stock units under the 2020 Plan and the 2012 Plan, respectively.
(2)Weighted average exercise price of outstanding options excludes restricted stock units. The weighted average remaining contractual term of outstanding options was less than one year as of December 31, 2023.
Security Ownership of Management and Certain Beneficial Holders
The tables below set forth the beneficial ownership information of our common stock as of April 11, 2024 for:
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
Beneficial ownership and percentage of beneficial ownership is based on 17,230,087 shares of our common stock outstanding at April 11, 2024. Shares of common stock subject to options or restricted stock units that a person has a right to acquire or receive within 60 days of April 11, 2024 are deemed to be outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage of beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.

Directors and Named Executive Officers

NAME	BENEFICIALLY OWNED	PERCENT OF CLASS (1)
Steve Hislop	130,083	*
Jon Howie (2)	85,712	*
John Korman	10,779	*
John Mountford	16,332	*
Michael Hatcher	28,405	*
Saed Mohseni	13,007	*
Randall DeWitt	9,580	*
Ira Zecher	5,658	*
Jody Bilney	1,504	*
All Directors and Executive Officers as a group (9 persons)	301,060	1.7%

*	Indicates ownership of less than 1%.
(1)	Based on shares of common stock outstanding as of April 11, 2024.
(2)	Shares beneficially owned by Mr. Howie include 3,100 shares owned by his spouse.
Five Percent Holders
The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities who are known by the Company to beneficially own five percent or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by the entities identified below is included in reliance on a report filed with the SEC by such entity, except that the percentages are based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by such entity in such report and the number of shares of common stock outstanding on April 11, 2024.

NAME	NUMBER OF SHARES	PERCENTAGE OF OUTSTANDING SHARES
BlackRock, Inc. (1)	2,955,162	17.2%
T. Rowe Price Investment Management, Inc. (2)	1,928,818	11.2%
Vanguard Group (3)	1,265,718	7.3%
Macquarie Group Limited (4)	1,066,379	6.2%
Dimensional Fund Advisors LP (5)	897,008	5.2%
(1)According to Amendment No. 2 to Schedule 13G filed on January 22, 2024 by BlackRock, Inc., BlackRock, Inc. beneficially owns and has sole dispositive power with respect to 2,955,162 shares of our common stock and has sole voting power with respect to 2,915,917 shares of our common stock. The address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(2)According to Amendment No. 2 to Schedule 13G filed on February 14, 2024 by T. Rowe Price Investment Management, Inc., T. Rowe Price Investment Management, Inc. beneficially owns and has sole dispositive power with respect to 1,928,818 shares of our common stock and has sole voting power with respect to 866,840 shares of our common stock. The address of T. Rowe Price Investment Management, Inc. is 101 East Pratt St., Baltimore, MD 21201.
(3)According to Amendment No. 4 to Schedule 13G filed on February 13, 2024 by Vanguard Group, Vanguard Group beneficially owns 1,265,718 shares of our common stock and has sole dispositive power with respect to 1,220,205 shares of our common stock, and shared voting and dispositive power with respect to 29,400 and 45,513 shares of our common stock, respectively. The address of Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.
(4)According to Amendment No. 1 to Schedule 13G filed on February 14, 2024 by Macquarie Group Limited (“MGL”), Macquarie Management Holdings Inc. (“MMH”) and Macquarie Investment Management Business Trust “(“MIMBT”), MGL beneficially owns 1,066,379 shares of our common stock and has no voting or dispositive power with respect to our shares, MMH beneficially owns 1,066,379 shares our common stock and has sole voting and dispositive power with respect to 1,066,379 shares of our common stock and MIMBT beneficially owns 1,066,379 shares of our common stock and has sole voting and dispositive power with respect to 1,066,379 shares of our common stock. The address of MGL is 50 Martin Place Sydney, New South Wales, Australia. The address of MMH and MIMBT is 610 Market Street, Philadelphia, PA 19106.
(5)According to Schedule 13G filed on February 9, 2024 by Dimensional Fund Advisors LP, Dimensional Fund Advisors LP beneficially owns and has sole dispositive power with respect to 897,008 shares of our common stock and has sole voting power with respect to 877,038 shares of our common stock. The address of Dimensional Fund Advisors LP is 6300 Bee Cave Road, Building One, Austin, TX 78746.
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
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
RSM US LLP (PCAOB ID: 49) served as the Company’s independent registered public accounting firm in 2023 and 2022. RSM US LLP is located in Austin, Texas. The following table presents fees billed for audit services rendered by RSM for the audit of the Company’s annual financial statements for 2023 and 2022, and fees billed for other services rendered by RSM.

	YEAR ENDED
	DECEMBER 31, 2023	DECEMBER 25, 2022
Audit fees (1)	$575,783	$529,815
Tax fees (2)	—	—
Total	$575,783	$529,815
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
The audit committee has adopted a policy to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm. All audit and non-audit services for 2023 and 2022 were pre-approved by the audit committee.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Financial Statements - see Index to Financial Statements appearing on page F-1 of our Annual Report.
(2)Financial Statement Schedules – None.
(3)Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2012)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on July 28, 2023)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 28, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
4.2	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed on March 10, 2020)
10.1*	Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 31, 2020)
10.2*	Form of Restricted Stock Unit Agreement (2020 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on November 6, 2020)
10.3*	Chuy’s Holdings, Inc. 2012 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.4*	Form of Restricted Share Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.5*	Form of Option Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.5 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.6*	Form of Restricted Stock Unit Agreement (2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on form 10-K, filed on March 11, 2014)
10.7*	Form of Restricted Stock Unit Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, filed on March 12, 2015)
10.8*	Form of Option Agreement (Amended 2015)(2012 Omnibus Equity Incentive Plan)(incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed on May 8, 2015)
10.9*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)
10.10*	Form of Right to Repurchase Agreement (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-176097), filed on October 27, 2011)
10.11*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Steve Hislop (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.12*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Jon Howie (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.13*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Mountford (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.14*	Amendment to Employment Agreement, dated October 26, 2023, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Mountford (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 30, 2023)
10.15*	Employment Agreement, dated March 11, 2019, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and Michael Hatcher (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed on March 12, 2019)
10.16*	Employment Agreement, dated October 26, 2023, between Chuy’s Holdings, Inc., Chuy’s Opco, Inc. and John Korman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 30, 2023)
10.17*	Chuy’s Holdings, Inc. Senior Management Incentive Plan (incorporated by reference to Exhibit 10.34 of Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-176097), filed on July 11, 2012)

10.18*	Chuy’s Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2023)
10.19	Amended and Restated Credit Agreement dated as of September 27, 2023, by and among Chuy’s Holdings, Inc., as borrower, the subsidiaries of Chuy’s Holdings, Inc., as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2023)
19.1++	Insider Trading Policy
21.1++	Subsidiaries of Chuy’s Holdings, Inc.
23.1++	Consent of RSM US LLP
31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2023)
101.INS++	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH++	Inline XBRL Taxonomy Extension Schema
101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover page Interactive Data File (formatted as Inline XBRL)
*    Indicates management contract or compensatory plan or arrangement.
+     Filed herewith.
++    Filed or furnished as an exhibit to our Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 25, 2024	CHUY’S HOLDINGS, INC.

		By:	/s/ Jon W. Howie
Jon W. Howie
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)