Form 10-Q
period 2024-03-31
CHUY'S HOLDINGS, INC.
filed 2024-05-10
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at April 26, 2024 was 17,230,087.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$56,367	$67,774
Accounts receivable	2,168	1,925
Lease incentives receivable	2,359	1,359
Inventories	1,750	1,805
Prepaid expenses and other current assets	7,693	7,507
Total current assets	70,337	80,370
Property and equipment, net	207,865	201,928
Operating lease assets	139,718	140,138
Deferred tax asset, net	3,281	3,415
Other assets and intangible assets, net	5,944	4,814
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$473,114	$476,634
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,479	$5,561
Accrued liabilities	24,214	29,914
Operating lease liabilities	13,260	12,988
Income tax payable	893	303
Total current liabilities	44,846	48,766
Operating lease liabilities, less current portion	174,156	174,236
Other liabilities	4,931	3,785
Total liabilities	223,933	226,787

Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,230,087 shares issued and outstanding at March 31, 2024 and 17,335,062 shares issued and outstanding at December 31, 2023	172	173
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Paid-in capital	62,788	70,369
Retained earnings	186,221	179,305
Total stockholders’ equity	249,181	249,847
Total liabilities and stockholders’ equity	$473,114	$476,634

See Notes to the Unaudited Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Consolidated Income Statements
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
Revenue	$110,464	$112,498
Costs and expenses:
Cost of sales	27,821	28,718
Labor	34,655	34,102
Operating	18,082	18,078
Occupancy	7,667	7,882
General and administrative	7,134	7,806
Marketing	1,449	1,550
Restaurant pre-opening	654	481
Impairment, closed restaurant and other costs	438	371
Depreciation	5,440	5,140
Total costs and expenses	103,340	104,128
Income from operations	7,124	8,370
Interest income, net	(606)	(777)
Income before income taxes	7,730	9,147
Income tax expense	814	925
Net income	$6,916	$8,222
Net income per common share:
Basic	$0.40	$0.46
Diluted	$0.40	$0.45
Weighted-average shares outstanding:
Basic	17,305,582	18,020,434
Diluted	17,406,905	18,176,121

See Notes to the Unaudited Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 31, 2023	17,335,062	$173	$70,369	$179,305	$249,847
Stock-based compensation	—	—	1,131	—	1,131
Settlement of restricted stock units	151,000	2	(2)	—	—
Repurchase of shares of common stock	(214,659)	(2)	(7,318)	—	(7,320)
Indirect repurchase of shares for minimum tax withholdings	(41,316)	(1)	(1,392)	—	(1,393)
Net income	—	—	—	6,916	6,916
Balance, March 31, 2024	17,230,087	$172	$62,788	$186,221	$249,181

Balance, December 25, 2022	17,998,170	$180	$96,586	$147,795	$244,561
Stock-based compensation	—	—	1,036	—	1,036
Proceeds from exercise of stock options	9,557	—	273	—	273
Settlement of restricted stock units	156,898	2	(2)	—	—
Indirect repurchase of shares for minimum tax withholdings	(43,217)	(1)	(1,513)	—	(1,514)
Net income	—	—	—	8,222	8,222
Balance, March 26, 2023	18,121,408	$181	$96,380	$156,017	$252,578

See Notes to the Unaudited Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
Cash flows from operating activities:
Net income	$6,916	$8,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,440	5,140
Amortization of operating lease assets	2,581	2,485
Amortization of loan origination costs	22	22
Impairment, closed restaurant and other costs	16	19
Stock-based compensation	1,072	975
(Gain) loss on disposal of property and equipment	(13)	54
Deferred income taxes	134	208
Changes in operating assets and liabilities:
Accounts receivable	(243)	186
Lease incentive receivable	(1,000)	—
Income tax receivable and payable	590	643
Inventories	55	455
Prepaid expenses and other assets	(335)	(10)
Accounts payable	427	(3,278)
Accrued and other liabilities	(4,553)	45
Operating lease liabilities	(2,973)	(3,037)
Net cash provided by operating activities	8,136	12,129
Cash flows from investing activities:
Purchase of property and equipment, net	(10,830)	(6,318)
Net cash used in investing activities	(10,830)	(6,318)
Cash flows from financing activities:
Repurchase of shares of common stock	(7,320)	—
Proceeds from the exercise of stock options	—	273
Indirect repurchase of shares for minimum tax withholdings	(1,393)	(1,514)
Net cash used in financing activities	(8,713)	(1,241)
Net (decrease) increase in cash and cash equivalents	(11,407)	4,570
Cash and cash equivalents, beginning of period	67,774	78,028
Cash and cash equivalents, end of period	$56,367	$82,598

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$492	$2,262

Supplemental cash flow disclosures:
Cash paid for interest	$20	$11
Cash paid for income taxes	$92	$73

See Notes to the Unaudited Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of March 31, 2024, the Company operated 102 restaurants across 16 states.
In the opinion of management, the accompanying unaudited consolidated financial statements and the related notes reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), except that certain information and notes have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The unaudited consolidated financial statements should be read in conjunction with consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accompanying consolidated balance sheet as of December 31, 2023, has been derived from our audited consolidated financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.
The Company operates on a 52- or 53- week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2024 fiscal year consists of 52 weeks and our 2023 fiscal year consisted of 53 weeks.
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
Diluted net income per share of common stock is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive common stock equivalents outstanding during the period using the treasury stock method for dilutive options and restricted stock units (the options and restricted stock units were granted under the Chuy's Holdings, Inc. 2012 Omnibus Equity Incentive Plan (the “2012 Plan”) and the Chuy's Holdings, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”)).
For the thirteen weeks ended March 31, 2024 and March 26, 2023, there were approximately 130 and 3,292 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The computation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
BASIC
Net income	$6,916	$8,222

Weighted-average common shares outstanding	17,305,582	18,020,434
Basic net income per common share	$0.40	$0.46

DILUTED
Net income	$6,916	$8,222

Weighted-average common shares outstanding	17,305,582	18,020,434
Dilutive effect of stock options and restricted stock units	101,323	155,687
Weighted-average of diluted shares	17,406,905	18,176,121
Diluted net income per common share	$0.40	$0.45
4. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of March 31, 2024, the Company had 539 of stock options outstanding and exercisable with a remaining weighted average contractual term of less than one year.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four years to five years from the date of grant. As of March 31, 2024, a total of 592,329 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying consolidated income statements was approximately $1,072,000 and $975,000 for the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively.
On July 27, 2023, the Company’s stockholders approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”). As of March 31, 2024, the Company had 500,000 shares of common stock reserved and available for issuance under the 2023 ESPP. As of March 31, 2024, there has not been any offering period or purchase period under the 2023 ESPP, and no such period will begin unless and until determined by the administrator.
A summary of stock-based compensation activity related to restricted stock units for the thirteen weeks ended March 31, 2024 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 31, 2023	353,334	$31.97
Granted	156,077	33.89
Vested	(151,000)	27.55
Forfeited	(4,706)	34.63
Outstanding at March 31, 2024	353,705	$34.68	3.03

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of March 31, 2024, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $11.9 million. This amount is expected to be recognized evenly over the remaining vesting period of the grants.
5. Long-Term Debt
Revolving Credit Facility
On July 30, 2021, the Company entered into a secured $35.0 million revolving credit facility with JPMorgan Chase Bank, N.A. (the “Credit Facility”). The Credit Facility could be increased up to an additional $25.0 million subject to certain conditions and at the Company’s option if the lenders agreed to increase their commitments. The Credit Facility had a maturity date of July 30, 2024, unless the Company exercised its option to voluntarily and permanently reduce all of the commitments before the maturity date.
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
Borrowings under the A&R Credit Facility accrue interest at a per annum rate equal to, at the Company’s election, term secured overnight financing rate (“Term SOFR”) plus 0.10% (“Adjusted Term SOFR”), plus a margin of 1.5% to 2.0%, depending on the Company’s consolidated total lease adjusted leverage ratio, or a base rate determined according to the highest of (a) the prime rate, (b) the federal funds rate plus 0.5% or (c) Adjusted Term SOFR rate for a one-month period, plus 1.0%, plus a margin of 0.5% to 1.0%, depending on the Company’s consolidated total lease adjusted leverage ratio.
An unused commitment fee at a rate of 0.3% applies to unutilized borrowing capacity under the A&R Credit Facility.
The obligations under the Company’s A&R Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of March 31, 2024, the Company had no borrowings under the A&R Credit Facility, and was in compliance with all covenants under the A&R Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
Accrued compensation and related benefits	$10,660	$13,965
Other accruals	5,573	6,324
Sales and use tax	3,291	3,791
Deferred gift card revenue	2,722	3,147
Property tax	1,968	2,687
Total accrued liabilities	$24,214	$29,914

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
7. Stockholders' Equity
Share Repurchase Program
On October 27, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. The Company repurchased 214,659 shares for approximately $7.3 million during the first quarter of 2024 and no shares during the first quarter of 2023. As of March 31, 2024, the Company had $13.8 million remaining under its $50.0 million share repurchase program.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of March 31, 2024, all of the Company's leases were operating.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended
Lease cost	March 31, 2024	March 26, 2023
Operating lease cost	$6,026	$6,041
Variable lease cost	385	450
	$6,411	$6,491

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Supplemental cash flow disclosures and other lease information:

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
Cash paid for operating lease liabilities	$6,509	$6,821
Operating lease assets obtained in exchange for operating lease liabilities(a)	2,181	—
(a) The thirteen weeks ended March 31, 2024 includes a $1.2 million increase to operating lease assets and liabilities related to new lease commencements and a $1.0 million increase primarily due to extending remaining lives of certain leases.
The Company recorded $1.0 million deferred lease incentives during the thirteen weeks ended March 31, 2024 and no deferred lease incentives during the thirteen weeks ended March 26, 2023.
Supplemental balance sheet disclosures:

Operating leases	Classification	March 31, 2024	December 31, 2023
Right-of-use assets	Operating lease assets	$139,718	$140,138

Deferred rent payments	Operating lease liability	7	6
Current lease liabilities	Operating lease liability	13,253	12,982
		13,260	12,988

Deferred rent payments	Operating lease liability, less current portion	59	61
Non-current lease liabilities	Operating lease liability, less current portion	174,097	174,175
		174,156	174,236

Total lease liabilities		$187,416	$187,224

Weighted average remaining lease term (in years)		11.9	12.0
Weighted average discount rate		7.8%	7.8%
Future minimum rent payments for our operating leases for the next five years as of March 31, 2024 are as follows:

Fiscal year ending:
Remainder of 2024	$20,281
2025	27,437
2026	26,881
2027	24,838
2028	24,445
Thereafter	162,506
Total minimum lease payments	286,388
Less: imputed interest	98,972
Present value of lease liabilities	$187,416
As of March 31, 2024, operating lease payments exclude approximately $12.7 million of legally binding minimum lease payments for leases signed but which we have not yet commenced payments.

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
10. Income Taxes
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21%:

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
Expected income tax expense	$1,623	$1,921
State tax expense, net of federal benefit	261	301
FICA tip credit	(903)	(997)
Officers' compensation	38	76
Stock compensation	(210)	(381)
Other	5	5
Income tax expense	$814	$925
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of March 31, 2024, the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) temporarily restored the ability to carryback net operating losses (“NOL”) originating in 2018, 2019 and 2020 to offset taxable income in the five preceding years and eliminated the 80% taxable income limitation on such net operating loss deductions if utilized before 2021. Additionally, the CARES Act included an administrative correction of the depreciation recovery period for qualified improvement property (“QIP”), including certain restaurant leasehold improvement costs, that resulted in the acceleration of depreciation on these assets retroactive to 2018. The Company filed for a refund of overpaid taxes with regards to credits carried back to those years. The Company received the refund related to the 2015 Form 1120X of $0.24 million in August 2023 and the refund related to the 2016 Form 1120X refund of $0.45 million refund remains outstanding.
The Internal Revenue Service (“IRS”) audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment (“NOPA”) to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagreed with this position based on the underlying facts and circumstances as well as standard industry practice. The Company accepted an assessment of $0.18 million which will be netted against the 2016 Form 1120X refund discussed above resulting in an outstanding refund to the Company of $0.27 million for fiscal year 2016. On December 1, 2023, the Company received confirmation from the IRS Independent Office of Appeals noting approval of the settlement and closure of the fiscal year 2016 tax audit. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination of open tax years, including the resolution of the IRS's appeal or litigation processes, if any. As of March 31, 2024 and March 26, 2023, the Company recognized no liability for uncertain tax positions.
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

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
Closed restaurant costs	388	371
Loss on lease termination	50	—
Impairment, closed restaurant and other costs	$438	$371
Closed restaurant costs represent on-going expenses to maintain the closed restaurants, such as rent expense, utility and insurance costs.
12. Subsequent events
Subsequent to the first quarter of 2024, the Company opened one new restaurant in Austin, TX, to bring our total development to two restaurants during the year. We also closed one restaurant in Lakewood, CO.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's," “our Company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report") and the unaudited consolidated financial statements and the accompanying notes thereto included herein.
Overview
We are a growing full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of March 31, 2024, we operated 102 restaurants across 16 states.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable restaurant sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 95 restaurants at March 31, 2024.
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
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
Total open restaurants (at end of period)	102	99
Total comparable restaurants (at end of period)	95	94
Average unit volumes (in thousands)	$1,085	$1,133
Change in comparable restaurant sales(1)	(4.3%)	8.0%
Average check	$19.41	$18.81
(1) We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflects changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2023, there is a one-week calendar shift in the comparison of the first fiscal quarter of 2024 ended March 31, 2024, to the first fiscal quarter of 2023 ended March 26, 2023. As a result, our comparable restaurant sales included above is based on comparing sales in the first fiscal quarter of 2024 to sales in the corresponding calendar period of 2023. Comparable restaurant sales in the fiscal first quarter ended March 31, 2024 decreased 5.2% compared to the first fiscal quarter of 2023 ended March 26, 2023.
Our Fiscal Year
We operate on a 52- or 53-week fiscal year that ends on the last Sunday of the calendar year. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. Our 2024 fiscal year consists of 52 weeks and our 2023 fiscal year consisted of 53 weeks.
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
Thirteen Weeks Ended March 31, 2024 Compared to Thirteen Weeks Ended March 26, 2023
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	March 31, 2024	% of Revenue	March 26, 2023	% of Revenue	$ Change	% Change
Revenue	$110,464	100.0%	$112,498	100.0%	$(2,034)	(1.8)%
Costs and expenses:
Cost of sales	27,821	25.2	28,718	25.5	(897)	(3.1)
Labor	34,655	31.4	34,102	30.3	553	1.6
Operating	18,082	16.4	18,078	16.1	4	—
Occupancy	7,667	6.9	7,882	7.0	(215)	(2.7)
General and administrative	7,134	6.5	7,806	6.9	(672)	(8.6)
Marketing	1,449	1.3	1,550	1.4	(101)	(6.5)
Restaurant pre-opening	654	0.6	481	0.4	173	36.0
Impairment, closed restaurant and other costs	438	0.4	371	0.3	67	18.1
Depreciation	5,440	4.9	5,140	4.7	300	5.8
Total costs and expenses	103,340	93.6	104,128	92.6	(788)	(0.8)
Income from operations	7,124	6.4	8,370	7.4	(1,246)	(14.9)
Interest income, net	(606)	(0.6)	(777)	(0.7)	171	(22.0)
Income before income taxes	7,730	7.0	9,147	8.1	(1,417)	(15.5)
Income tax expense	814	0.7	925	0.8	(111)	(12.0)
Net income	$6,916	6.3%	$8,222	7.3%	$(1,306)	(15.9)%
Revenue. Revenue decreased $2.0 million, or 1.8%, to $110.5 million for the thirteen weeks ended March 31, 2024 from $112.5 million for the comparable period in 2023. The decrease was primarily related to a decrease in our comparable restaurant sales partially offset by incremental revenue from an additional 54 operating weeks provided by new restaurants opened during and subsequent to the first quarter of 2023. For the first quarter of 2024, off-premise sales were approximately 29% of total revenue compared to approximately 27% during the same period in fiscal 2023.
In addition, there was a one-week calendar shift in the comparison of the fiscal first quarter of 2024 to the fiscal first quarter of 2023 due to a 53rd week in fiscal 2023. As a result of this shift, the week between Christmas and New Year’s, traditionally a high-volume week for the Company’s restaurants, was included in the first quarter of 2023 but was replaced with an average volume week in the first quarter of 2024. This shift reduced revenue by approximately $1.8 million during the first quarter of 2024.
Adjusting for the timing of the 53rd week in 2023, comparable restaurant sales, on a calendar basis, decreased 4.3% for the first quarter of 2024 for the thirteen weeks ended March 31, 2024 as compared to the thirteen weeks ended April 2, 2023. The decrease in comparable restaurant sales was primarily driven by a 6.9% decrease in average weekly customers, partially offset by a 2.6% increase in average check. The Company estimates that comparable restaurant sales was negatively impacted by $0.8 million due to severe winter weather across most of the Central United States in the first quarter of 2024 and $0.4 million as a result of Easter falling in the first quarter of 2024 as compared to the second quarter of 2023.
As a result of the 53rd week in fiscal 2023 and the one-week calendar shift, previously noted, comparable restaurant sales, on a fiscal basis, in the first fiscal quarter ended March 31, 2024 decreased 5.2% as compared to the first fiscal quarter ended March 26, 2023.
Cost of sales. Cost of sales as a percentage of revenue decreased to 25.2% during the thirteen weeks ended March 31, 2024 compared to 25.5% during the comparable period in 2023 primarily driven by overall commodity deflation of 1.3% during the quarter as compared to the same period a year ago.
Labor costs. Labor costs as a percentage of revenue increased to 31.4% during the thirteen weeks ended March 31, 2024 from 30.3% during the comparable period in 2023 largely as a result of hourly labor rate inflation of 3.6% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year.
Operating costs. Operating costs as a percentage of revenue increased to 16.4% during the thirteen weeks ended March 31, 2024 from 16.1% during the same period in 2023 mainly as a result of an increase of approximately 30 basis points ("bps") in delivery and off-premise catering charges and higher restaurant repair and maintenance costs of approximately 20 bps, partially offset by a decrease in utilities and to-go supplies of approximately 20 bps.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 6.9% during the thirteen weeks ended March 31, 2024 from 7.0% during the comparable period in 2023 primarily as a result of lower percentage rent.
General and administrative expenses. General and administrative expenses decreased to $7.1 million for the thirteen weeks ended March 31, 2024 as compared to $7.8 million for the same period in 2023. The decrease was primarily driven by $0.9 million in lower performance-based bonuses, partially offset by $0.3 million in higher management salaries. As a percentage of revenues, general and administrative expenses decreased to 6.5% in the first quarter of 2024 from 6.9% in the first quarter of 2023.
Restaurant pre-opening costs. Restaurant pre-opening costs increased to $0.7 million for the thirteen weeks ended March 31, 2024 as compared to $0.5 million for the same period in 2023 due to the timing of new store openings.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs remained consistent at $0.4 million during the thirteen weeks ended March 31, 2024 from the comparable period in 2023. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Depreciation. Depreciation expense increased to $5.4 million during the thirteen weeks ended March 31, 2024 from $5.1 million recorded during the comparable period in 2023 primarily due to an increase in depreciation associated with our new restaurants.
Interest income, net. Interest income, net decreased to $0.6 million in the first quarter of 2024 as compared to $0.8 million for the same period in 2023. The decrease was mainly a result of a lower balance of excess cash invested in money market funds.
Income tax expense. We recorded an income tax expense of $0.8 million in the first quarter of 2024 compared to $0.9 million during the comparable period in 2023. The effective income tax rate for fiscal 2024 was 10.5% compared to 10.1% in the same period last year. The increase in the effective tax rate was mainly attributed to a decrease in the proportion of discrete tax benefits recorded related to stock based compensation to annual pre-tax income.
Net income. As a result of the foregoing, net income was $6.9 million during the thirteen weeks ended March 31, 2024 as compared to $8.2 million during the comparable period in 2023.
Liquidity
Our principal sources of cash are cash and cash equivalents, net cash provided by operating activities, which includes tenant improvement allowances from our landlords, and borrowings, if any, under our $25.0 million revolving credit facility as further discussed in Note 5, Long-Term Debt. Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. From time to time, we may also purchase the underlying land for development. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. We may also from time to time sell equity or engage in other capital markets transactions.
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
On October 27, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company may repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. The Company repurchased 214,659 shares for approximately $7.3 million during the first quarter of 2024 and no shares during the first quarter of 2023. As of March 31, 2024, the Company had $13.8 million remaining under its $50.0 million share repurchase program.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors" of our Annual Report.
As of March 31, 2024, the Company had a strong financial position with $56.4 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility.
Cash Flows for Thirteen Weeks Ended March 31, 2024 and March 26, 2023
The following table summarizes the statement of cash flows (in thousands):

	Thirteen Weeks Ended
	March 31, 2024	March 26, 2023
Net cash provided by operating activities	$8,136	$12,129
Net cash used in investing activities	(10,830)	(6,318)
Net cash used in financing activities	(8,713)	(1,241)
Net (decrease) increase in cash and cash equivalents	(11,407)	4,570
Cash and cash equivalents at beginning of year	67,774	78,028
Cash and cash equivalents at end of period	$56,367	$82,598
Operating Activities. Net cash provided by operating activities decreased $4.0 million to $8.1 million for the thirteen weeks ended March 31, 2024 from $12.1 million during the comparable period in 2023. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was mainly attributable to:
1)a $1.3 million decrease in net income;
2)a $4.6 million decrease in accrued and other liabilities largely driven by a higher performance-based bonus pay-out in the first quarter of 2024 as compared to the comparable period last year; and
3)a $1.0 million decrease in collection of lease incentive receivable.
This overall decrease of $6.9 million, as detailed above, is partially offset by $3.7 million in less payments on accounts payable mainly driven by timing of payments as compared to last year.
Investing Activities. Net cash used in investing activities increased $4.5 million to $10.8 million for the thirteen weeks ended March 31, 2024 from $6.3 million during the comparable period in 2023, mainly driven by timing of our new restaurant construction and property acquisitions as compared to the same period last year.
Financing Activities. Net cash used by financing activities increased $7.5 million to $8.7 million for the thirteen weeks ended March 31, 2024 from $1.2 million during the comparable period in 2023 primarily due to a $7.3 million increase in the repurchases of shares of common stock.
As of March 31, 2024, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
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
Off-Balance Sheet Arrangements
As of March 31, 2024, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no material changes to the critical accounting policies and estimates from what was previously disclosed in our Annual Report filed with the SEC.
Recent Accounting Pronouncements
For information regarding new accounting pronouncements, see Note 2, Recent Accounting Pronouncements in the notes to our unaudited consolidated financial statements.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report filed with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information with respect to our purchase of shares of our common stock during the thirteen weeks ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
January 1, 2024 through January 28, 2024	—	$—	—	$21.1
January 29, 2024 through February 25, 2024	—	—	—	21.1
February 26, 2024 through March 31, 2024	214,659	33.76	214,659	13.8
Total	214,659	$33.76	214,659
(1)    On November 3, 2022, we announced that our Board of Directors approved a share repurchase program under which we may repurchase up to $50.0 million of our common stock. This repurchase program became effective on October 27, 2022 and expires on December 31, 2024.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
During the thirteen weeks ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Date: May 10, 2024

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)