Form 10-Q
period 2024-06-30
CHUY'S HOLDINGS, INC.
filed 2024-08-09
CIK 1524931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding at July 26, 2024 was 17,230,284.

Part I—Financial Information
Item 1.    Financial Statements
Chuy's Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$54,493	$67,774
Accounts receivable	1,918	1,925
Lease incentives receivable	3,359	1,359
Inventories	1,787	1,805
Prepaid expenses and other current assets	9,179	7,507
Total current assets	70,736	80,370
Property and equipment, net	214,893	201,928
Operating lease assets	136,932	140,138
Deferred tax asset, net	3,376	3,415
Other assets and intangible assets, net	6,169	4,814
Tradename	21,900	21,900
Goodwill	24,069	24,069
Total assets	$478,075	$476,634
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,804	$5,561
Accrued liabilities	24,513	29,914
Operating lease liabilities	13,286	12,988
Income tax payable	442	303
Total current liabilities	44,045	48,766
Operating lease liabilities, less current portion	171,024	174,236
Other liabilities	5,266	3,785
Total liabilities	220,335	226,787

Contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 17,230,284 shares issued and outstanding at June 30, 2024 and 17,335,062 shares issued and outstanding at December 31, 2023	172	173
Preferred stock, $0.01 par value; 15,000,000 shares authorized and no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Paid-in capital	63,934	70,369
Retained earnings	193,634	179,305
Total stockholders’ equity	257,740	249,847
Total liabilities and stockholders’ equity	$478,075	$476,634

See Notes to the Unaudited Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Consolidated Income Statements
(in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Revenue	$119,798	$119,001	$230,262	$231,499
Costs and expenses:
Cost of sales	30,719	29,432	58,540	58,150
Labor	35,996	35,159	70,651	69,261
Operating	19,306	18,896	37,388	36,974
Occupancy	7,568	8,116	15,235	15,998
General and administrative	7,234	7,698	14,368	15,504
Marketing	1,566	1,693	3,015	3,243
Restaurant pre-opening	548	613	1,202	1,094
Impairment, closed restaurant and other costs	2,686	482	3,124	853
Merger costs	651	—	651	—
Depreciation	5,494	5,222	10,934	10,362
Total costs and expenses	111,768	107,311	215,108	211,439
Income from operations	8,030	11,690	15,154	20,060
Interest income, net	(545)	(854)	(1,151)	(1,631)
Income before income taxes	8,575	12,544	16,305	21,691
Income tax expense	1,162	1,810	1,976	2,735
Net income	$7,413	$10,734	$14,329	$18,956
Net income per common share:
Basic	$0.43	$0.59	$0.83	$1.05
Diluted	$0.43	$0.59	$0.83	$1.04
Weighted-average shares outstanding:
Basic	17,230,189	18,080,327	17,267,885	18,050,381
Diluted	17,233,650	18,154,921	17,309,975	18,161,837

See Notes to the Unaudited Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Thirteen Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, March 31, 2024	17,230,087	$172	$62,788	$186,221	$249,181
Stock-based compensation	—	—	1,149	—	1,149
Settlement of restricted stock units	292	—	—	—	—
Indirect repurchase of shares for minimum tax withholdings	(95)	—	(3)	—	(3)
Net income	—	—	—	7,413	7,413
Balance, June 30, 2024	17,230,284	$172	$63,934	$193,634	$257,740

Balance, March 26, 2023	18,121,408	$181	$96,380	$156,017	$252,578
Stock-based compensation	—	—	1,062	—	1,062
Proceeds from exercise of stock options	73	—	3	—	3
Settlement of restricted stock units	826	—	—	—	—
Repurchase of shares of common stock	(83,521)	(1)	(2,960)	—	(2,961)
Indirect repurchase of shares for minimum tax withholdings	(232)	—	(9)	—	(9)
Net income	—	—	—	10,734	10,734
Balance, June 25, 2023	18,038,554	$180	$94,476	$166,751	$261,407

	Twenty-Six Weeks Ended
	Common Stock			Retained
	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 31, 2023	17,335,062	$173	$70,369	$179,305	$249,847
Stock-based compensation	—	—	2,280	—	2,280
Settlement of restricted stock units	151,292	2	(2)	—	—
Repurchase of shares of common stock	(214,659)	(2)	(7,318)	—	(7,320)
Indirect repurchase of shares for minimum tax withholdings	(41,411)	(1)	(1,395)	—	(1,396)
Net income	—	—	—	14,329	14,329
Balance, June 30, 2024	17,230,284	$172	$63,934	$193,634	$257,740

Balance, December 25, 2022	17,998,170	$180	$96,586	$147,795	$244,561
Stock-based compensation	—	—	2,098	—	2,098
Proceeds from exercise of stock options	9,630	—	276	—	276
Settlement of restricted stock units	157,724	2	(2)	—	—
Repurchase of shares of common stock	(83,521)	(1)	(2,960)	—	(2,961)
Indirect repurchase of shares for minimum tax withholdings	(43,449)	(1)	(1,522)	—	(1,523)
Net income	—	—	—	18,956	18,956
Balance, June 25, 2023	18,038,554	$180	$94,476	$166,751	$261,407

See Notes to the Unaudited Consolidated Financial Statements

Chuy's Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023
Cash flows from operating activities:
Net income	$14,329	$18,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,934	10,362
Amortization of operating lease assets	5,148	5,011
Amortization of loan origination costs	45	43
Impairment, closed restaurant and other costs	2,100	84
Stock-based compensation	2,159	1,968
Loss on disposal of property and equipment	25	116
Deferred income taxes	39	588
Changes in operating assets and liabilities:
Accounts receivable	7	(292)
Lease incentive receivable	(2,000)	—
Income tax receivable and payable	139	(377)
Inventories	18	402
Prepaid expenses and other assets	(1,102)	(2,313)
Accounts payable	(947)	(3,850)
Accrued and other liabilities	(3,918)	4,863
Operating lease liabilities	(6,241)	(6,142)
Net cash provided by operating activities	20,735	29,419
Cash flows from investing activities:
Purchase of property and equipment, net	(25,273)	(20,615)
Purchase of other assets	(27)	—
Net cash used in investing activities	(25,300)	(20,615)
Cash flows from financing activities:
Repurchase of shares of common stock	(7,320)	(2,961)
Proceeds from the exercise of stock options	—	276
Indirect repurchase of shares for minimum tax withholdings	(1,396)	(1,523)
Net cash used in financing activities	(8,716)	(4,208)
Net (decrease) increase in cash and cash equivalents	(13,281)	4,596
Cash and cash equivalents, beginning of period	67,774	78,028
Cash and cash equivalents, end of period	$54,493	$82,624

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment and other assets acquired by accounts payable	$1,190	$1,010

Supplemental cash flow disclosures:
Cash paid for interest	$39	$22
Cash paid for income taxes	$1,797	$2,538

See Notes to the Unaudited Consolidated Financial Statements

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
1. Basis of Presentation
Chuy’s Holdings, Inc. (the “Company” or “Chuy’s”) develops and operates Chuy’s restaurants throughout the United States. Chuy’s is a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. As of June 30, 2024, the Company operated 101 restaurants across 15 states.
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
For the thirteen weeks ended June 30, 2024 and June 25, 2023, there were approximately 45,800 and 4,951 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the twenty-six weeks ended June 30, 2024 and June 25, 2023, there were approximately 7,244 and 1,130 shares, respectively, of common stock equivalents that were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The computation of basic and diluted net income per share is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
BASIC
Net income	$7,413	$10,734	$14,329	$18,956

Weighted-average common shares outstanding	17,230,189	18,080,327	17,267,885	18,050,381
Basic net income per common share	$0.43	$0.59	$0.83	$1.05

DILUTED
Net income	$7,413	$10,734	$14,329	$18,956

Weighted-average common shares outstanding	17,230,189	18,080,327	17,267,885	18,050,381
Dilutive effect of stock options and restricted stock units	3,461	74,594	42,090	111,456
Weighted-average of diluted shares	17,233,650	18,154,921	17,309,975	18,161,837
Diluted net income per common share	$0.43	$0.59	$0.83	$1.04
4. Stock-Based Compensation
The Company has outstanding awards under the 2012 Plan and the 2020 Plan. On July 30, 2020, the Company’s stockholders approved the 2020 Plan, which replaced the 2012 Plan and no further awards may be granted under the 2012 plan. The termination of the 2012 Plan did not affect outstanding awards granted under the 2012 Plan. Options granted under these plans vest over five years from the date of grant and have a maximum term of ten years. As of June 30, 2024, the Company had 539 of stock options outstanding and exercisable with a remaining weighted average contractual term of less than one year.
Restricted stock units granted under the 2012 Plan and 2020 Plan vest over four years to five years from the date of grant. As of June 30, 2024, a total of 590,972 shares of common stock were reserved and remained available for issuance under the 2020 Plan.
Stock-based compensation expense recognized in the accompanying consolidated income statements was approximately $1.1 million and $1.0 million for the thirteen weeks ended June 30, 2024 and June 25, 2023, respectively. Stock-based compensation expense recognized in the accompanying consolidated income statements was approximately $2.2 million and $2.0 million for the twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively.
On July 27, 2023, the Company’s stockholders approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”). As of March 31, 2024, the Company had 500,000 shares of common stock reserved and available for issuance under the 2023 ESPP. As of June 30, 2024, there has not been any offering period or purchase period under the 2023 ESPP, and no such period will begin unless and until determined by the administrator.
A summary of stock-based compensation activity related to restricted stock units for the twenty-six weeks ended June 30, 2024 is as follows:

	Shares	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Year)
Outstanding at December 31, 2023	353,334	$31.97
Granted	158,141	33.81
Vested	(151,292)	27.54
Forfeited	(5,463)	34.21
Outstanding at June 30, 2024	354,720	$34.65	2.84

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
The fair value of the restricted stock units is the quoted market value of our common stock on the date of grant. As of June 30, 2024, total unrecognized stock-based compensation expense related to non-vested restricted stock units was approximately $10.8 million. This amount is expected to be recognized evenly over the remaining vesting period of the awards.
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
The obligations under the Company’s A&R Credit Facility are guaranteed by certain subsidiaries of the Company and, subject to certain exceptions, secured by a continuing security interest in substantially all of the Company’s assets. As of June 30, 2024, the Company had no borrowings under the A&R Credit Facility, and was in compliance with all covenants under the A&R Credit Facility.
6. Accrued Liabilities
The major classes of accrued liabilities at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
Accrued compensation and related benefits	$9,656	$13,965
Other accruals	6,438	6,324
Sales and use tax	3,290	3,791
Property tax	2,484	2,687
Deferred gift card revenue	2,645	3,147
Total accrued liabilities	$24,513	$29,914

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
7. Stockholders' Equity
Share Repurchase Program
On October 27, 2022, the Company’s Board of Directors approved a share repurchase program under which the Company could repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. The Company repurchased no shares of its common stock during the thirteen weeks ended June 30, 2024 and 83,521 shares of its common stock for a total of approximately $3.0 million during the thirteen weeks ended June 25, 2023. The Company repurchased 214,659 shares of its common stock for a total of approximately $7.3 million during the twenty-six weeks ended June 30, 2024 and 83,521 shares of its common stock for a total of approximately $3.0 million during the twenty-six weeks ended June 25, 2023. As of June 30, 2024, the Company had $13.8 million remaining under its $50.0 million repurchase program.
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
Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. These variable payments are expensed when the achievement of the specified target that triggers the contingent rent is considered probable. As of June 30, 2024, all of the Company's leases were operating.
Components of operating lease costs are included in occupancy, closed restaurant costs, restaurant pre-opening, general and administrative expense and property and equipment, net:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Lease cost	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Operating lease cost	$6,190	$6,000	$12,216	$12,041
Variable lease cost	415	481	800	931
	$6,605	$6,481	$13,016	$12,972

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Supplemental cash flow disclosures and other lease information:

	Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023
Cash paid for operating lease liabilities	$13,194	$13,238
Operating lease assets obtained in exchange for operating lease liabilities(a)	1,993	841
(a) The twenty-six weeks ended June 30, 2024 includes a $2.3 million increase to operating lease assets and liabilities related to new lease commencements, a $1.6 million increase due to extending remaining lives of certain leases, partially offset by a $1.9 million decrease as a result of terminations of restaurant leases. The twenty-six weeks ended June 25, 2023 includes a $2.7 million increase due to extending remaining lives of certain leases, partially offset by a $1.9 million decrease as a result of a purchase of an existing operating lease.
The Company recorded $1.0 million of deferred lease incentives during the twenty-six weeks ended June 30, 2024 and no deferred lease incentives during the twenty-six weeks ended June 25, 2023.
Supplemental balance sheet disclosures:

Operating leases	Classification	June 30, 2024	December 31, 2023
Right-of-use assets	Operating lease assets	$136,932	$140,138

Deferred rent payments	Operating lease liability	7	6
Current lease liabilities	Operating lease liability	13,279	12,982
		13,286	12,988

Deferred rent payments	Operating lease liability, less current portion	58	61
Non-current lease liabilities	Operating lease liability, less current portion	170,966	174,175
		171,024	174,236

Total lease liabilities		$184,310	$187,224

Weighted average remaining lease term (in years)		11.9	12.0
Weighted average discount rate		7.9%	7.8%
Future minimum rent payments for our operating leases for the next five years as of June 30, 2024 are as follows:

Fiscal year ending:
Remainder of 2024	$13,453
2025	27,207
2026	26,720
2027	24,811
2028	24,407
Thereafter	165,660
Total minimum lease payments	282,258
Less: imputed interest	97,948
Present value of lease liabilities	$184,310
As of June 30, 2024, operating lease payments exclude approximately $7.4 million of legally binding minimum lease payments for leases signed but which we have not yet commenced payments.

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
10. Income Taxes
The following is a reconciliation of the expected federal income taxes at the statutory rates of 21%:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Expected income tax expense	$1,800	$2,634	$3,423	$4,555
State tax expense, net of federal benefit	303	409	564	710
FICA tip credit	(1,059)	(1,334)	(1,964)	(2,331)
Officers' compensation	45	105	84	181
Stock compensation	(1)	(6)	(210)	(387)
Other	74	2	79	7
Income tax expense	$1,162	$1,810	$1,976	$2,735
Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred taxes will not be realized. Both positive and negative evidence is considered in forming management’s judgment as to whether a valuation allowance is appropriate, and more weight is given to evidence that can be objectively verified. The tax benefits relating to any reversal of the valuation allowance on the deferred tax assets would be recognized as a reduction of future income tax expense. As of June 30, 2024, the Company believes that it will realize all of its deferred tax assets. Therefore, no valuation allowance has been recorded.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) temporarily restored the ability to carryback net operating losses (“NOL”) originating in 2018, 2019 and 2020 to offset taxable income in the five preceding years and eliminated the 80% taxable income limitation on such net operating loss deductions if utilized before 2021. Additionally, the CARES Act included an administrative correction of the depreciation recovery period for qualified improvement property (“QIP”), including certain restaurant leasehold improvement costs, that resulted in the acceleration of depreciation on these assets retroactive to 2018. The Company filed for a refund of overpaid taxes with regards to credits carried back to those years. The Company received the refund related to the 2015 Form 1120X of $0.24 million in August 2023 and the refund related to the 2016 Form 1120X refund of $0.45 million in May 2024.
The Internal Revenue Service (“IRS”) audited our tax return for the fiscal year 2016. In August 2020, the IRS issued a Notice of Proposed Adjustment (“NOPA”) to the Company asserting that the tenant allowances paid to us under our operating leases should be recorded as taxable income for years 2016 and prior. The Company disagreed with this position based on the underlying facts and circumstances as well as standard industry practice. The Company accepted an assessment of $0.18 million which will be netted against the 2016 Form 1120X refund discussed above resulting in a refund to the Company of $0.27 million for fiscal year 2016. On December 1, 2023, the Company received confirmation from the IRS Independent Office of Appeals noting approval of the settlement and closure of the fiscal year 2016 tax audit. In accordance with the provisions of FASB Accounting Standards Codification Subtopic 740-10, Accounting for Uncertainty in Income Taxes, the Company believes that it is more likely than not that the Company's position will ultimately be sustained upon further examination of open tax years, including the resolution of the IRS's appeal or litigation processes, if any. As of June 30, 2024 and June 25, 2023, the Company recognized no liability for uncertain tax positions.
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
The Company recorded impairment, closed restaurant and other costs as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Property and equipment impairment	2,587	47	2,587	47
Total impairment charge	2,587	47	2,587	47

Closed restaurant costs	636	435	1,024	806
Gain on lease termination	(537)	—	(487)	—
Impairment, closed restaurant and other costs	$2,686	$482	$3,124	$853
Closed restaurant costs represent on-going expenses to maintain the closed restaurants, such as rent expense, utility and insurance costs.
12. Subsequent Events
On July 17, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Darden Restaurants, Inc., a Florida corporation (“Parent”), and Cheetah Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect, wholly owned subsidiary of Parent in accordance with the Delaware General Corporation Law (“DGCL”). The Merger was unanimously approved by our Board of Directors.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time will be automatically canceled and (other than shares of Company common stock that are (1) owned or held in treasury by the Company, (2) owned by Parent or Merger Sub (or any of their respective affiliates) or (3) owned by stockholders who have properly exercised appraisal rights for such shares in accordance with Section 262 of the DGCL) converted into the right to receive $37.50 in cash without interest (the “Per Share Merger Consideration”).
Pursuant to the Merger Agreement, each of the options (whether vested and exercisable or unvested) to purchase shares of Company common stock outstanding and unexercised under the 2020 Plan or the 2012 Plan (the “Company Stock Options”) immediately prior to the Effective Time, will be automatically converted into the right to receive from Parent or the surviving corporation an amount in cash equal to the product obtained by multiplying (1) the excess, if any, of the Per Share Merger Consideration over the per share exercise price of such Company Stock Option, by (2) the aggregate number of shares of Company common stock that were issuable upon exercise of such Company Stock Option immediately prior to the Effective Time.

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
Pursuant to the Merger Agreement, each of the Company’s restricted stock units (the “Company RSUs”) that have been granted and are outstanding as of immediately prior to the Effective Time, will be deemed to have been earned and become fully vested and will be canceled and extinguished as of the Effective Time. In exchange therefor, each former holder of any such Company RSU will have the right to receive from Parent or the surviving corporation an amount in cash equal to the product obtained by multiplying (1) the number of shares of Company common stock subject to such Company RSU by (2) the Per Share Merger Consideration.
Consummation of the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of certain mutual customary closing conditions, including (1) the affirmative vote of a majority of the outstanding shares of the Company’s common stock, (2) the absence of an order or law prohibiting the Merger or making consummation of the Merger illegal or otherwise prohibited and (3) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s Merger Agreement representations and warranties (subject to materiality qualifiers) as of the date of the Merger Agreement and as of the date the Merger closes, and the other party’s compliance with its Merger Agreement covenants and agreements in all material respects. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company material adverse effect (as defined in the Merger Agreement). Parent’s and Merger Sub’s respective obligations to consummate the Merger are not subject to a financing condition.
The Merger Agreement includes representations, warranties and covenants of the Company, Parent and Merger Sub customary for a transaction of this nature. The Company has also agreed (1) to use reasonable best efforts to conduct its business in all material respects in the ordinary course of business consistent with past practice, (2) not to take certain actions, including declaring or paying any dividend in respect of the Company’s capital stock or other equity or voting interests, (3) to hold a meeting of its stockholders for the purpose of obtaining stockholder approval of the transaction and (4) subject to certain customary exceptions, for the Board of Directors of the Company to recommend that the Company’s stockholders approve and adopt the Merger Agreement, in each case, prior to the earlier to occur of the termination of the Merger Agreement and the Effective Time.
From the execution of the Merger Agreement until 11:59 p.m., New York City time, on August 16, 2024 (the “No-Shop Period Start Date”), the Company, its subsidiaries and their representatives have the right to, subject to the terms of the Merger Agreement, (1) solicit, initiate, encourage or facilitate any inquiry, discussion, offer, request, negotiation or proposal that constitutes, or could reasonably be expected to result in, an Acquisition Proposal (as defined in the Merger Agreement), including providing, subject to an acceptable confidentiality agreement, non-public information and data to any third party (and such third party’s representatives, including potential financing sources) in connection with any such inquiry, discussion, offer, request, negotiation or proposal, and (2) engage in, enter into, continue or otherwise participate in discussions or negotiations with any third party (and such third party’s representatives, including potential financing sources) with respect to any Acquisition Proposal.
From the No-Shop Period Start Date until the earlier of the termination of the Merger Agreement and the Effective Time, the Company will be subject to customary “no-shop” restrictions on its ability to solicit, initiate, encourage or facilitate any alternative Acquisition Proposals from third parties, including restrictions on the Company’s ability to provide information (including non-public information and data) to any third party (or such third party’s representatives) and engage in, enter into, or participate in any discussions or negotiations with any third party (or such third party’s representatives) regarding alternative Acquisition Proposals. Notwithstanding these restrictions, the Company may, under certain circumstances prior to obtaining stockholder approval (1) provide information to and participate in discussions or negotiations with third parties with respect to an unsolicited written bona fide Acquisition Proposal that the Board of Directors has determined in good faith (after consultation with its independent financial advisors and outside legal counsel) constitutes or is reasonably expected to result in a Superior Proposal (as defined in the Merger Agreement), and that failing to do so would be inconsistent with the Board of Directors’ fiduciary duties under applicable law and (2) continue to engage in activities permitted prior to the No-Shop Period Start Date with respect to any Excluded Party (as defined in the Merger Agreement).
The Merger Agreement contains customary termination rights, including that each of Parent or the Company can terminate the Merger Agreement under certain circumstances, including (1) if the transactions contemplated by the Merger Agreement are not consummated on or before February 17, 2025 (the “End Date”), (2) if a court of competent jurisdiction or other governmental authority has issued a final non-appealable order or other final action permanently enjoining, restraining or otherwise prohibiting the consummation of the Merger, or (3) stockholder approval was not obtained at the Company’s stockholder meeting. The Company may also terminate the Merger Agreement prior to obtaining stockholder approval if the Board of Directors, among other things, changes or fails to support the Board of Directors’ recommendation that the Merger Agreement

Chuy's Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements
(Tabular dollar amounts in thousands, except share and per share data)
be adopted by the Company’s stockholders (an “Adverse Recommendation Change”) in order to enter into an agreement providing for a Superior Proposal, subject to the payment of the termination fee described below. Parent may also terminate the Merger Agreement if, prior to obtaining stockholder approval, the Board of Directors effects an Adverse Recommendation Change, provided that such termination must occur within 10 business days of such Adverse Recommendation Change, or if the Company materially breaches its “no-shop” restrictions in the Merger Agreement.
The Company will pay Parent a $11,210,529 termination fee if, prior to the tenth day after the No-Shop Period Start Date, the Company terminates the Merger Agreement to enter into an agreement providing for a Superior Proposal with a party who submitted a written bona fide Acquisition Proposal after the date hereof and before the No-Shop Period Start Date (a “Go-Shop Termination”). The Company will pay Parent a $22,421,057 termination fee if (1) prior to obtaining stockholder approval, the Company terminates the Merger Agreement to enter into an agreement providing for a Superior Proposal other than in connection with a Go-Shop Termination, (2) prior to obtaining stockholder approval, Parent terminates the Merger Agreement because of an Adverse Recommendation Change, provided that such termination must occur within 10 business days of such Adverse Recommendation Change, or if the Company materially breaches its “no-shop” restrictions in the Merger Agreement (the “Adverse Recommendation Change Termination”) or (3) Parent or the Company terminates the Merger Agreement because stockholder approval was not obtained at the Company’s stockholder meeting and Parent would have also been entitled to terminate the Merger Agreement because of an Adverse Recommendation Change Termination.
The Merger Agreement also provides that the Company will pay Parent a $22,421,057 termination fee if (1)(A) Parent or the Company terminates the Merger Agreement because the transactions contemplated by the Merger Agreement were not consummated on or before the End Date, (B) Parent or the Company terminates the Merger Agreement because stockholder approval was not obtained or (C) Parent terminates the Merger Agreement because the Company breached any representation, warranty, covenant or agreement in the Merger Agreement and did not timely cure such breach, (2) an Acquisition Proposal has been publicly disclosed (and not publicly withdrawn), and (3) the Company consummates an Acquisition Proposal within 12 months of such termination or enters into a definitive agreement for an Acquisition Proposal within 12 months of such termination, which transaction is ultimately consummated. The parties to the Merger Agreement are also entitled to specifically enforce the terms and provisions of the Merger Agreement.
If the Merger is consummated, the Company’s common stock will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, as promptly as practicable following the Effective Time. The Merger is expected to be completed in the fourth quarter of fiscal 2024.
Merger costs recognized in the accompanying consolidated income statements was approximately $0.7 million for the thirteen weeks ended and the twenty-six weeks ended June 30, 2024. Merger costs included costs related to legal services and virtual data room services.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise specified, or the context otherwise requires, the references in this report to "Chuy's," “our Company,” “the Company,” “us,” “we” and “our” refer to Chuy’s Holdings, Inc. together with its subsidiaries.
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report") and the unaudited consolidated financial statements and the accompanying notes thereto included herein.
Overview
We are a growing, full-service restaurant concept offering a distinct menu of authentic, freshly-prepared Mexican and Tex-Mex inspired food. We were founded in Austin, Texas in 1982 and, as of June 30, 2024, we operated 101 restaurants across 15 states.
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
Merger with Darden
On July 17, 2024, the Company entered into an Agreement and Plan of Merger with Darden Restaurants, Inc., a Florida corporation (“Parent”), and Cheetah Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect, wholly owned subsidiary of Parent in accordance with the Delaware General Corporation Law. The Merger was unanimously approved by our Board of Directors.
We have agreed to pay Piper Sandler & Co. (“Piper”) for its financial advisory services in connection with the Merger an aggregate fee based upon a percentage of the transaction value of the Merger, which is estimated to be approximately $8.2 million, of which $1.0 million became payable on July 17, 2024. The remainder of this fee is payable to Piper contingent upon the closing of the Merger. In addition, we agreed to reimburse Piper for expenses, including fees and expenses of counsel, incurred in connection with Piper’s engagement and to indemnify Piper and related parties against liabilities arising out of or in connection with its engagement.
For additional information regarding the Merger, see Note 12, Subsequent Events in the notes to our unaudited consolidated financial statements.
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
•Comparable Restaurant Sales. We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable restaurant sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 93 restaurants at June 30, 2024.
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
The following table presents operating data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Total open restaurants (at end of period)	101	99	101	99
Total comparable restaurants (at end of period)	93	94	93	94
Average unit volumes (in thousands)	$1,185	$1,201	$2,293	$2,347
Change in comparable restaurant sales(1)	(2.0%)	3.2%	(3.1%)	5.5%
Average check	$19.68	$19.23	$19.54	$19.02
(1) We consider a restaurant to be comparable in the first full quarter following the 18th month of operations. Change in comparable restaurant sales reflects changes in sales for the comparable group of restaurants over a specified period of time. Due to the inclusion of a 53rd week in fiscal 2023, there is a one-week calendar shift in the comparison of the thirteen weeks and twenty-six weeks ended June 30, 2024, to the thirteen weeks and twenty-six weeks ended June 25, 2023. As a result, our comparable restaurant sales included above is based on comparing sales in the thirteen weeks and twenty-six weeks ended June 30, 2024 to sales in the corresponding calendar period of 2023. Comparable restaurant sales in the fiscal thirteen week period ended June 30, 2024 decreased 2.2% compared to the fiscal thirteen week period ended June 25, 2023. Comparable restaurant sales in the fiscal twenty-six week period ended June 30, 2024 decreased 3.7% compared to the fiscal twenty-six week period ended June 25, 2023.
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
Merger costs. Merger costs include costs related to legal services and virtual data room services.
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

Thirteen Weeks Ended June 30, 2024 Compared to Thirteen Weeks Ended June 25, 2023
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Thirteen Weeks Ended
	June 30, 2024	% of Revenue	June 25, 2023	% of Revenue	$ Change	% Change
Revenue	$119,798	100.0%	$119,001	100.0%	$797	0.7%
Costs and expenses:
Cost of sales	30,719	25.6	29,432	24.7	1,287	4.4
Labor	35,996	30.0	35,159	29.5	837	2.4
Operating	19,306	16.1	18,896	15.9	410	2.2
Occupancy	7,568	6.3	8,116	6.8	(548)	(6.8)
General and administrative	7,234	6.0	7,698	6.5	(464)	(6.0)
Marketing	1,566	1.4	1,693	1.5	(127)	(7.5)
Restaurant pre-opening	548	0.5	613	0.5	(65)	(10.6)
Impairment, closed restaurant and other costs	2,686	2.2	482	0.4	2,204	457.3
Merger costs	651	0.5	—	—	651	100.0
Depreciation	5,494	4.7	5,222	4.4	272	5.2
Total costs and expenses	111,768	93.3	107,311	90.2	4,457	4.2
Income from operations	8,030	6.7	11,690	9.8	(3,660)	(31.3)
Interest income, net	(545)	(0.5)	(854)	(0.7)	309	(36.2)
Income before income taxes	8,575	7.2	12,544	10.5	(3,969)	(31.6)
Income tax expense	1,162	1.0	1,810	1.5	(648)	(35.8)
Net income	$7,413	6.2%	$10,734	9.0%	$(3,321)	(30.9)%
Revenue. Revenue increased $0.8 million, or 0.7%, to $119.8 million for the thirteen weeks ended June 30, 2024 from $119.0 million for the comparable period in 2023. The increase was primarily related to incremental revenue from an additional 58 operating weeks provided by new restaurants opened during and subsequent to the second quarter of 2023, partially offset by a decrease in our comparable restaurant sales. For the second quarter of 2024, off-premise sales were approximately 30% of total revenue compared to approximately 28% during the same period in fiscal 2023.
Due to the inclusion of a 53rd week in fiscal 2023, there is a one-week calendar shift in the comparison of the second fiscal quarter of 2024 to the second fiscal quarter of 2023. After adjusting for the timing of the 53rd week in fiscal 2023 and measuring performance on a comparable calendar basis, comparable restaurant sales decreased 2.0% for the thirteen weeks ended June 30, 2024 as compared to the thirteen weeks ended July 2, 2023. The decrease in comparable restaurant sales was primarily driven by a 4.4% decrease in average weekly customers, partially offset by a 2.4% increase in average check.
On a fiscal basis, which does not adjust for the one-week calendar shift, as previously noted, sales for the same restaurants in the comparable restaurant base in the thirteen weeks ended June 30, 2024 decreased 2.2% as compared to the thirteen weeks ended June 25, 2023.
Cost of sales. Cost of sales as a percentage of revenue increased to 25.6% during the thirteen weeks ended June 30, 2024 compared to 24.7% during the comparable period in 2023 primarily driven by overall commodity inflation of 4.2% during the quarter as compared to the same period a year ago.
Labor costs. Labor costs as a percentage of revenue increased to 30.0% during the thirteen weeks ended June 30, 2024 from 29.5% during the comparable period in 2023 largely as a result of hourly labor rate inflation of 3.6% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year.
Operating costs. Operating costs as a percentage of revenue increased to 16.1% during the thirteen weeks ended June 30, 2024 from 15.9% during the same period in 2023 mainly as a result of an increase of approximately 20 basis points (“bps”) in delivery and off-premise catering charges and higher restaurant repair and maintenance costs of approximately 20 bps, partially offset by a decrease in to-go supplies of approximately 15 bps.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 6.3% during the thirteen weeks ended June 30, 2024 from 6.8% during the comparable period in 2023 primarily as a result of sales leverage on fixed occupancy expenses and reduced real estate taxes.
General and administrative expenses. General and administrative expenses decreased to $7.2 million for the thirteen weeks ended June 30, 2024 as compared to $7.7 million for the same period in 2023. The decrease was primarily driven by $0.7 million in lower performance-based bonuses, partially offset by $0.2 million in higher management salaries. As a percentage of revenues, general and administrative expenses decreased to 6.0% in the second quarter of 2024 from 6.5% in the second quarter of 2023.
Restaurant pre-opening costs. Restaurant pre-opening costs decreased to $0.5 million for the thirteen weeks ended June 30, 2024 as compared to $0.6 million for the same period in 2023 primarily due to the timing of new store openings.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs increased to $2.7 million during the thirteen weeks ended June 30, 2024 from $0.5 million during the comparable period in 2023. The increase was primarily related to a $2.6 million non-cash loss on long-lived assets of two restaurants closed during the second quarter of 2024. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Merger costs. Merger costs for the thirteen weeks ended June 30, 2024 were approximately $0.7 million.
Depreciation. Depreciation expense increased to $5.5 million during the thirteen weeks ended June 30, 2024 from $5.2 million recorded during the comparable period in 2023 primarily due to an increase in depreciation associated with our new restaurants.
Interest income, net. Interest income, net decreased to $0.5 million for the thirteen weeks ended June 30, 2024 as compared to $0.9 million for the same period in 2023. The decrease was mainly a result of a lower cash balance related to the excess cash invested in money market funds.
Income tax expense. We recorded an income tax expense of $1.2 million for the thirteen weeks ended June 30, 2024 compared to an income tax expense of $1.8 million during the comparable period in 2023. The effective income tax rate for fiscal 2024 was 13.6% compared to 14.4% in the same period last year. The decrease in the effective tax rate was mainly attributed to an increase in the proportion of employee tax credits to estimated annual income.
Net income. As a result of the foregoing, net income was $7.4 million during the thirteen weeks ended June 30, 2024 as compared to $10.7 million during the comparable period in 2023.
Twenty-Six Weeks Ended June 30, 2024 Compared to Twenty-Six Weeks Ended June 25, 2023
The following table presents, for the periods indicated, the consolidated statement of operations (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2024	% of Revenue	June 25, 2023	% of Revenue	$ Change	% Change
Revenue	$230,262	100.0%	$231,499	100.0%	$(1,237)	(0.5)%
Costs and expenses:
Cost of sales	58,540	25.4	58,150	25.1	390	0.7
Labor	70,651	30.7	69,261	29.9	1,390	2.0
Operating	37,388	16.2	36,974	16.0	414	1.1
Occupancy	15,235	6.6	15,998	6.9	(763)	(4.8)
General and administrative	14,368	6.2	15,504	6.7	(1,136)	(7.3)
Marketing	3,015	1.4	3,243	1.4	(228)	(7.0)
Restaurant pre-opening	1,202	0.5	1,094	0.5	108	9.9
Impairment, closed restaurant and other costs	3,124	1.4	853	0.4	2,271	266.2
Merger costs	651	0.3	—	—	651	100.0
Depreciation	10,934	4.7	10,362	4.4	572	5.5
Total costs and expenses	215,108	93.4	211,439	91.3	3,669	1.7
Income from operations	15,154	6.6	20,060	8.7	(4,906)	(24.5)
Interest income, net	(1,151)	(0.5)	(1,631)	(0.7)	480	(29.4)
Income before income taxes	16,305	7.1	21,691	9.4	(5,386)	(24.8)
Income tax expense	1,976	0.9	2,735	1.2	(759)	(27.8)
Net income	$14,329	6.2%	$18,956	8.2%	$(4,627)	(24.4)%
Revenue. Revenue decreased $1.2 million, or 0.5%, to $230.3 million for the twenty-six weeks ended June 30, 2024 from $231.5 million for the comparable period in 2023. The decrease was primarily related to a decrease in our comparable restaurant sales, partially offset by incremental revenue from an additional 112 operating weeks provided by new restaurants opened during and subsequent to the second quarter of 2023. For the twenty-six weeks ended June 30, 2024, off-premise sales were approximately 30% of total revenue compared to approximately 27% during the same period in fiscal 2023.
There is a one-week calendar shift in the comparison of the twenty-six weeks ended June 30, 2024 to the fiscal comparable period in 2023 due to the 53rd week in fiscal 2023. As a result of this shift, the week between Christmas and New Year’s, traditionally a high-volume week for the Company’s restaurants was included in the first quarter of 2023 but was replaced with an average volume week in the first quarter of 2024. This shift reduced revenue by approximately $1.8 million during the twenty-six weeks ended June 30, 2024.
Adjusting for the timing of the 53rd week of 2023 and measuring performance on a comparable calendar basis, comparable restaurant sales decreased 3.1% for the twenty-six weeks ended June 30, 2024 as compared to the twenty-six weeks ended July 2, 2023. The decrease in comparable restaurant sales was primarily driven by a 5.6% decrease in average weekly customers, partially offset by a 2.4% increase in average check.
On a fiscal basis, which does not adjust for the one-week calendar shift, as previously noted, sales for the same restaurants in the comparable restaurant base in the twenty-six weeks ended June 30, 2024 decreased 3.7% as compared to the twenty-six weeks ended June 25, 2023.
Cost of sales. Cost of sales as a percentage of revenue increased to 25.4% during the twenty-six weeks ended June 30, 2024 compared to 25.1% during the comparable period in 2023 primarily driven by overall commodity inflation of 1.5% during the twenty-six weeks ended June 30, 2024 as compared to the same period a year ago.
Labor costs. Labor costs as a percentage of revenue increased to 30.7% during the twenty-six weeks ended June 30, 2024 from 29.9% during the comparable period in 2023 largely as a result of hourly labor rate inflation of 3.6% at comparable restaurants as well as an incremental improvement in our hourly staffing levels as compared to last year.
Operating costs. Operating costs as a percentage of revenue increased to 16.2% during the twenty-six weeks ended June 30, 2024 from 16.0% during the same period in 2023 mainly as a result of an increase of approximately 20 bps in delivery and off-premise catering charges and higher restaurant repair and maintenance costs of approximately 20 bps, partially offset by a decrease in to-go supplies of approximately 10 bps and a decrease in insurance costs of approximately 10 bps.
Occupancy costs. Occupancy costs as a percentage of revenue decreased to 6.6% during the twenty-six weeks ended June 30, 2024 from 6.9% during the comparable period in 2023 primarily as a result of sales leverage on fixed occupancy expenses and reduced real estate taxes.
General and administrative expenses. General and administrative expenses decreased to $14.4 million for the twenty-six weeks ended June 30, 2024 as compared to $15.5 million for the same period in 2023. The decrease was primarily driven by $1.6 million in lower performance-based bonuses, partially offset by $0.5 million in higher management salaries. As a percentage of revenues, general and administrative expenses decreased to 6.2% in the twenty-six weeks ended June 30, 2024 from 6.7% in the twenty-six weeks ended June 25, 2023.
Restaurant pre-opening costs. Restaurant pre-opening costs increased to $1.2 million for the twenty-six weeks ended June 30, 2024 as compared to $1.1 million for the same period in 2023 primarily due to the timing of new store openings.
Impairment, closed restaurant and other costs. Impairment, closed restaurant and other costs increased to $3.1 million during the twenty-six weeks ended June 30, 2024 from $0.9 million during the comparable period in 2023. The increase was primarily related to a $2.6 million non-cash loss on long-lived assets of two restaurants closed during the second quarter of 2024. Closed restaurant costs include rent expense, utilities, insurance and other costs required to maintain the remaining closed locations.
Merger costs. Merger costs for the twenty-six weeks ended June 30, 2024 were approximately $0.7 million.
Depreciation. Depreciation expense increased to $10.9 million during the twenty-six weeks ended June 30, 2024 from $10.4 million recorded during the comparable period in 2023 primarily due to an increase in depreciation associated with our new restaurants.
Interest income, net. Interest income, net decreased to $1.2 million for the twenty-six weeks ended June 30, 2024 as compared to $1.6 million for the same period in 2023. The decrease was mainly a result of a lower cash balance related to the excess cash invested in money market funds.
Income tax expense. We recorded an income tax expense of $2.0 million for the twenty-six weeks ended June 30, 2024 compared to $2.7 million during the comparable period in 2023. The effective income tax rate for fiscal 2024 was 12.1% compared to 12.6% in the same period last year. The decrease in the effective tax rate was mainly attributed to an increase in the proportion of employee tax credits to estimated annual income.
Net income. As a result of the foregoing, net income was $14.3 million during the twenty-six weeks ended June 30, 2024 as compared to $19.0 million during the comparable period in 2023.
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
Our main requirements for liquidity are to support our working capital, restaurant expansion plans, ongoing maintenance of our existing restaurants, investment in infrastructure, obligations under our operating leases, and interest payments on our debt, if any.
On October 27, 2022, the Company’s Board of Directors approved a new share repurchase program under which the Company could repurchase up to $50.0 million of its common shares outstanding through December 31, 2024. The Company repurchased no shares of its common stock during the thirteen weeks ended June 30, 2024 and 83,521 shares of its common stock for a total of approximately $3.0 million during the thirteen weeks ended June 25, 2023. The Company repurchased 214,659 shares of its common stock for a total of approximately $7.3 million during the twenty-six weeks ended June 30, 2024 and 83,521 shares of its common stock for a total of approximately $3.0 million during the twenty-six weeks ended June 25, 2023. As of June 30, 2024, the Company had $13.8 million remaining under its $50.0 million repurchase program.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions, as described in Item 1A. “Risk Factors” of our Annual Report.
As of June 30, 2024, the Company had a strong financial position with $54.5 million in cash and cash equivalents, no debt and $25.0 million of availability under its revolving credit facility.
Cash Flows for Twenty-Six Weeks Ended June 30, 2024 and June 25, 2023
The following table summarizes the statement of cash flows (in thousands):

	Twenty-Six Weeks Ended
	June 30, 2024	June 25, 2023
Net cash provided by operating activities	$20,735	$29,419
Net cash used in investing activities	(25,300)	(20,615)
Net cash used in financing activities	(8,716)	(4,208)
Net (decrease) increase in cash and cash equivalents	(13,281)	4,596
Cash and cash equivalents at beginning of year	67,774	78,028
Cash and cash equivalents at end of period	$54,493	$82,624
Operating Activities. Net cash provided by operating activities decreased $8.7 million to $20.7 million for the twenty-six weeks ended June 30, 2024 from $29.4 million during the comparable period in 2023. Our business is almost exclusively a cash business. Almost all of our receipts come in the form of cash and cash equivalents and a large majority of our expenditures are paid within a 30 day period. The decrease in net cash provided by operating activities was mainly attributable to:
1)a $4.6 million decrease in net income; and
2)a $8.8 million decrease in accrued and other liabilities largely driven by a higher performance-based bonus pay-out in the first half of 2024 as compared to the comparable period last year.
This overall decrease of $13.4 million, as detailed above, is partially offset by $4.1 million in less payments on accounts payable and prepaid expenses mainly driven by timing of payments as compared to last year.
Investing Activities. Net cash used in investing activities increased $4.7 million to $25.3 million for the twenty-six weeks ended June 30, 2024 from $20.6 million during the comparable period in 2023, mainly driven by an increase and timing of our new restaurant construction as compared to the same period last year.
Financing Activities. Net cash used by financing activities increased $4.5 million to $8.7 million for the twenty-six weeks ended June 30, 2024 from $4.2 million during the comparable period in 2023 primarily due to an $4.4 million increase in the repurchases of shares of common stock.
As of June 30, 2024, we had no other financing transactions, arrangements or other relationships with any unconsolidated affiliates or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.
Capital Resources
Long-Term and Short-Term Capital Requirements
There have been no material changes to our long-term or short-term capital requirements from what was previously disclosed in our Annual Report filed with the SEC, except as disclosed in Note 5, Long-Term Debt.
Contractual Obligations
There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC except the Piper fee as described above under “—Merger with Darden.”
Off-Balance Sheet Arrangements
As of June 30, 2024, we are not involved in any variable interest entities transactions and do not otherwise have any off-balance sheet arrangements.
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
•uncertainties related to the consummation of the pending Merger;
•our ability to complete the Merger, if at all, on the anticipated terms and timing, including obtaining requisite stockholder approval and regulatory approvals, and the satisfaction of other conditions to the completion of the Merger;
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances requiring us to pay a termination fee;
•potential litigation relating to the Merger that could be instituted against us or our directors or officers, including the effects of any outcomes related thereto;
•the risk that disruptions from the Merger will harm our business, including current plans and operations;
•our ability to retain and hire key personnel during the pendency of the Merger;
•the diversion of management’s time and attention from ordinary course business operations to completion of the Merger;
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger;
•potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger;
•certain restrictions during the pendency of the Merger that may impact our ability to pursue certain business opportunities; and
•other risks and uncertainties described from time to time in the Company's Annual Report and other filings with the Securities and Exchange Commission.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
Except as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report filed with the SEC.
The pendency of the Merger could harm our business, financial condition or results of operations, or the market price of our common stock.
On July 17, 2024, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Darden Restaurants, Inc., a Florida corporation (“Parent”) and Cheetah Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect, wholly owned subsidiary of Parent (the “Surviving Corporation”) in accordance with the Delaware General Corporation Law (the “DGCL”). During the period between the date of the signing of the Merger Agreement and the closing of the Merger, our business has been and is exposed to certain inherent risks due to the effect of the announcement and the pendency of the Merger, including the following:
•difficulties maintaining relationships with customers and business partners, who may defer decisions about working with us, move to our competitors, or seek to delay or change existing business relationships with us;
•uncertainties caused by negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in our business;
•our inability to retain and hire key personnel during the pendency of the Merger, as our personnel may experience uncertainty about their future roles following the Merger;
•diversion of our management’s time and attention, as well as distraction of our key personnel, from the Company’s ordinary course of business operations;
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances requiring the Company to pay a termination fee; and
•our inability to solicit other acquisition proposals after the go shop period ends.
The Merger Agreement also places restrictions on how we conduct our business before the Merger is effective. These restrictions could result in our inability to respond efficiently and successfully to retention issues, competitive pressures, industry developments and future opportunities. This could harm our business, results of operations, and financial condition.
The Merger may not be completed within the expected timeframe, or at all, and any significant delay or the failure to complete the Merger could harm our business, financial condition or results of operations, or the market price of our common stock.
There can be no assurance that the Merger will be completed within the intended timeframe, or at all. If the Merger is not completed within the intended timeframe or at all, or if the Merger is significantly delayed, we may be subject to a number of material risks, including the following:
•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the market price may be negatively impacted because of a failure to complete the Merger within the expected timeframe, or at all;
•we could be subject to litigation related to any failure to complete the Merger;
•we have incurred, and expect to continue incurring, significant costs, expenses, and fees for professional services and other Merger-related costs, for which we may receive little or no benefit if the Merger is not completed, and many of these fees and costs will be payable by us even if the Merger is not completed;
•a significant delay in completing the Merger or the failure to complete the Merger may result in negative publicity, which, in turn, could negatively affect our relationships with business partners and could impact investor and consumer confidence in our business;
•in certain circumstances, we may be required to pay a termination fee if the Merger Agreement is terminated; and

•a 12-month tail period during which the termination fee may be payable in certain circumstances may have a chilling effect on alternatives to the Merger.
The occurrence of any of these events individually or in combination could harm our business, financial condition or results of operations, or the market price of our common stock. Additionally, even if the pending Merger is successfully completed:
•receipt of the all-cash per share Merger consideration is generally taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as a public company.
As a result of the announcement of the pending Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key or other employees may depart because of issues relating to such uncertainty or a desire not to remain with Parent or the Surviving Corporation following the completion of the Merger and we may not be able to hire replacement or additional employees.
As a result of the announcement of the pending Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment with the Surviving Company. As a result, key or other employees may depart because of issues relating to such uncertainty or a desire not to remain with Parent or the Surviving Corporation following the completion of the Merger. Losses of key employees (including officers) or other employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. Additionally, to the extent that we are unable to hire replacement or additional employees or unable to retain employees during the pendency of the Merger, we may need to turn to more expensive and less effective resources, such as consultants or temporary workers, to support our business, which would adversely affect our business, financial condition and results of operations.
The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including regulatory approvals, that may be outside of our or Parent’s control and that we and Parent may be unable to satisfy or obtain or which may delay the consummation of the Merger or cause the parties to abandon the Merger.
Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Parent’s control, including, among others:
•the affirmative vote of a majority of the outstanding shares of our common stock;
•the absence of an order or law prohibiting or making consummation of the Merger illegal or otherwise prohibited; and
•the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
We cannot predict whether and when the conditions to the closing of the Merger will be satisfied. The conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed.
Shareholder litigation could prevent or delay the closing of the Merger or otherwise harm our business, financial condition or results of operations, or the market price of our common stock.
We may incur additional costs in connection with the defense or settlement of any future shareholder litigation related to the pending Merger. Such litigation may adversely affect our ability to complete the Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of obligations to our directors, which could harm our business, financial condition or results of operations, or the market price of our common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
During the thirteen weeks ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of July 17, 2024, by and among Darden Restaurants, Inc., Cheetah Merger Sub Inc. and Chuy’s Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 17, 2024)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2024

CHUY’S HOLDINGS, INC.

By:	/s/ Steven J. Hislop
	Name:	Steven J. Hislop
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jon W. Howie
	Name:	Jon W. Howie
	Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)